Form 10-Q
period 2022-03-31
AFLAC INC
filed 2022-04-29
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 644,164,538 shares of the issuer's common stock were outstanding as of April 21, 2022.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2022	2021
Revenues:
Net earned premiums, principally supplemental health insurance	$4,178	$4,593
Net investment income	903	925
Net investment gains (losses)	122	307
Other income (loss)	69	44
Total revenues	5,272	5,869
Benefits and expenses:
Benefits and claims, net	2,487	2,735
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	322	311
Insurance commissions	300	326
Insurance and other expenses	831	832
Interest expense	56	62
Total acquisition and operating expenses	1,509	1,531
Total benefits and expenses	3,996	4,266
Earnings before income taxes	1,276	1,603
Income taxes	244	310
Net earnings	$1,032	$1,293
Net earnings per share:
Basic	$1.59	$1.88
Diluted	1.58	1.87
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	649,753	688,938
Diluted	652,827	691,940
Cash dividends per share	$.40	$.33
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2022	2021
Net earnings	$1,032	$1,293
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(467)	(581)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(4,752)	(2,003)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(77)	20
Unrealized gains (losses) on derivatives during period	1	0
Pension liability adjustment during period	3	5
Total other comprehensive income (loss) before income taxes	(5,292)	(2,559)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,012)	(432)
Other comprehensive income (loss), net of income taxes	(4,280)	(2,127)
Total comprehensive income (loss)	$(3,248)	$(834)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2022 and 2021, amortized cost $78,241 in 2022 and $82,105 in 2021)	$85,795	$94,206
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,223 in 2022 and $3,264 in 2021)	4,170	4,490
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $8 in 2022 and $8 in 2021 (fair value $24,585 in 2022 and $26,869 in 2021)	20,672	22,000
Equity securities, at fair value	1,415	1,603
Commercial mortgage and other loans, net of allowance for credit losses of $158 in 2022 and $174 in 2021 (includes $10,027 in 2022 and $9,740 in 2021 of consolidated variable interest entities)	12,312	11,786
Other investments (includes $1,624 in 2022 and $1,535 in 2021 of consolidated variable interest entities)	3,960	3,842
Cash and cash equivalents	4,275	5,051
Total investments and cash	132,599	142,978
Receivables	730	693
Accrued investment income	683	737
Deferred policy acquisition costs	9,082	9,525
Property and equipment, at cost less accumulated depreciation	538	538
Other	3,414	3,071
Total assets	$147,046	$157,542
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$85,866	$90,588
Unpaid policy claims	4,754	4,836
Unearned premiums	2,318	2,576
Other policyholders’ funds	6,705	7,072
Total policy liabilities	99,643	105,072
Income taxes	3,503	4,339
Payables for return of cash collateral on loaned securities	2,198	2,162
Notes payable and lease obligations	7,768	7,956
Other	4,407	4,760
Total liabilities	117,519	124,289
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2022 and 2021; issued 1,353,780 shares in 2022 and 1,352,739 shares in 2021	135	135
Additional paid-in capital	2,560	2,529
Retained earnings	42,413	41,381
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,482)	(2,013)
Unrealized gains (losses) on fixed maturity securities	5,787	9,602
Unrealized gains (losses) on derivatives	(29)	(30)
Pension liability adjustment	(163)	(166)
Treasury stock, at average cost	(18,694)	(18,185)
Total shareholders’ equity	29,527	33,253
Total liabilities and shareholders’ equity	$147,046	$157,542
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$41,381	$7,393	$(18,185)	$33,253
Net earnings	0	0	1,032	0	0	1,032
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(469)	0	(469)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,815)	0	(3,815)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	6	0	0	0	6
Share-based compensation	0	13	0	0	0	13
Purchases of treasury stock	0	0	0	0	(523)	(523)
Treasury stock reissued	0	12	0	0	14	26
Balance at March 31, 2022	$135	$2,560	$42,413	$3,113	$(18,694)	$29,527

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Net earnings	0	0	1,293	0	0	1,293
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(565)	0	(565)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,567)	0	(1,567)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	4	0	4
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	9	0	0	0	9
Purchases of treasury stock	0	0	0	0	(668)	(668)
Treasury stock reissued	0	10	0	0	18	28
Balance at March 31, 2021	$135	$2,438	$39,277	$6,807	$(16,554)	$32,103
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2022	2021
Cash flows from operating activities:
Net earnings	$1,032	$1,293
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(30)	(19)
Capitalization of deferred policy acquisition costs	(255)	(262)
Amortization of deferred policy acquisition costs	322	311
Increase in policy liabilities	198	204
Change in income tax liabilities	321	331
Net investment (gains) losses	(122)	(307)
Other, net	(206)	(185)
Net cash provided (used) by operating activities	1,260	1,366
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	545	651
Equity securities	102	123
Commercial mortgage and other loans	638	725
Costs of investments acquired:
Available-for-sale fixed maturity securities	(707)	(2,475)
Equity securities	(114)	(126)
Commercial mortgage and other loans	(1,161)	(956)
Other investments, net	(138)	(201)
Settlement of derivatives, net	(558)	116
Cash received (pledged or returned) as collateral, net	142	1,206
Other, net	41	(32)
Net cash provided (used) by investing activities	(1,210)	(969)
Cash flows from financing activities:
Purchases of treasury stock	(500)	(650)
Proceeds from borrowings	0	400
Dividends paid to shareholders	(250)	(219)
Change in investment-type contracts, net	(21)	(12)
Treasury stock reissued	9	9
Other, net	25	2
Net cash provided (used) by financing activities	(737)	(470)
Effect of exchange rate changes on cash and cash equivalents	(89)	(78)
Net change in cash and cash equivalents	(776)	(151)
Cash and cash equivalents, beginning of period	5,051	5,141
Cash and cash equivalents, end of period	$4,275	$4,990
Supplemental disclosures of cash flow information:
Income taxes paid	$(77)	$(20)
Interest paid	37	35
Noncash interest	19	27
Noncash financing activities:
Lease obligations	73	20
Treasury stock issued for:
Associate stock bonus	3	7
Shareholder dividend reinvestment	9	8
Share-based compensation grants	5	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Argus Dental & Vision, Inc. (Argus) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 71% and 70% of the Company's total revenues in the three-month periods ended March 31, 2022 and 2021, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 81% at March 31, 2022, compared with 82% at December 31, 2021.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2022 and December 31, 2021, and the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2022 and 2021. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

Market Conditions: The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer term impacts of the pandemic. For example, economic conditions have acted as headwinds to sales in the first quarter of 2022, particularly in Japan, pressuring premium growth rates. Further, in the U.S., supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. Central bank and government efforts to control inflation, as well the impacts of the Russia-Ukraine conflict, including volatility in energy prices and additional disruptions in the global supply chain, could lead to slower economic growth in Japan and the U.S. Additionally, rising energy prices, along with increased widening of the differential between U.S. and Japan interest rates, have contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

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

Accounting Pronouncements Pending Adoption

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that will significantly change how insurers account for long-duration contracts. The amendments will change existing recognition, measurement, presentation, and disclosure requirements. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update assumptions for the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures.

In November 2019, the FASB issued an amendment extending the effective date for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be small reporting companies as defined by the SEC, by one year.

In November 2020, the FASB issued an amendment providing an additional year deferral for all insurance entities due to the impact of COVID-19. The amendments are now effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of the amendments is permitted.

The Company continues to evaluate the impact of adoption and has determined that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The requirement to update assumptions for LFPB will have a significant impact on the Company's results of operations, systems, processes and controls and the requirement to update discount rates will have a significant impact on its equity.

As part of working toward implementation of the updated standard, the Company has made progress on key accounting policy decisions, including processes to identify insurance policy groupings (cohorts) for LFPB measurement and DAC amortization purposes, applicable discount rates, development of liability cash flow and claim expense assumptions, and DAC amortization methodology.

The Company will not early adopt the updated standard and has selected the modified retrospective transition method, which requires the amended guidance be applied as of the beginning of the earliest period presented beginning on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date the Company calculates the ratio of expected benefits less existing carrying values to gross premiums (net premium ratio) using updated assumptions and the discount rate immediately before the Transition Date. For any cohorts that have a net premium ratio greater than 100% on the Transition Date, the net premium ratio will be capped at 100%. The Company uses the net premium ratio calculated on the Transition Date (and capped at 100% if required) to calculate the LFPB using two different discount rates: i) the discount rate used immediately before the Transition Date, and ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their net premium ratio capped at 100% on the Transition Date, any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date is recorded as an adjustment (decrease) to opening retained earnings. For all cohorts on the Transition Date, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date) is recorded in accumulated other comprehensive income (AOCI) net of tax at transition.

When the Company adopts the updated standard beginning January 1, 2023, opening equity will be adjusted for the Transition Date impacts to AOCI and retained earnings and prior periods presented (years 2021 and 2022) will be restated following the updated standard. Based on the modified retrospective transition method, the Company currently estimates that the Transition Date impact from adoption is likely to result in a decrease in AOCI in a range between $18 billion and $20 billion and a decrease in retained earnings of approximately $0.3 billion. The variability around the impact of adoption results from the Company making certain estimates, primarily related to the determination of Transition Date market level yields.

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

•For DAC amortization, the Company has made a preliminary policy election to group insurance policies into cohorts that are consistent with the groupings used in estimating the associated LFPB. DAC will be amortized on a constant-level basis for the grouped contracts over the expected remaining term of the related contracts. For both life and health products issued by Aflac Japan, the constant-level basis used will be units in force, which is a proxy for face amount and insurance in force, respectively. For life products issued by Aflac U.S., the constant level basis used will be face amount of policies in force; for health products issued by Aflac U.S., the constant level basis used will be the number of policies in force.

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

The Company continues testing its reporting and disclosure capabilities under the new ASU for post-Transition Date accounting periods.

The Company currently has no products with market risk benefits.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

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

	Three Months Ended March 31,
(In millions)	2022	2021
Revenues:
Aflac Japan:
Net earned premiums	$2,724	$3,123
Adjusted net investment income (1),(2)	680	705
Other income	9	13
Total adjusted revenue Aflac Japan	3,413	3,841
Aflac U.S.:
Net earned premiums	1,413	1,422
Adjusted net investment income (3)	184	176
Other income	42	30
Total adjusted revenue Aflac U.S.	1,639	1,628
Corporate and other (4),(5)	74	83
Total adjusted revenues	5,126	5,552
Net investment gains (losses) (1),(2),(3),(4)	146	317
Total revenues	$5,272	$5,869
(1) Amortized hedge costs of $26 and $19 for the three-month periods ended March 31, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(10) and $(8) for the three-month periods ended March 31, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 the three-month period ended March 31, 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $11 and $17 for the three-month periods ended March 31, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $12 for the three-month period ended March 31, 2022, is included as a reduction to net investment income. Tax credits on these investments of $16 for the three-month period ended March 31, 2022, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

	Three Months Ended March 31,
(In millions)	2022	2021
Pretax earnings:
Aflac Japan (1),(2)	$862	$887
Aflac U.S. (3)	325	445
Corporate and other (4),(5),(6)	(44)	(26)
Pretax adjusted earnings (7)	1,143	1,306
Net investment gains (losses) (1),(2),(3),(4),(5)	134	304
Other income (loss)	(1)	(7)
Total earnings before income taxes	$1,276	$1,603
Income taxes applicable to pretax adjusted earnings	$216	$248
Effect of foreign currency translation on after-tax adjusted earnings	(37)	13
(1) Amortized hedge costs of $26 and $19 for the three-month periods ended March 31, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(10) and $(8) for the three-month periods ended March 31, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period ended March 31, 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $11 and $17 for the three-month periods ended March 31, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $13 and $14 for the three-month periods ended March 31, 2022, and 2021, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $12 for the three-month period ended March 31, 2022, is included as a reduction to net investment income. Tax credits on these investments of $16 for the three-month period ended March 31, 2022 have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $41 and $45 for the three-month periods ended March 31, 2022, and 2021, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	March 31, 2022	December 31, 2021
Assets:
Aflac Japan	$119,270	$128,536
Aflac U.S.	21,944	23,106
Corporate and other	5,832	5,900
Total assets	$147,046	$157,542

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$28,492	$0	$2,403	$345	$30,550
Municipalities	1,120	0	259	15	1,364
Mortgage- and asset-backed securities	280	0	14	3	291
Public utilities	4,240	0	629	17	4,852
Sovereign and supranational	714	0	64	0	778
Banks/financial institutions	6,607	0	530	168	6,969
Other corporate	6,588	0	1,089	77	7,600
Total yen-denominated	48,041	0	4,988	625	52,404
U.S. dollar-denominated:
U.S. government and agencies	160	0	5	3	162
Municipalities	1,316	0	112	16	1,412
Mortgage- and asset-backed securities	1,055	0	43	23	1,075
Public utilities	3,783	0	583	29	4,337
Sovereign and supranational	213	0	52	8	257
Banks/financial institutions	3,217	0	526	26	3,717
Other corporate	23,679	0	3,129	207	26,601
Total U.S. dollar-denominated	33,423	0	4,450	312	37,561
Total securities available for sale	$81,464	$0	$9,438	$937	$89,965

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,335	$0	$3,343	$61	$33,617
Municipalities	1,192	0	322	5	1,509
Mortgage- and asset-backed securities	300	0	19	1	318
Public utilities	4,462	0	906	2	5,366
Sovereign and supranational	760	0	82	0	842
Banks/financial institutions	6,963	0	787	72	7,678
Other corporate	7,148	0	1,535	26	8,657
Total yen-denominated	51,160	0	6,994	167	57,987
U.S. dollar-denominated:
U.S. government and agencies	196	0	8	1	203
Municipalities	1,340	0	189	2	1,527
Mortgage- and asset-backed securities	897	0	33	2	928
Public utilities	3,781	0	909	5	4,685
Sovereign and supranational	222	0	57	6	273
Banks/financial institutions	3,169	0	747	3	3,913
Other corporate	24,604	0	4,629	53	29,180
Total U.S. dollar-denominated	34,209	0	6,572	72	40,709
Total securities available for sale	$85,369	$0	$13,566	$239	$98,696

	March 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,817	$3	$19,814	$3,712	$0	$23,526
Municipalities	315	0	315	83	0	398
Public utilities	41	1	40	10	0	50
Sovereign and supranational	487	4	483	101	0	584
Other corporate	20	0	20	7	0	27
Total yen-denominated	20,680	8	20,672	3,913	0	24,585
Total securities held to maturity	$20,680	$8	$20,672	$3,913	$0	$24,585

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,089	$3	$21,086	$4,613	$0	$25,699
Municipalities	335	0	335	101	0	436
Public utilities	44	1	43	12	0	55
Sovereign and supranational	518	4	514	136	0	650
Other corporate	22	0	22	7	0	29
Total yen-denominated	22,008	8	22,000	4,869	0	26,869
Total securities held to maturity	$22,008	$8	$22,000	$4,869	$0	$26,869

(In millions)	March 31, 2022	December 31, 2021
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$711	$744
U.S. dollar-denominated	663	817
Other currencies	41	42
Total equity securities	$1,415	$1,603

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first quarter of 2022 and 2021, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2022, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,335	$1,427
Due after one year through five years	7,876	8,406
Due after five years through 10 years	12,472	14,056
Due after 10 years	58,446	64,710
Mortgage- and asset-backed securities	1,335	1,366
Total fixed maturity securities available for sale	$81,464	$89,965
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	41	44
Due after five years through 10 years	10,846	12,429
Due after 10 years	9,785	12,112
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$20,672	$24,585
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2022			December 31, 2021
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$47,146	$52,760	A+	$50,186	$57,862
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$70	$2
Gross losses from sales	(3)	(1)
Foreign currency gains (losses)	10	(12)
Other investments:
Gross gains from sales	9	0
Total sales and redemptions	86	(11)
Equity securities	(156)	(68)
Credit losses:
Fixed maturity securities available for sale	0	11
Fixed maturity securities held to maturity	0	1
Commercial mortgage and other loans	16	27
Impairment losses	0	(20)
Loan commitments	7	5
Reinsurance recoverables and other	2	(2)
Total credit losses	25	22
Derivatives and other:
Derivative gains (losses)	(466)	(287)
Foreign currency gains (losses)	633	651
Total derivatives and other	167	364
Total net investment gains (losses)	$122	$307

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2022, that relate to equity securities still held at the March 31, 2022 reporting date, were $157 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2022	December 31, 2021
Unrealized gains (losses) on securities available for sale	$8,501	$13,330
Deferred income taxes	(2,714)	(3,728)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$5,787	$9,602

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$3	$0	$3	$1	$0
Japan government and agencies:
Yen-denominated	7,780	345	4,264	123	3,516	222
Municipalities:
U.S. dollar-denominated	258	16	243	14	15	2
Yen-denominated	216	15	96	4	120	11
Mortgage- and asset- backed securities:
U.S. dollar-denominated	549	23	533	23	16	0
Yen-denominated	79	3	49	0	30	3
Public utilities:
U.S. dollar-denominated	535	29	459	23	76	6
Yen-denominated	598	17	546	14	52	3
Sovereign and supranational:
U.S. dollar-denominated	34	8	5	1	29	7
Banks/financial institutions:
U.S. dollar-denominated	590	26	535	21	55	5
Yen-denominated	3,594	168	2,576	86	1,018	82
Other corporate:
U.S. dollar-denominated	3,835	207	3,011	118	824	89
Yen-denominated	1,453	77	1,209	47	244	30
Total	$19,522	$937	$13,526	$477	$5,996	$460

	December 31, 2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$1	$0	$1	$1	$0
Japan government and agencies:
Yen-denominated	2,868	61	445	3	2,423	58
Municipalities:
U.S. dollar-denominated	82	2	79	2	3	0
Yen-denominated	187	5	53	0	134	5
Mortgage- and asset- backed securities:
U.S. dollar-denominated	278	2	278	2	0	0
Yen-denominated	33	1	0	0	33	1
Public utilities:
U.S. dollar-denominated	130	5	70	2	60	3
Yen-denominated	26	2	0	0	26	2
Sovereign and supranational:
U.S. dollar-denominated	37	6	6	1	31	5
Banks/financial institutions:
U.S. dollar-denominated	292	3	274	3	18	0
Yen-denominated	2,074	72	1,011	16	1,063	56
Other corporate:
U.S. dollar-denominated	1,365	53	458	8	907	45
Yen-denominated	541	26	274	4	267	22
Total	$7,914	$239	$2,948	$42	$4,966	$197

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated. Refer to the Allowance for Credit Losses section below for additional information.

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

(In millions)	March 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,017	16.2%	$2,001	16.7%
Retail	267	2.1	267	2.2
Apartments/Multi-Family	2,135	17.1	1,893	15.8
Industrial	101	.8	94	.8
Hospitality	834	6.7	876	7.3
Other	237	1.9	228	1.9
Total transitional real estate loans	5,591	44.8	5,359	44.7
Commercial mortgage loans:
Office	395	3.2	398	3.3
Retail	330	2.6	332	2.8
Apartments/Multi-Family	633	5.1	649	5.4
Industrial	521	4.2	525	4.4
Total commercial mortgage loans	1,879	15.1	1,904	15.9
Middle market loans	5,000	40.1	4,697	39.4
Total commercial mortgage and other loans	$12,470	100.0%	$11,960	100.0%
Allowance for credit losses	(158)		(174)
Total net commercial mortgage and other loans	$12,312		$11,786
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (22%), Texas (12%) and Florida (9%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of March 31, 2022, the Company had $693 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of March 31, 2022, the Company had no outstanding commitments to fund CMLs. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $16 million and $11 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of March 31, 2022, and December 31, 2021, respectively.

As of March 31, 2022, the Company had commitments of approximately $1.2 billion to fund future MMLs. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of March 31, 2022, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of March 31, 2022 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$294	$598	$36	$318	$86	$0	$1,332
60%-69.99%	161	693	137	624	417	50	2,082
70%-79.99%	145	1,031	156	493	227	1	2,053
80% or greater	0	124	0	0	0	0	124
Total	$600	$2,446	$329	$1,435	$730	$51	$5,591

Commercial Mortgage Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$303	$47	$518	$154	$599	$1,621	2.48
60%-69.99%	0	34	0	86	0	113	233	1.87
70%-79.99%	0	0	0	0	0	25	25	1.78
80% or greater	0	0	0	0	0	0	0	0.00
Total	0	337	47	604	154	737	1,879	2.39
Weighted Average DSCR	0.00	2.87	1.93	2.39	2.10	2.28

Middle Market Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$0	$117	$58	$37	$23	$0	$81	$316
BB	42	337	299	187	111	59	296	1,331
B	99	889	513	624	262	275	292	2,954
CCC	0	0	22	64	87	124	75	372
CC	0	0	0	0	0	26	1	27
C and lower	0	0	0	0	0	0	0	0
Total	$141	$1,343	$892	$912	$483	$484	$745	$5,000

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $19.7 billion amortized cost as of March 31, 2022 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the three-month period ended March 31, 2022. As of March 31, 2022, these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the three-month periods ended March 31, 2022 and March 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company had an immaterial amount of loans and fixed maturity securities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended March 31, 2022:
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(Addition to) release of allowance for credit losses	16	2	(2)	0	0	2
Change in foreign exchange	0	0	0	0	0	2
Balance at March 31, 2022	$(52)	$(8)	$(98)	$(8)	$0	$(9)
Three Months Ended March 31, 2021:
Balance at December 31, 2020	$(63)	$(33)	$(85)	$(9)	$(38)	$(11)
(Addition to) release of allowance for credit losses	16	9	2	1	0	(2)
Write-offs, net of recoveries	0	0	0	0	11	0
Balance at March 31, 2021	$(47)	$(24)	$(83)	$(8)	$(27)	$(13)

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of March 31, 2022 was $24 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2022	December 31, 2021
Other investments:
Policy loans	$224	$236
Short-term investments (1)	1,747	1,726
Limited partnerships	1,964	1,858
Other	25	22
Total other investments	$3,960	$3,842
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

As of March 31, 2022, the Company had $1.7 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	March 31, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,223	$4,170	$3,264	$4,490
Commercial mortgage and other loans	10,027	10,082	9,740	9,910
Other investments (2)	1,624	1,624	1,535	1,535
Other assets (3)	75	75	78	78
Total assets of consolidated VIEs	$14,949	$15,951	$14,617	$16,013
Liabilities:
Other liabilities (3)	$427	$427	$414	$414
Total liabilities of consolidated VIEs	$427	$427	$414	$414
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
Investments in Variable Interest Entities Not Consolidated

	March 31, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,513	$5,260	$4,779	$5,864
Other investments (1)	340	340	323	323
Total investments in VIEs not consolidated	$4,853	$5,600	$5,102	$6,187
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
	March 31, 2022			December 31, 2021
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,127	$1,127	$0	$920	$920
Public utilities	16	0	16	40	0	40
Sovereign and supranational	2	0	2	2	0	2
Banks/financial institutions	116	0	116	88	0	88
Other corporate	937	0	937	1,112	0	1,112
Total borrowings	$1,071	$1,127	$2,198	$1,242	$920	$2,162
Gross amount of recognized liabilities for securities lending transactions			$2,198			$2,162
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $7.0 billion and $6.8 billion at March 31, 2022 and December 31, 2021, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2022, and December 31, 2021, respectively.

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

	March 31, 2022			December 31, 2021
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$2	$18	$0	$2
Total cash flow hedges	18	0	2	18	0	2
Fair value hedges:
Foreign currency forwards	0	0	0	62	0	5
Foreign currency options	9,004	4	0	8,829	5	0
Total fair value hedges	9,004	4	0	8,891	5	5
Net investment hedge:
Foreign currency forwards	5,012	487	0	4,996	341	0
Foreign currency options	1,908	0	0	1,949	0	0
Total net investment hedge	6,920	487	0	6,945	341	0
Non-qualifying strategies:
Foreign currency swaps	1,900	66	5	2,250	59	13
Foreign currency swaps - VIE	3,367	75	425	3,151	78	412
Foreign currency forwards	10,472	490	812	15,953	450	1,133
Foreign currency options	4,456	4	0	2,746	3	0
Interest rate swaps	3,500	0	216	3,500	0	54
Total non-qualifying strategies	23,695	635	1,458	27,600	590	1,612
Total derivatives	$39,637	$1,126	$1,460	$43,454	$936	$1,619

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended March 31, 2022:
Foreign currency options	Fixed maturity securities	$(15)	$(15)	$0	$0	$0
Total gains (losses)		$(15)	$(15)	$0	$0	$0
Three Months Ended March 31, 2021:
Foreign currency forwards	Fixed maturity securities	$(4)	$0	$(4)	$4	$0
Foreign currency options	Fixed maturity securities	(60)	(3)	(57)	59	2
Total gains (losses)		$(64)	$(3)	$(61)	$63	$2
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month periods ended March 31, 2022 and 2021, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Fixed maturity securities	$2,843	$3,038	$202	$205
(1) The balance includes hedging adjustment on discontinued hedging relationships of $202 in 2022 and $205 in 2021.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, the Parent Company had $1.9 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.
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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2022				2021
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$(1)		$0
Total cash flow hedges	0	(1)	(3)	1	0	(1)	(3)	0
Fair value hedges:
Foreign currency options(3)		(15)				(1)
Total fair value hedges	0	(15)		0	0	(1)		0
Net investment hedge:
Non-derivative hedging instruments		0		199		0		188
Foreign currency forwards		(76)		301		18		335
Foreign currency options		(1)		0		(2)		0
Total net investment hedge		(77)		500		16		523
Non-qualifying strategies:
Foreign currency swaps		28				87
Foreign currency swaps - VIE		23				29
Foreign currency forwards		(241)				(432)
Foreign currency options		(10)				16
Interest rate swaps		(156)				0
Forward bond purchase commitment - VIE		(17)				(1)
Total non-qualifying strategies		(373)				(301)
Total	$0	$(466)		$501	$0	$(287)		$523
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2022, and an immaterial amount during the three-month period ended March 31, 2021. In addition, an immaterial amount of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2022, and an immaterial amount during the three-month period ended March 31, 2021, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of March 31, 2022, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of March 31, 2022, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $713 million and $904 million as of March 31, 2022, and December 31, 2021, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2022, the Company estimates that it would be required to post a maximum of $264 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,051	$0	$1,051	$(503)	$(3)	$(532)	$13
Total derivative assets subject to a master netting agreement or offsetting arrangement	1,051	0	1,051	(503)	(3)	(532)	13
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	75		75				75
Total derivative assets not subject to a master netting agreement or offsetting arrangement	75		75				75
Total derivative assets	1,126	0	1,126	(503)	(3)	(532)	88
Securities lending and similar arrangements	2,218	0	2,218	0	0	(2,218)	0
Total	$3,344	$0	$3,344	$(503)	$(3)	$(2,750)	$88

December 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$858	$0	$858	$(471)	$(53)	$(334)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	858	0	858	(471)	(53)	(334)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	78		78				78
Total derivative assets not subject to a master netting agreement or offsetting arrangement	78		78				78
Total derivative assets	936	0	936	(471)	(53)	(334)	78
Securities lending and similar arrangements	2,124	0	2,124	0	0	(2,124)	0
Total	$3,060	$0	$3,060	$(471)	$(53)	$(2,458)	$78

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$817	$0	$817	$(503)	$(278)	$(21)	$15
OTC - cleared	216	0	216	0	0	(150)	66
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,033	0	1,033	(503)	(278)	(171)	81
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	427		427				427
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	427		427				427
Total derivative liabilities	1,460	0	1,460	(503)	(278)	(171)	508
Securities lending and similar arrangements	2,198	0	2,198	(2,218)	0	0	(20)
Total	$3,658	$0	$3,658	$(2,721)	$(278)	$(171)	$488

December 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,151	$0	$1,151	$(471)	$(662)	$(14)	$4
OTC - cleared	54	0	54	0	0	(35)	19
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,205	0	1,205	(471)	(662)	(49)	23
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	414		414				414
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	414		414				414
Total derivative liabilities	1,619	0	1,619	(471)	(662)	(49)	437
Securities lending and similar arrangements	2,162	0	2,162	(2,124)	0	0	38
Total	$3,781	$0	$3,781	$(2,595)	$(662)	$(49)	$475

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

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

	March 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$29,547	$1,165	$0	$30,712
Municipalities	0	2,776	0	2,776
Mortgage- and asset-backed securities	0	1,048	318	1,366
Public utilities	0	8,604	585	9,189
Sovereign and supranational	0	994	41	1,035
Banks/financial institutions	0	10,626	60	10,686
Other corporate	0	33,911	290	34,201
Total fixed maturity securities	29,547	59,124	1,294	89,965
Equity securities	1,166	83	166	1,415
Other investments	1,747	0	0	1,747
Cash and cash equivalents	4,275	0	0	4,275
Other assets:
Foreign currency swaps	0	141	0	141
Foreign currency forwards	0	977	0	977
Foreign currency options	0	8	0	8
Total other assets	0	1,126	0	1,126
Total assets	$36,735	$60,333	$1,460	$98,528
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$432	$0	$432
Foreign currency forwards	0	812	0	812
Interest rate swaps	0	216	0	216
Total liabilities	$0	$1,460	$0	$1,460

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,532	$1,288	$0	$33,820
Municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities	0	955	291	1,246
Public utilities	0	9,558	493	10,051
Sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions	0	11,546	45	11,591
Other corporate	0	37,411	426	37,837
Total fixed maturity securities	32,532	64,866	1,298	98,696
Equity securities	1,340	90	173	1,603
Other investments	1,726	0	0	1,726
Cash and cash equivalents	5,051	0	0	5,051
Other assets:
Foreign currency swaps	0	137	0	137
Foreign currency forwards	0	791	0	791
Foreign currency options	0	8	0	8
Total other assets	0	936	0	936
Total assets	$40,649	$65,892	$1,471	$108,012
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$427	$0	$427
Foreign currency forwards	0	1,138	0	1,138
Interest rate swaps	0	54	0	54
Total liabilities	$0	$1,619	$0	$1,619

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$19,814	$23,315	$211	$0	$23,526
Municipalities	315	0	398	0	398
Public utilities	40	0	50	0	50
Sovereign and supranational	483	0	584	0	584
Other corporate	20	0	27	0	27
Commercial mortgage and other loans	12,312	0	0	12,356	12,356
Other investments (1)	25	0	25	0	25
Total assets	$33,009	$23,315	$1,295	$12,356	$36,966
Liabilities:
Other policyholders’ funds	$6,705	$0	$0	$6,595	$6,595
Notes payable (excluding leases)	7,628	0	7,602	244	7,846
Total liabilities	$14,333	$0	$7,602	$6,839	$14,441
(1) Excludes policy loans of $224 and equity method investments of $1,964, at carrying value

	December 31, 2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,086	$25,469	$230	$0	$25,699
Municipalities	335	0	436	0	436
Public utilities	43	0	55	0	55
Sovereign and supranational	514	0	650	0	650
Other corporate	22	0	29	0	29
Commercial mortgage and other loans	11,786	0	0	11,996	11,996
Other investments (1)	22	0	22	0	22
Total assets	$33,808	$25,469	$1,422	$11,996	$38,887
Liabilities:
Other policyholders’ funds	$7,072	$0	$0	$6,957	$6,957
Notes payable (excluding leases)	7,839	0	8,280	259	8,539
Total liabilities	$14,911	$0	$8,280	$7,216	$15,496
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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$29,547	$730	$0	$30,277
Internal	0	435	0	435
Total government and agencies	29,547	1,165	0	30,712
Municipalities:
Third party pricing vendor	0	2,035	0	2,035
Internal	0	741	0	741
Total municipalities	0	2,776	0	2,776
Mortgage- and asset-backed securities:
Third party pricing vendor	0	981	0	981
Broker/other	0	67	318	385
Total mortgage- and asset-backed securities	0	1,048	318	1,366
Public utilities:
Third party pricing vendor	0	4,066	0	4,066
Internal	0	4,537	0	4,537
Broker/other	0	1	585	586
Total public utilities	0	8,604	585	9,189
Sovereign and supranational:
Third party pricing vendor	0	257	0	257
Internal	0	737	0	737
Broker/other	0	0	41	41
Total sovereign and supranational	0	994	41	1,035
Banks/financial institutions:
Third party pricing vendor	0	4,922	0	4,922
Internal	0	5,704	18	5,722
Broker/other	0	0	42	42
Total banks/financial institutions	0	10,626	60	10,686
Other corporate:
Third party pricing vendor	0	26,989	0	26,989
Internal	0	6,922	24	6,946
Broker/other	0	0	266	266
Total other corporate	0	33,911	290	34,201
Total securities available for sale	$29,547	$59,124	$1,294	$89,965
Equity securities, carried at fair value:
Third party pricing vendor	$1,166	$83	$0	$1,249
Broker/other	0	0	166	166
Total equity securities	$1,166	$83	$166	$1,415

	March 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$23,315	$211	$0	$23,526
Total government and agencies	23,315	211	0	23,526
Municipalities:
Third party pricing vendor	0	398	0	398
Total municipalities	0	398	0	398
Public utilities:
Third party pricing vendor	0	50	0	50
Total public utilities	0	50	0	50
Sovereign and supranational:
Third party pricing vendor	0	283	0	283
Broker/other	0	301	0	301
Total sovereign and supranational	0	584	0	584
Other corporate:
Third party pricing vendor	0	27	0	27
Total other corporate	0	27	0	27
Total securities held to maturity	$23,315	$1,270	$0	$24,585

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,532	$808	$0	$33,340
Internal	0	480	0	480
Total government and agencies	32,532	1,288	0	33,820
Municipalities:
Third party pricing vendor	0	2,222	0	2,222
Internal	0	814	0	814
Total municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities:
Third party pricing vendor	0	955	0	955
Broker/other	0	0	291	291
Total mortgage- and asset-backed securities	0	955	291	1,246
Public utilities:
Third party pricing vendor	0	4,527	0	4,527
Internal	0	5,031	0	5,031
Broker/other	0	0	493	493
Total public utilities	0	9,558	493	10,051
Sovereign and supranational:
Third party pricing vendor	0	273	0	273
Internal	0	799	0	799
Broker/other	0	0	43	43
Total sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions:
Third party pricing vendor	0	5,237	0	5,237
Internal	0	6,309	0	6,309
Broker/other	0	0	45	45
Total banks/financial institutions	0	11,546	45	11,591
Other corporate:
Third party pricing vendor	0	29,495	0	29,495
Internal	0	7,916	0	7,916
Broker/other	0	0	426	426
Total other corporate	0	37,411	426	37,837
Total securities available for sale	$32,532	$64,866	$1,298	$98,696
Equity securities, carried at fair value:
Third party pricing vendor	$1,340	$90	$0	$1,430
Broker/other	0	0	173	173
Total equity securities	$1,340	$90	$173	$1,603

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$25,469	$230	$0	$25,699
Total government and agencies	25,469	230	0	25,699
Municipalities:
Third party pricing vendor	0	436	0	436
Total municipalities	0	436	0	436
Public utilities:
Third party pricing vendor	0	55	0	55
Total public utilities	0	55	0	55
Sovereign and supranational:
Third party pricing vendor	0	313	0	313
Broker/other	0	337	0	337
Total sovereign and supranational	0	650	0	650
Other corporate:
Third party pricing vendor	0	29	0	29
Total other corporate	0	29	0	29
Total securities held to maturity	$25,469	$1,400	$0	$26,869

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

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Instrument Type	Level 2
Interest rate derivatives	Swap yield curves Basic curves Interest rate volatility (1)
Foreign currency exchange rate derivatives - Non-VIES (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Cross foreign currency basis curves Foreign currency volatility (1)
Foreign currency exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates Swap yield curves Credit default swap curves Basis curves Recovery rates Foreign currency forward rates Foreign cross currency basis curves
(1) Option-based only

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

Three Months Ended March 31, 2022
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$0	$1,471
Net investment gains (losses) included in earnings	0	0	0	0	0	7	0	7
Unrealized gains (losses) included in other comprehensive income (loss)	(15)	(37)	(2)	0	(18)	0	0	(72)
Purchases, issuances, sales and settlements:
Purchases	76	9	0	0	0	10	0	95
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(2)	(8)	0	(3)	(1)	(7)	0	(21)
Transfers into Level 3	0	128	0	18	24	0	0	170
Transfers out of Level 3	(32)	0	0	0	(141)	(17)	0	(190)
Balance, end of period	$318	$585	$41	$60	$290	$166	$0	$1,460
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$4	$0	$4

Three Months Ended March 31, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	0	9	19	28
Unrealized gains (losses) included in other comprehensive income (loss)	(15)	(18)	(3)	(1)	(12)	0	(1)	(50)
Purchases, issuances, sales and settlements:
Purchases	10	78	0	5	0	11	0	104
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	(3)	0	0	0	0	0	(3)
Transfers into Level 3	0	0	23	0	32	0	0	55
Transfers out of Level 3	(15)	0	0	0	0	0	0	(15)
Balance, end of period	$204	$479	$68	$28	$319	$122	$(80)	$1,140
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$19	$19

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2022
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$318	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	585	Discounted cash flow	Credit spreads	N/A	(a)
Sovereign and supranational	41	Discounted cash flow	Historical volatility	N/A	(a)
Banks/financial institutions	60	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	290	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	166	Net asset value	Offered quotes	N/A	(a)
Total assets	$1,460
(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.

December 31, 2021
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Unpaid supplemental health claims, beginning of period	$4,067	$4,389
Less reinsurance recoverables	37	39
Net balance, beginning of period	4,030	4,350
Add claims incurred during the period related to:
Current year	1,737	1,859
Prior years	(208)	(320)
Total incurred	1,529	1,539
Less claims paid during the period on claims incurred during:
Current year	468	511
Prior years	987	1,061
Total paid	1,455	1,572
Effect of foreign exchange rate changes on unpaid claims	(135)	(162)
Net balance, end of period	3,969	4,155
Add reinsurance recoverables	40	37
Unpaid supplemental health claims, end of period	4,009	4,192
Unpaid life claims, end of period	745	756
Total liability for unpaid policy claims	$4,754	$4,948

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $208 million for the three-month period ended March 31, 2022 comprises approximately $114 million from Japan and $94 million from the U.S., representing approximately 55% and 45% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $7 million from December 31, 2021 to March 31, 2022, the favorable claims development in Japan would have been approximately $122 million, representing approximately 59% of the total.

The Company has experienced continued favorable claim trends in 2022 for its core health products in Japan. During the first quarter of 2022, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits and staying home more. This resulted in lower sickness, accident, and cancer incurred claims. In addition, dating back to before the pandemic, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development. Even though overall experience is favorable, during the first quarter of 2022, there has been an increase in medical hospitalization claims related to COVID-19, due to the Omicron variant surge in Japan. The Company is monitoring the experience of this benefit, and will additionally adjust claim reserves as needed.

In the first quarter of 2022, as experienced in 2021 and 2020, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims trend continued for the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability. Refinements to COVID-19 incurred estimates also contributed to the favorable development. The U.S. portion of the favorable claims development includes $32 million related to refinements in the estimates for COVID and non-COVID claims as experience emerges.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $793 million and $859 million as of March 31, 2022 and December 31, 2021, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $883 million and $937 million as of March 31, 2022 and December 31, 2021, respectively. The spot yen/dollar exchange rate weakened by approximately 6.0% and ceded reserves decreased approximately 5.7% from December 31, 2021 to March 31, 2022.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended March 31,
(In millions)	2022	2021
Direct earned premiums	$4,214	$4,652
Ceded to other companies:
Ceded Aflac Japan closed blocks	(98)	(114)
Other	(19)	(19)
Assumed from other companies:
Retrocession activities	41	48
Other	40	26
Net earned premiums	$4,178	$4,593

Direct benefits and claims	$2,505	$2,776
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(91)	(99)
Eliminations	6	8
Other	(4)	(8)
Assumed from other companies:
Retrocession activities	38	42
Eliminations	(6)	(8)
Other	39	24
Benefits and claims, net	$2,487	$2,735

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of March 31, 2022. This reinsurance facility agreement was renewed in 2021 and is effective until December 31, 2022. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2022, the Company has not executed a reinsurance treaty under this committed reinsurance facility.
8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2022	December 31, 2021
3.625% senior notes due November 2024	$748	$748
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	991
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	101	107
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	489	520
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	103	109
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	108	115
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	238	254
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	244	259
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	76	81
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	168	179
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	97	104
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	123	131
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	80	85
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	86	91
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	81	86
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	72	77
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	51	54
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	81	86
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	486	517
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	244	260
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	162	172
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2022 and .41% in 2021, principal amount ¥5.0 billion)	41	43
Variable interest rate loan due September 2029 (.57% in 2022 and .56% in 2021, principal amount ¥25.0 billion)	203	216
Finance lease obligations payable through 2028	10	12
Operating lease obligations payable through 2049	130	105
Total notes payable and lease obligations	$7,768	$7,956
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of March 31, 2022 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 30, 2022	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) USD London Interbank Offered Rate (LIBOR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to USD LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (a) the lender's U.S. dollar short-term commercial loan rate, (b) the federal funds rate plus 1/2 of 1% and (c) USD one-month LIBOR plus 1%. USD LIBOR is subject to replacement with Secured Overnight Financing Rate (SOFR) under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2022	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2022(2)	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2023	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in April 2022 with an expiration date of April 10, 2023

(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2023	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
Aflac Ventures Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2022	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 2, 2022	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2023	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2023	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 18, 2022	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2022	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2022. No events of default or defaults occurred during the three-month period ended March 31, 2022.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

9.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2022	2021
Common stock - issued:
Balance, beginning of period	1,352,739	1,351,018
Exercise of stock options and issuance of restricted shares	1,041	1,261
Balance, end of period	1,353,780	1,352,279
Treasury stock:
Balance, beginning of period	700,607	658,564
Purchases of treasury stock:
Share repurchase program	8,007	13,440
Other	343	378
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(259)	(387)
Exercise of stock options	(58)	(211)
Other	(209)	(212)
Balance, end of period	708,431	671,572
Shares outstanding, end of period	645,349	680,707

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended March 31,
(In thousands)	2022	2021
Anti-dilutive share-based awards	249	1

Share Repurchase Program

During the first three months of 2022, the Company repurchased 8.0 million shares of its common stock for $500 million as part of its share repurchase program. During the first three months of 2021, the Company repurchased 13.4 million shares of its common stock for $650 million as part of its share repurchase program. As of March 31, 2022, a remaining balance of 47.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(2,013)	$9,602	$(30)	$(166)	$7,393
Other comprehensive income (loss) before reclassification	(469)	(3,754)	0	(2)	(4,225)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(61)	1	5	(55)
Net current-period other comprehensive income (loss)	(469)	(3,815)	1	3	(4,280)
Balance at March 31, 2022	$(2,482)	$5,787	$(29)	$(163)	$3,113
All amounts in the table above are net of tax.

Three Months Ended March 31, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(565)	(1,583)	1	(4)	(2,151)
Amounts reclassified from accumulated other comprehensive income (loss)	0	16	0	8	24
Net current-period other comprehensive income (loss)	(565)	(1,567)	1	4	(2,127)
Balance at March 31, 2021	$(1,674)	$8,794	$(33)	$(280)	$6,807
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2022
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$77	Net investment gains (losses)
	(16)	Tax (expense) or benefit(1)
	$61	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(6)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$55	Net of tax
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

10.    SHARE-BASED COMPENSATION

As of March 31, 2022, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2022, approximately 35.8 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2022, the only performance-based awards issued and outstanding were restricted stock awards and units.

Stock options and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock units and stock options granted after January 1, 2017 generally vest on a ratable basis over three years, and awards granted prior to the amendment vest on a cliff basis over three years. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2022.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	1,843	3.3	$61	$31.48
Exercisable	1,843	3.3	61	31.48

The Company received cash from the exercise of stock options in the amount of $8 million during the first three months of 2022, compared with $15 million in the first three months of 2021. The tax benefit realized as a result of stock option exercises and restricted stock releases was $16 million in the first three months of 2022, compared with $14 million in the first three months of 2021.

As of March 31, 2022, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $76 million, of which $43 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.9 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31, 2022.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2021	2,557	$49.38
Granted in 2022	978	67.67
Canceled in 2022	(20)	50.73
Vested in 2022	(1,064)	49.49
Restricted stock at March 31, 2022	2,451	$55.91

In February 2022, the Company granted 390 thousand performance-based stock awards and units, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards and units with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $4 million and $7 million for the three-month periods ended March 31, 2022 and 2021, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$5	$6	$6	$7	$0	$0
Interest cost	2	1	9	8	0	0
Expected return on plan assets	(2)	(2)	(11)	(10)	0	0
Amortization of net actuarial loss	0	1	5	8	1	1
Net periodic (benefit) cost	$5	$6	$9	$13	$1	$1

During the three months ended March 31, 2022, Aflac Japan contributed approximately $9 million (using the weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2022) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

12.    COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2022, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. As of March 31, 2022, the agreement has a remaining term of four years and an aggregate remaining cost of ¥8.0 billion ($65 million using the March 31, 2022 exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2022. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the three-month periods ended March 31, 2022 and 2021 were immaterial.

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
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2022 and 2021, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). In this MD&A, amounts may not foot due to rounding.
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

Market Conditions

The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer term impacts of the pandemic. For example, economic conditions have acted as headwinds to sales in the first quarter of 2022, particularly in Japan, pressuring premium growth rates. Further, in the U.S., supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. Central bank and government efforts to control inflation, as well the impacts of the Russia-Ukraine conflict, including volatility in energy prices and additional disruptions in the global supply chain, could lead to slower economic growth in Japan and the U.S. Additionally, rising energy prices, along with increased widening of the differential between U.S. and Japan interest rates, have contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

In the first quarter of 2022, sales for Aflac Japan in yen terms decreased 14.8%, compared to the first quarter of 2021, reflecting ongoing pandemic conditions and a first quarter of 2021 that included the launch of a new medical product. In the first quarter of 2022, sales for Aflac U.S. increased 19.0%, compared to the first quarter of 2021, reflecting continued improvement in pandemic conditions in the U.S. and investment in growth initiatives.

Performance Highlights

Total revenues were $5.3 billion in the first quarter of 2022, compared with $5.9 billion in the first quarter of 2021. Net earnings were $1.0 billion, or $1.58 per diluted share in the first quarter of 2022, compared with $1.3 billion, or $1.87 per diluted share, in the first quarter of 2021.

Results in the first quarter of 2022 included pretax net investment gains of $122 million, compared with pretax net investment gains of $307 million in the first quarter of 2021. Net investment gains in the first quarter of 2022 included a decrease in credit loss allowances of $25 million; $167 million of net gains from certain derivative and foreign currency gains or losses; $156 million of net losses on equity securities; and $86 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) for the three-month period ended March 31, 2022 was 116.18, or 8.9% weaker than the average yen/dollar exchange rate(1) of 105.88 for the same period in 2021.

Adjusted earnings(2) in the first quarter of 2022 were $927 million, or $1.42 per diluted share, compared with $1.1 billion, or $1.53 per diluted share, in the first quarter of 2021. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.06.

Total investments and cash at March 31, 2022 were $132.6 billion, compared with $143.0 billion at December 31, 2021. In the first quarter of 2022, Aflac Incorporated repurchased $500 million, or 8.0 million of its common shares. At March 31, 2022, the Company had 47.8 million remaining shares authorized for repurchase.

Shareholders’ equity was $29.5 billion, or $45.75 per share, at March 31, 2022, compared with $33.3 billion, or $50.99 per share, at December 31, 2021. Shareholders’ equity at March 31, 2022 included a net unrealized gain on investment securities and derivatives of $5.8 billion, compared with a net unrealized gain of $9.6 billion at December 31, 2021. Shareholders’ equity at March 31, 2022 also included an unrealized foreign currency translation loss of $2.5 billion, compared with an unrealized foreign currency translation loss of $2.0 billion at December 31, 2021. The annualized return on average shareholders’ equity in the first quarter of 2022 was 13.2%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $26.4 billion, or $40.93 per share at March 31, 2022, compared with $25.9 billion, or $39.65 per share, at December 31, 2021. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the first quarter of 2022 was 14.7%.

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

Due to the size of Aflac Japan, where the functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. A significant portion of the Company’s business is conducted in yen and never converted into dollars but translated into dollars for U.S. GAAP reporting purposes, which results in foreign currency impact to earnings, cash flows and book value on a U.S. GAAP basis. Management evaluates the Company's financial performance both including and excluding the impact of foreign currency translation to monitor, respectively, cumulative currency impacts and the currency-neutral operating performance over time. The average yen/dollar exchange rate is based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2022	2021	2022	2021
Net earnings	$1,032	$1,293	$1.58	$1.87
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(134)	(304)	(.21)	(.44)
Other and non-recurring (income) loss	1	6	.00	.01
Income tax (benefit) expense on items excluded from adjusted earnings	28	62	.04	.09
Adjusted earnings	927	1,058	1.42	1.53
Current period foreign currency impact (2)	37	N/A	.06	N/A
Adjusted earnings excluding current period foreign currency impact	$963	$1,058	$1.48	$1.53
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended March 31,
(In millions)	2022	2021
Net investment (gains) losses	$(122)	$(307)
Items impacting net investment (gains) losses:
Amortized hedge costs	(26)	(19)
Amortized hedge income	11	17
Net interest cash flows from derivatives associated with certain investment strategies	(9)	(8)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	13	14
Adjusted net investment (gains) losses	$(134)	$(304)

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

Other items excluded from adjusted earnings include integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs are excluded from adjusted earnings for one year following the acquisition and amounted to $6 million for the three-month period ended March 31, 2021.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 19.1% for the three-month period ended March 31, 2022, compared with 19.4% for the same period in 2021. The combined effective tax rate differs from the U.S. statutory rate primarily due to solar, historic and foreign tax credits. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2021 Annual Report.

The Company expects that its effective tax rate for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Item 1A. Risk Factors of the 2021 Annual Report for more information.

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

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. See Item 1. Business in the 2021 Annual Report for a summary of each segment's products and distribution channels.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2022	2021
Net earned premiums	$2,724	$3,123
Net investment income: (1)
Yen-denominated investment income	299	328
U.S. dollar-denominated investment income	406	397
Net investment income	705	724
Amortized hedge costs related to certain foreign currency exposure management strategies	26	19
Adjusted net investment income	680	705
Other income (loss)	9	13
Total adjusted revenues	3,413	3,841
Benefits and claims, net	1,827	2,135
Adjusted expenses:
Amortization of deferred policy acquisition costs	154	172
Insurance commissions	161	187
Insurance and other expenses	410	460
Total adjusted expenses	725	818
Total benefits and adjusted expenses	2,551	2,954
Pretax adjusted earnings	$862	$887
Weighted-average yen/dollar exchange rate	116.18	105.88

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Net earned premiums	(12.8)%	(.9)%	(4.3)%	(3.6)%
Adjusted net investment income	(3.5)	9.8	5.9	6.9
Total adjusted revenues	(11.1)	1.0	(2.5)	(1.8)
Pretax adjusted earnings	(2.8)	3.7	6.8	.9
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(10) and $(8) for the three-month periods ended March 31, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three-month period ended March 31, 2022, Aflac Japan's net earned premiums decreased, in yen terms, mainly due to limited-pay products reaching premium paid-up status and constrained sales from the impact of pandemic conditions. In yen terms, adjusted net investment income increased in the three-month period ended March 31, 2022, primarily due to higher alternative and floating rate income as well as the impact of a weaker yen on U.S. dollar-denominated investment income. The increase in pretax adjusted earnings in yen for the quarter was primarily due to continued favorable claim trends and higher adjusted net investment income.
Annualized premiums in force decreased 4.6% to ¥1.35 trillion as of March 31, 2022, compared with ¥1.41 trillion as of March 31, 2021. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status and lower sales during the COVID-19 pandemic. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $11.0 billion at March 31, 2022, compared with $12.7 billion at March 31, 2021.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months		Three Months
	2022	2021	2022	2021
Adjusted net investment income	5.9%	6.9%	.3	8.5%
Total adjusted revenues	(2.5)	(1.8)	(3.5)	(1.5)
Pretax adjusted earnings	6.8	.9	2.5	2.1
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2022	2021
Benefits and claims, net	53.5%	55.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.5	4.5
Insurance commissions	4.7	4.9
Insurance and other expenses	12.0	12.0
Total adjusted expenses	21.2	21.3
Pretax adjusted earnings	25.3	23.1
Ratios to total premiums:
Benefits and claims, net	67.1%	68.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.7	5.5
In the three-month period ended March 31, 2022, the benefit ratio to total premiums decreased, compared with the same period in the prior year. This is primarily due to the continued change in the mix of first and third sector business and lower benefits in Aflac Japan's third sector business. In the three-month period ended March 31, 2022, the adjusted expense ratio decreased slightly compared to 2021 reflecting the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses. In total, the pretax adjusted profit margin increased in the three-month period ended March 31, 2022 primarily due to lower benefit ratios and higher adjusted net investment income.

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2022	2021	2022	2021
New annualized premium sales	$103	$132	¥11.9	¥14.0
Increase (decrease) over prior period	(22.4)%	2.6%	(14.8)%	(.2)%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2022	2021
Cancer	53.0%	45.4%
Medical	31.4	43.3
Income support	1.1	.6
Ordinary life:
WAYS	.7	.7
Child endowment	.3	.3
Other ordinary life (1)	9.0	8.9
Other	4.5	.8
Total	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis decreased 14.9% in the first quarter of 2022, compared with the first quarter of 2021, reflecting ongoing pandemic conditions and a first quarter of 2021 that included the launch of a new medical product.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019. Japan Post Group resumed proactive sales of cancer insurance policies in April 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2022, approximately 10,000 employees of Japan Post Co. were transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that the transferred employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan cancer products but will not include sales of other financial products. The Company expects continued collaboration to further position both companies for long-term growth and a gradual improvement of Japan Post Group cancer insurance sales in the intermediate term. For example, during 2021 Aflac Japan observed an increase in the number of proposals to potential customers in the Japan Post Group channel, and the Japan Post Group continues to conduct a nationwide campaign to improve certain sales process practices. For additional information, see the risk factor entitled "Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Item 1A. Risk Factors in the 2021 Annual Report.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended March 31.

	2022	2021
Independent corporate and individual	48.9%	54.3%
Affiliated corporate (1)	46.5	40.6
Bank	4.6	5.1
Total	100.0%	100.0%
(1) Includes Japan Post

During the three-month period ended March 31, 2022, Aflac Japan recruited 6 new sales agencies. At March 31, 2022, Aflac Japan was represented by approximately 7,700 sales agencies, with approximately 110,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At March 31, 2022, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2022	2021
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$1,181
Private placements	307	196
Other fixed maturity securities	17	107
Equity securities	91	117
Other investments	3	2
Total yen-denominated	$418	$1,603

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$85	$606
Collateralized loan obligations	67	117
Commercial mortgage and other loans:
Transitional real estate loans	507	61
Middle market loans	311	783
Other investments	48	56
Total U.S. dollar-denominated	$1,018	$1,623
Total Aflac Japan purchases	$1,436	$3,226

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2022	2021
Total purchases for the period (in millions) (1)	$1,385	$3,168
New money yield (1), (2)	3.90%	2.72%
Return on average invested assets (3)	2.54	2.47
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.62%	2.58%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2022 was primarily due to increased allocations to higher yielding floating rate asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2022	2021
Net earned premiums	$1,413	$1,422
Adjusted net investment income (1)	184	176
Other income	42	30
Total adjusted revenues	1,639	1,628
Benefits and claims	622	556
Adjusted expenses:
Amortization of deferred policy acquisition costs	168	139
Insurance commissions	140	139
Insurance and other expenses	384	347
Total adjusted expenses	692	626
Total benefits and adjusted expenses	1,314	1,182
Pretax adjusted earnings	$325	$445
Percentage change over previous period:
Net earned premiums	(.6)%	(4.1)%
Adjusted net investment income	4.5	(.6)
Total adjusted revenues	.7	(3.5)
Pretax adjusted earnings	(27.0)	36.5
(1) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period ended March 31, 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In the three-month period ended March 31, 2022, net earned premiums for Aflac U.S. decreased primarily due to lower persistency. Adjusted net investment income increased in the three-month period ended March 31, 2022, primarily impacted by higher variable net investment income. Other income increased in the three-month period ended March 31, 2022 due to an increase in fee income. The decrease in pretax adjusted earnings in the three-month period ended March 31, 2022, was driven by higher incurred benefits as benefits approach pre-pandemic levels, and elevated adjusted expenses.

Annualized premiums in force decreased 1.4% to $5.9 billion at March 31, 2022, compared with $6.0 billion at March 31, 2021.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2022	2021
Benefits and claims	37.9%	34.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	10.3	8.5
Insurance commissions	8.5	8.5
Insurance and other expenses	23.4	21.3
Total adjusted expenses	42.2	38.5
Pretax adjusted earnings	19.8	27.3
Ratios to total premiums:
Benefits and claims	44.0%	39.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	11.9	9.8

For the three-month period ended March 31, 2022, the benefit ratio to total premiums increased compared with the same period in 2021, reflecting higher incurred claims, partially offset by reserve releases related to lower persistency. The adjusted expense ratio increased in the three-month period ended March 31, 2022, when compared with the same period in 2021, primarily due to higher DAC amortization associated with lower persistency and planned spending reflecting ongoing investments in the U.S. platform. The pretax adjusted profit margin decreased in the three-month period ended March 31, 2022, compared with the same period in 2021, primarily due to the higher adjusted expense and benefit ratios.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2022	2021
New annualized premium sales	$299	$251
Increase (decrease) over prior period	19.0%	(22.1)%
New annualized premium sales for accident insurance, the leading Aflac U.S. product category, increased 14.1%; disability sales increased 21.5%; critical care insurance sales (including cancer insurance) increased 11.6%; hospital indemnity insurance sales increased 18.6%; and dental/vision sales increased 47.8% in the first quarter of 2022, compared with the first quarter of 2021. The increase in sales for Aflac U.S. in the first quarter of 2022 reflects continued improvement in pandemic conditions in the U.S and investment in growth initiatives. For the full year of 2022, Aflac U.S. expects this trend of increasing sales to continue.
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2022	2021
Accident	25.3%	26.3%
Disability	23.3	23.1
Critical care(1)	21.2	22.6
Hospital indemnity	16.7	16.7
Dental/vision	5.6	4.6
Life	7.9	6.7
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the first quarter of 2022, the Aflac U.S. sales force included an average of approximately 6,100 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that during 2021 and continuing into 2022, constraints in the labor market have limited its recruiting of new sales agents, and that limitations on face-to-face sales opportunities during the COVID-19 pandemic suppressed the development of newly recruited agents into business producers and the productivity of veteran agents and brokers. Aflac U.S. believes that the above factors have acted as a headwind to sales and to growth in the number of average weekly producers. Aflac U.S. remains focused on mitigating and reversing these trends as the U.S. economy continues to recover from the pandemic.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2022	2021
Fixed maturity securities:
Other fixed maturity securities	$232	$246
Infrastructure debt	9	0
Collateralized loan obligations	0	11
Equity securities	9	0
Other investments:
Transitional real estate loans	107	24
Commercial mortgage loans	0	34
Middle market loans	166	58
Limited partnerships	5	6
Total Aflac U.S. Purchases	$528	$379

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2022	2021
Total purchases for period (in millions) (1)	$523	$373
New money yield (1), (2)	4.60%	3.22%
Return on average invested assets (3)	4.61	4.69
Portfolio book yield, end of period (1)	4.95%	5.12%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three-month period ended March 31, 2022 was primarily due to increased allocations to higher yielding floating rate asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.

Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2022	2021
Net earned premiums	$41	$48
Net investment income (loss) (1)	4	16
Amortized hedge income related to certain foreign currency management strategies	11	17
Adjusted net investment income	15	33
Other income	18	2
Total adjusted revenues	74	83
Benefits and claims, net	39	43
Adjusted expenses:
Interest expense	40	44
Other adjusted expenses	39	22
Total adjusted expenses	79	66
Total benefits and adjusted expenses	118	109
Pretax adjusted earnings	$(44)	$(26)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $12 for the three-month period ended March 31, 2022 is included as a reduction to net investment income. Tax credits on these investments of $16 for the three-month period ended March 31, 2022 have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In the three-month period ended March 31, 2022, the decrease in total adjusted revenues was primarily driven by a decline in adjusted net investment income, partially offset by an increase in other income due to the receipt of interest on a tax refund and a gain on the sale of a parcel of non-core real estate. The decline in adjusted net investment income was primarily due to the impact of federal tax credit investments discussed below and lower amortized hedge income as a result of changing market conditions. The decrease in pretax adjusted earnings for the three-month period ended March 31, 2022, primarily reflects lower adjusted revenues and increases in other adjusted expenses.

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

INVESTMENTS

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans. Additionally, in November 2021, the Company became a signatory to the Principles for Responsible Investment, a global framework for incorporating environmental, social and governance (ESG) considerations into investment and ownership decisions.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2022
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$74,352	$13,720	$1,893	$89,965
Held to maturity, fixed maturity securities, at amortized cost (1)	20,672	0	0	20,672
Equity securities	677	217	521	1,415
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,359	1,071	109	5,539
Commercial mortgage loans (1)	1,210	653	8	1,871
Middle market loans (1)	4,457	445	0	4,902
Other investments:
Policy loans	203	21	0	224
Short-term investments (2)	469	291	987	1,747
Limited partnerships	1,623	179	162	1,964
Other	0	25	0	25
Total investments	108,022	16,622	3,680	128,324
Cash and cash equivalents	1,626	583	2,066	4,275
Total investments and cash	$109,648	$17,205	$5,746	$132,599
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$81,793	$14,910	$1,993	$98,696
Held to maturity, fixed maturity securities, at amortized cost (1)	22,000	0	0	22,000
Equity securities	714	226	663	1,603
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,226	1,020	45	5,291
Commercial mortgage loans (1)	1,217	669	8	1,894
Middle market loans (1)	4,297	304	0	4,601
Other investments:
Policy loans	216	20	0	236
Short-term investments (2)	590	302	834	1,726
Limited partnerships	1,534	169	155	1,858
Other	0	22	0	22
Total investments	116,587	17,642	3,698	137,927
Cash and cash equivalents	2,053	681	2,317	5,051
Total investments and cash	$118,640	$18,323	$6,015	$142,978
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	0.9%	1.0%	.9%
AA	5.2	5.3	5.1	5.2
A	68.5	68.5	68.9	68.5
BBB	22.9	22.9	22.5	22.8
BB or lower	2.4	2.4	2.5	2.6
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2022, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2022.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
KLM Royal Dutch Airlines	B	$139	$120	$(19)
Banco de Chile	A	163	149	(14)
Kommunal Landspensjonskasse (KLP)	BBB	123	113	(10)
Lloyds Banking Group PLC	A	188	178	(10)
JPMORGAN CHASE & CO	A	224	215	(9)
ORACLE CORP	BBB	195	186	(9)
Heathrow Funding Ltd.	BBB	82	73	(9)
DANSKE BANK A/S	BBB	135	126	(9)
Intesa Sanpaolo Spa	BBB	127	119	(8)
Nippon Prologis REIT Inc.	A	82	74	(8)

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

Below-Investment-Grade Investments

	March 31, 2022
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$352	$352	$355	$3
Pemex Project Funding Master Trust	245	245	248	3
Commerzbank	204	152	224	72
KLM Royal Dutch Airlines	163	139	120	(19)
Telecom Italia SpA	163	163	191	28
Autostrade Per Litalia Spa	163	162	175	13
Apache Corporation	138	116	156	40
IKB Deutsche Industriebank AG	106	50	94	44
Arconic Inc.	100	76	107	31
Generalitat de Catalunya	65	26	78	52
Other Issuers	281	284	298	14
Subtotal (2)	1,980	1,765	2,046	281
High yield corporate bonds	830	754	802	48
Middle market loans	4,722	4,586	4,632	46
Grand Total	$7,532	$7,105	$7,480	$375
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

	March 31, 2022
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$48,466	$6,120	$(348)	$54,238	47.4%
Municipalities	2,751	454	(31)	3,174	2.7
Mortgage- and asset-backed securities	1,335	57	(26)	1,366	1.3
Public utilities	8,063	1,222	(46)	9,239	7.9
Electric	6,571	1,009	(29)	7,551	6.4
Natural Gas	270	41	(3)	308	.3
Other	580	84	(8)	656	.6
Utility/Energy	642	88	(6)	724	.6
Sovereign and Supranational	1,410	217	(8)	1,619	1.4
Banks/financial institutions	9,824	1,056	(194)	10,686	9.6
Banking	5,693	691	(113)	6,270	5.6
Insurance	1,853	255	(40)	2,069	1.8
Other	2,278	110	(41)	2,347	2.2
Other corporate	30,287	4,225	(284)	34,228	29.7
Basic Industry	2,714	498	(27)	3,186	2.7
Capital Goods	3,317	359	(27)	3,649	3.2
Communications	3,057	541	(14)	3,584	3.0
Consumer Cyclical	2,594	353	(13)	2,934	2.5
Consumer Non-Cyclical	6,730	818	(63)	7,486	6.6
Energy	3,137	572	(14)	3,695	3.1
Other	1,220	149	(24)	1,345	1.2
Technology	4,066	333	(62)	4,337	4.0
Transportation	3,452	602	(40)	4,012	3.4
Total fixed maturity securities	$102,136	$13,351	$(937)	$114,550	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$84,260	$94,175	$88,552	$103,034
Equity securities	1,236	1,235	950	950
Total publicly issued	85,496	95,410	89,502	103,984
Privately issued securities: (2)
Fixed maturity securities (3)	17,876	20,375	18,817	22,531
Equity securities	179	180	653	653
Total privately issued	18,055	20,555	19,470	23,184
Total investment securities	$103,551	$115,965	$108,972	$127,168
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2022	December 31, 2021
Privately issued reverse-dual currency securities	$4,500	$4,784
Publicly issued collateral structured as reverse-dual currency securities	1,500	1,596
Total reverse-dual currency securities	$6,000	$6,380
Reverse-dual currency securities as a percentage of total investment securities	5.8%	5.9%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2021 Annual Report for more information about market risk and the Company’s use of derivatives.

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

The following table presents metrics related to Aflac Japan's U.S. dollar-denominated hedge program and the Parent Company's enterprise corporate hedging program, including associated amortized hedge costs/income, for the three-month periods ended March 31. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months
	2022	2021
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$4.5	$6.4
Weighted average remaining tenor (in months) (2)	9.9	9.7
Amortized hedge income (cost) for period (in millions)	$(13)	$(17)
FX Options
FX option notional at the end of period (in billions) (1)	$13.5	$11.5
Weighted average remaining tenor (in months) (2)	6.6	4.6
Amortized hedge income (cost) for period (in millions)	$(13)	$(3)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$5.0	$5.0
Weighted average remaining tenor (in months) (2)	10.9	11.5
Amortized hedge income (cost) for period (in millions)	$12	$18
FX Options
FX option notional at the end of period (in billions) (1)	$1.9	$1.9
Weighted average remaining tenor (in months) (2)	7.6	7.6
Amortized hedge income (cost) for period (in millions)	$(1)	$(1)
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

Aflac Japan’s U.S. Dollar-Denominated Hedge Program (U.S. Dollar Program)

Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to yen with foreign currency forwards and options to hedge foreign currency exchange rate risk. This economically creates yen assets that match yen liabilities during the life of the derivative and provides favorable capital treatment under the Japan solvency margin ratio (SMR) calculations. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan.

	March 31, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$16,543	$18,715	$17,615	$20,478
Equity securities	22	22	24	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,359	4,406	4,226	4,293
Commercial mortgage loans	1,211	1,172	1,217	1,265
Middle market loans (floating rate)	4,457	4,504	4,297	4,352
Other investments	1,622	1,622	1,534	1,534
Total U.S. Dollar Program	28,214	30,441	28,913	31,946
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,340	3,231	2,236	3,328
Total U.S. dollar-denominated investments in Aflac Japan	$30,554	$33,672	$31,149	$35,274
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of March 31, 2022, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

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

As of March 31, 2022, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $9.9 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash inflows (outflows)	$(619)	$108

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $10.0 billion as of March 31, 2022, with hedging instruments comprised of $3.1 billion of yen-denominated debt and $6.9 billion of foreign currency forwards and options, compared with $10.2 billion as of December 31, 2021, with hedging instruments comprised of $3.3 billion of yen-denominated debt and $6.9 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2022 and 2021, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2021 Annual Report.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2022	December 31, 2021	% Change
Aflac Japan	$5,842	$6,233	(6.3)%	(1)
Aflac U.S.	3,240	3,292	(1.6)
Total	$9,082	$9,525	(4.7)%
(1) Aflac Japan’s deferred policy acquisition costs decreased .3% in yen during the three months ended March 31, 2022.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	March 31, 2022	December 31, 2021	% Change
Aflac Japan	$88,089	$93,613	(5.9)%	(1)
Aflac U.S.	11,976	11,916	.5
Other	266	276	(3.6)
Intercompany eliminations(2)	(688)	(733)	(6.1)
Total	$99,643	$105,072	(5.2)%
(1) Aflac Japan’s policy liabilities increased .1% in yen during the three months ended March 31, 2022.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

BENEFIT PLANS

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥.9 billion for both of the three-month periods ended March 31, 2022 and 2021 for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2022 and 2021 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes in 2021, unallocated proceeds of which contribute to total cash but are not intended to support holding company liquidity. The Company remains committed to prudent liquidity and capital management. At March 31, 2022, the Company held $4.3 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2022	2021
Management fees paid by subsidiaries	$33	$32
Dividends declared or paid by subsidiaries	514	427

The following table details Aflac Japan remittances, which are included in the totals above, for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2022	2021
Aflac Japan management fees paid to Parent Company	$15	$15
Aflac Japan dividends declared or paid to Parent Company (in dollars)	339	377
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥41.1	¥41.0

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

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends. For additional information, see the Liquidity and Capital Resources section of Item 7. MD&A in the 2021 Annual Report.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of March 31, 2022, the Parent Company and Aflac had four lines of credit with third parties and ten intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2022. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of March 31, 2022, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2021 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.

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
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2022	2021
Operating activities	$1,260	$1,366
Investing activities	(1,210)	(969)
Financing activities	(737)	(470)
Exchange effect on cash and cash equivalents	(89)	(78)
Net change in cash and cash equivalents	$(776)	$(151)

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2022, Aflac U.S. borrowed and repaid $171 million under this program. As of March 31, 2022, Aflac U.S. had outstanding borrowings of $471 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $750 million during the three-month period ended March 31, 2022, compared with $869 million during the three-month period ended March 31, 2021.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2022	2021
Treasury stock purchases	$500	$650
Number of shares purchased:
Share repurchase program	8,007	13,440
Other	343	378
Total shares purchased	8,350	13,818

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2022	2021
Stock issued from treasury:
Cash financing	$9	$9
Noncash financing	17	19
Total stock issued from treasury	$26	$28
Number of shares issued	526	810

As of March 31, 2022, a remaining balance of 47.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.40 per share in the first quarter of 2022, compared with $.33 per share in the first quarter of 2021. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2022	2021
Dividends paid in cash	$250	$219
Dividends through issuance of treasury shares	9	8
Total dividends to shareholders	$259	$227

In April 2022, the board of directors declared the second quarter cash dividend of $.40 per share, an increase of 21.2% compared with the same period in 2021. The dividend is payable on June 1, 2022 to shareholders of record at the close of business on May 18, 2022.

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

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

As of March 31, 2022, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2022, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 80% of its liabilities are reported as of March 31, 2022, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the three months ended March 31, 2022. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2021 Annual Report.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2021 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2022, the Company executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the reasonableness of the estimated impact to the Company's accumulated other comprehensive income and retained earnings that is expected upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The Company will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023. Except for the change in controls over the Company's implementation of LDTI, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

Major public health issues, including COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.

The Company continues to closely monitor developments related to COVID-19 to assess its impact on the Company's business. Due to the evolving nature of this event, including fluctuations in infection, hospitalization and death rates in the United States, Japan and other regions of the world, COVID-19 could continue to impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. The pandemic may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the "2022 Outlook" section of Item 7. MD&A in the 2021 Annual Report.

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

As a result of the COVID-19 pandemic and its effects on the U.S. economy, Aflac U.S. has experienced lower sales and may experience elevated lapse rates due to factors including the proportionately higher concentration of Aflac U.S. policies in force being associated with small businesses that may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19. Such results may also occur due to economic and other factors affecting larger businesses and individuals. For example, lapse rates experienced by Aflac U.S. during the quarter ended March 31, 2022 were higher than recent historical norms within the large business customer base.

Policies issued by Aflac Japan and Aflac U.S. are primarily sold and enrolled in person through face-to-face interaction. Likewise, recruiting of new agents and brokers largely occurs through in-person contact. The ability of individual agents and agencies, strategic alliance partners, brokers and other distribution partners to make sales in Japan and the U.S. and the ability to conduct agent and broker recruiting has been significantly reduced by efforts to mitigate the effects of the pandemic, including social distancing orders, requirements or guidelines issued by government or public health authorities, and adoption of social distancing techniques and remote working by employees, which may hinder sales of the Company’s products in Japan and the U.S. The Company cannot predict with certainty the continuing impact of these events on its distribution channels and financial results, but the impact to date has been more acute for Aflac U.S. due to the higher number of confirmed COVID-19 cases and deaths in the U.S. to date compared with Japan, both in absolute terms and in proportion to national populations, as well as the historically lower rate of persistency in the Aflac U.S. business. The Company also considers that most Aflac U.S. business customers, and most of the independent agents in its agency channel, are small businesses who may lack the financial resources to weather an economic downturn and may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19. These factors may continue to negatively impact sales throughout 2022. See the risk factors entitled “Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan” and “Difficult conditions in global capital markets and the economy, including those caused by COVID-19, could have a material adverse effect on the

Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business” in Item 1A. Risk Factors in the 2021 Annual Report for more information.

Further, the Company's operations, as well as those of its vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or the mitigation efforts outlined above. In both the U.S. and Japan, the Company has over 50% of its employees working remotely. The Company has begun to implement return to work plans for Aflac Japan and Aflac U.S. that are adaptable and based upon multiple factors including government orders, guidelines issued by public health authorities, the location and job responsibilities of specific Company personnel, rates of COVID-19 vaccinations, cases and deaths in various localities and other factors. The Company may nevertheless experience operational disruptions when employees return to work.

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain, including without limitation in regard to the effects of COVID-19. See the risk factor entitled “If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, the Company's financial results would be adversely affected” in Item 1A. Risk Factors and the "Executive Summary" section of Item 7. MD&A in the 2021 Annual Report for more information.

For more information on the effects of the COVID-19 pandemic on markets and investments, see the risk factor entitled, “Difficult conditions in global capital markets and the economy, including those caused by the COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business” in Item 1A. Risk Factors in the 2021 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2022, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,933,400		$61.87	1,933,400	53,895,617
February 1 - February 28	3,183,212		63.58	2,845,206	51,050,411
March 1 - March 31	3,233,866		61.93	3,228,600	47,821,811
Total	8,350,478	(1)	$62.55	8,007,206	47,821,811
(1) During the first three months of 2022, 343,272 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	10.1*	-	U.S. Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.1.
	10.2*	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.2.
	31.1	-	Certification of CEO dated April 29, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated April 29, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated April 29, 2022, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CDS	Credit Default Swap
CML	Commercial Mortgage Loan
CSA	Credit Support Annex
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Board
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
ISDA	International Swaps and Derivatives Association, Inc.
ISO	Incentive Stock Option
Japan Post Group	Japan Post Holdings, Japan Post Co. and Japan Post Insurance, collectively
Japan Post Holdings	Japan Post Holdings Co., Ltd.
Japan Post Co.	Japan Post Co. Ltd
Japan Post Insurance	Japan Post Insurance Co., Ltd.
JGB	Japan Government Bond
LDTI	Long-Duration Targeted Improvements
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MML	Middle Market Loan
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSO	Non-qualifying Stock Option
NRSRO	Nationally Recognized Statistical Rating Organization
OTC	Over-the-Counter
PD	Probability-of-Default
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
ROE	Return on Equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMR	Solvency Margin Ratio
SOFR	Secured Overnight Financing Rate
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDR	Troubled Debt Restructuring
TRE	Transitional Real Estate Loan
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity

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

Aflac Incorporated

April 29, 2022	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

April 29, 2022	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer