Form 10-Q
period 2022-06-30
AFLAC INC
filed 2022-08-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 631,916,478 shares of the issuer's common stock were outstanding as of July 25, 2022.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2022	2021	2022	2021
Revenues:
Net earned premiums, principally supplemental health insurance	$3,849	$4,441	$8,028	$9,034
Net investment income	937	993	1,840	1,918
Net investment gains (losses)	564	89	686	396
Other income (loss)	50	41	118	85
Total revenues	5,400	5,564	10,672	11,433
Benefits and expenses:
Benefits and claims, net	2,298	2,653	4,785	5,387
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	268	280	590	592
Insurance commissions	279	315	579	641
Insurance and other expenses (1)	799	881	1,629	1,712
Interest expense	55	62	112	124
Total acquisition and operating expenses	1,401	1,538	2,910	3,069
Total benefits and expenses	3,699	4,191	7,695	8,456
Earnings before income taxes	1,701	1,373	2,977	2,977
Income taxes	313	268	557	579
Net earnings	$1,388	$1,105	$2,420	$2,398
Net earnings per share:
Basic	$2.17	$1.63	$3.75	$3.51
Diluted	2.16	1.62	3.73	3.49
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	640,707	678,050	645,205	683,464
Diluted	643,243	680,920	648,010	686,400
Cash dividends per share	$.40	$.33	$.80	$.66
(1) Includes expense of $48 in the three- and six-month periods ended June 30, 2021 for the early extinguishment of debt.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2022	2021	2022	2021
Net earnings	$1,388	$1,105	$2,420	$2,398
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(779)	25	(1,246)	(557)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(3,503)	1,522	(8,254)	(481)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(114)	(5)	(192)	15
Unrealized gains (losses) on derivatives during period	0	1	1	1
Pension liability adjustment during period	5	0	8	6
Total other comprehensive income (loss) before income taxes	(4,391)	1,543	(9,683)	(1,016)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(730)	331	(1,742)	(101)
Other comprehensive income (loss), net of income taxes	(3,661)	1,212	(7,941)	(915)
Total comprehensive income (loss)	$(2,273)	$2,317	$(5,521)	$1,483
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2022 and 2021, amortized cost $71,551 in 2022 and $82,105 in 2021)	$75,611	$94,206
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $2,995 in 2022 and $3,264 in 2021)	3,820	4,490
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $7 in 2022 and $8 in 2021 (fair value $21,532 in 2022 and $26,869 in 2021)	18,507	22,000
Equity securities, at fair value	1,149	1,603
Commercial mortgage and other loans, net of allowance for credit losses of $170 in 2022 and $174 in 2021 (includes $10,630 in 2022 and $9,740 in 2021 of consolidated variable interest entities)	13,053	11,786
Other investments (includes $1,823 in 2022 and $1,535 in 2021 of consolidated variable interest entities)	4,102	3,842
Cash and cash equivalents	5,173	5,051
Total investments and cash	121,415	142,978
Receivables	687	693
Accrued investment income	714	737
Deferred policy acquisition costs	8,458	9,525
Property and equipment, at cost less accumulated depreciation	512	538
Other	3,843	3,071
Total assets	$135,629	$157,542
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$78,210	$90,588
Unpaid policy claims	4,453	4,836
Unearned premiums	1,971	2,576
Other policyholders’ funds	5,984	7,072
Total policy liabilities	90,618	105,072
Income taxes	2,275	4,339
Payables for return of cash collateral on loaned securities	3,261	2,162
Notes payable and lease obligations	7,416	7,956
Other	5,672	4,760
Total liabilities	109,242	124,289
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2022 and 2021; issued 1,353,871 shares in 2022 and 1,352,739 shares in 2021	135	135
Additional paid-in capital	2,589	2,529
Retained earnings	43,547	41,381
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(3,289)	(2,013)
Unrealized gains (losses) on fixed maturity securities	2,930	9,602
Unrealized gains (losses) on derivatives	(29)	(30)
Pension liability adjustment	(160)	(166)
Treasury stock, at average cost	(19,336)	(18,185)
Total shareholders’ equity	26,387	33,253
Total liabilities and shareholders’ equity	$135,629	$157,542
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$41,381	$7,393	$(18,185)	$33,253
Net earnings	0	0	1,032	0	0	1,032
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(469)	0	(469)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,815)	0	(3,815)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	6	0	0	0	6
Share-based compensation	0	13	0	0	0	13
Purchases of treasury stock	0	0	0	0	(523)	(523)
Treasury stock reissued	0	12	0	0	14	26
Balance at March 31, 2022	$135	$2,560	$42,413	$3,113	$(18,694)	$29,527
Net earnings	0	0	1,388	0	0	1,388
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(807)	0	(807)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,857)	0	(2,857)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.40 per share)	0	0	(254)	0	0	(254)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	19	0	0	0	19
Purchases of treasury stock	0	0	0	0	(650)	(650)
Treasury stock reissued	0	9	0	0	8	17
Balance at June 30, 2022	$135	$2,589	$43,547	$(548)	$(19,336)	$26,387
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Net earnings	0	0	1,293	0	0	1,293
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(565)	0	(565)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,567)	0	(1,567)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	4	0	4
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	9	0	0	0	9
Purchases of treasury stock	0	0	0	0	(668)	(668)
Treasury stock reissued	0	10	0	0	18	28
Balance at March 31, 2021	$135	$2,438	$39,277	$6,807	$(16,554)	$32,103
Net earnings	0	0	1,105	0	0	1,105
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	13	0	13
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,198	0	1,198
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders (1) ($.33 per share)	0	0	(220)	0	0	(220)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	20	0	0	0	20
Purchases of treasury stock	0	0	0	0	(500)	(500)
Treasury stock reissued	0	5	0	0	8	13
Balance at June 30, 2021	$135	$2,465	$40,162	$8,019	$(17,046)	$33,735
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2022	2021
Cash flows from operating activities:
Net earnings	$2,420	$2,398
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(29)	(4)
Capitalization of deferred policy acquisition costs	(509)	(515)
Amortization of deferred policy acquisition costs	590	592
Increase in policy liabilities	357	478
Change in income tax liabilities	52	98
Net investment (gains) losses	(686)	(396)
Other, net	(425)	(323)
Net cash provided (used) by operating activities	1,770	2,328
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,164	1,468
Equity securities	398	124
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	1,270	1,679
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,395)	(3,365)
Equity securities	(320)	(258)
Commercial mortgage and other loans	(2,537)	(2,376)
Other investments, net	(180)	(685)
Settlement of derivatives, net	(330)	155
Cash received (pledged or returned) as collateral, net	1,839	2,412
Other, net	172	5
Net cash provided (used) by investing activities	83	(839)
Cash flows from financing activities:
Purchases of treasury stock	(1,150)	(1,150)
Proceeds from borrowings	0	1,153
Principal payments under debt obligations	0	(700)
Dividends paid to shareholders	(498)	(430)
Change in investment-type contracts, net	(41)	(24)
Treasury stock reissued	10	13
Other, net	35	(3)
Net cash provided (used) by financing activities	(1,644)	(1,141)
Effect of exchange rate changes on cash and cash equivalents	(87)	(20)
Net change in cash and cash equivalents	122	328
Cash and cash equivalents, beginning of period	5,051	5,141
Cash and cash equivalents, end of period	$5,173	$5,469
Supplemental disclosures of cash flow information:
Income taxes paid	$505	$480
Interest paid	104	109
Noncash interest	8	14
Noncash financing activities:
Lease obligations	66	30
Treasury stock issued for:
Associate stock bonus	8	8
Shareholder dividend reinvestment	19	16
Share-based compensation grants	6	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Aflac Benefits Solutions, Inc. (ABS), formerly known as Argus Dental & Vision, Inc., and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in both of the six-month periods ended June 30, 2022 and 2021. The percentage of the Company's total assets attributable to Aflac Japan was 79% at June 30, 2022, compared with 82% at December 31, 2021.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2022 and December 31, 2021, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2022 and 2021, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2022 and 2021 and June 30, 2022 and 2021, and the consolidated statement of cash flows for the six-month periods ended June 30, 2022 and 2021. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

Market Conditions: The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer term impacts of the pandemic. For example, economic conditions have acted as headwinds to sales in the first six months of 2022, particularly in Japan and most notably in the first quarter with a gradually decreasing impact in the second quarter, pressuring premium growth rates. Further, in the U.S., supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. Central bank and government efforts to control inflation, as well the impacts of the Russia-Ukraine conflict, including volatility in energy prices and additional disruptions in the global supply chain, could lead to slower economic growth in Japan and the U.S. Additionally, continued widening of the differential between U.S. and Japan interest rates has contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

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

When the Company adopts the updated standard beginning January 1, 2023, opening equity will be adjusted for the Transition Date impacts to AOCI and retained earnings and prior periods presented (years 2021 and 2022) will be restated following the updated standard. Based on the modified retrospective transition method, the Company currently estimates that the Transition Date impact from adoption is likely to result in a decrease in AOCI in a range between $18 billion and $19 billion and a decrease in retained earnings of approximately $0.3 billion. The variability around the impact of adoption results from the Company making certain estimates, primarily related to the determination of Transition Date market level yields.

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

•The Company has made a preliminary entity-wide election to use locked-in claim expense assumptions determined for each issue-year cohort as a percentage of paid claims; these assumptions would remain unchanged over the term of the insurance policy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Revenues:
Aflac Japan:
Net earned premiums	$2,419	$2,987	$5,143	$6,111
Adjusted net investment income (1),(2)	723	792	1,402	1,497
Other income	9	10	18	22
Total adjusted revenue Aflac Japan	3,151	3,789	6,563	7,630
Aflac U.S.:
Net earned premiums	1,394	1,408	2,807	2,830
Adjusted net investment income (3)	193	189	377	366
Other income	41	30	83	58
Total adjusted revenue Aflac U.S.	1,628	1,627	3,267	3,254
Corporate and other (4),(5)	42	50	116	133
Total adjusted revenues	4,821	5,466	9,946	11,017
Net investment gains (losses) (1),(2),(3),(4)	579	98	726	416
Total revenues	$5,400	$5,564	$10,672	$11,433
(1) Amortized hedge costs of $30 and $17 for the three-month periods and $55 and $36 for the six-month periods ended June 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(2) and $(9) for the three-month periods and $(12) and $(17) for the six-month periods ended June 30, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period and $2 for the six-month period ended June 30, 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $14 and $16 for the three-month periods and $25 and $33 for the six-month periods ended June 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $31 and $30 for the three-month periods and $42 and $30 for the six-month periods ended June 30, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $28 and $12 for the three-month periods and $44 and $25 for the six-month periods ended June 30, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Pretax earnings:
Aflac Japan (1),(2)	$860	$1,004	$1,722	$1,891
Aflac U.S. (3)	349	413	674	859
Corporate and other (4),(5),(6)	(75)	(76)	(120)	(102)
Pretax adjusted earnings (7)	1,134	1,341	2,276	2,648
Net investment gains (losses) (1),(2),(3),(4),(5)	567	85	701	388
Other income (loss)	0	(53)	0	(59)
Total earnings before income taxes	$1,701	$1,373	$2,977	$2,977
Income taxes applicable to pretax adjusted earnings	$194	$262	$409	$510
Effect of foreign currency translation on after-tax adjusted earnings	(57)	(6)	(94)	7
(1) Amortized hedge costs of $30 and $17 for the three-month periods and $55 and $36 for the six-month periods ended June 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(2) and $(9) for the three-month periods and $(12) and $(17) for the six-month periods ended June 30, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period and $2 for the six-month period ended June 30, 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $14 and $16 for the three-month periods and $25 and $33 for the six-month periods ended June 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $12 and $14 for the three-month periods and $25 and $27 for the six-month periods ended June 30, 2022, and 2021, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $31 and $30 for the three-month periods and $42 and $30 for the six-month periods ended June 30, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $28 and $12 for the three-month periods and $44 and $25 for the six-month periods ended June 30, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $41 and $45 for the three-month periods and $82 and $89 for the six-month periods ended June 30, 2022, and 2021, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	June 30, 2022	December 31, 2021
Assets:
Aflac Japan	$107,698	$128,536
Aflac U.S.	20,828	23,106
Corporate and other	7,103	5,900
Total assets	$135,629	$157,542

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$24,916	$0	$1,770	$903	$25,783
Municipalities	1,003	0	195	32	1,166
Mortgage- and asset-backed securities	245	0	11	6	250
Public utilities	3,816	0	375	52	4,139
Sovereign and supranational	639	0	44	2	681
Banks/financial institutions	6,081	0	421	343	6,159
Other corporate	6,136	0	858	187	6,807
Total yen-denominated	42,836	0	3,674	1,525	44,985
U.S. dollar-denominated:
U.S. government and agencies	180	0	1	5	176
Municipalities	1,274	0	76	48	1,302
Mortgage- and asset-backed securities	1,670	0	85	53	1,702
Public utilities	3,495	0	414	91	3,818
Sovereign and supranational	196	0	48	12	232
Banks/financial institutions	3,091	0	437	62	3,466
Other corporate	21,804	0	2,591	645	23,750
Total U.S. dollar-denominated	31,710	0	3,652	916	34,446
Total securities available for sale	$74,546	$0	$7,326	$2,441	$79,431

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,335	$0	$3,343	$61	$33,617
Municipalities	1,192	0	322	5	1,509
Mortgage- and asset-backed securities	300	0	19	1	318
Public utilities	4,462	0	906	2	5,366
Sovereign and supranational	760	0	82	0	842
Banks/financial institutions	6,963	0	787	72	7,678
Other corporate	7,148	0	1,535	26	8,657
Total yen-denominated	51,160	0	6,994	167	57,987
U.S. dollar-denominated:
U.S. government and agencies	196	0	8	1	203
Municipalities	1,340	0	189	2	1,527
Mortgage- and asset-backed securities	897	0	33	2	928
Public utilities	3,781	0	909	5	4,685
Sovereign and supranational	222	0	57	6	273
Banks/financial institutions	3,169	0	747	3	3,913
Other corporate	24,604	0	4,629	53	29,180
Total U.S. dollar-denominated	34,209	0	6,572	72	40,709
Total securities available for sale	$85,369	$0	$13,566	$239	$98,696

	June 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,743	$3	$17,740	$2,866	$0	$20,606
Municipalities	280	0	280	66	0	346
Public utilities	37	0	37	6	0	43
Sovereign and supranational	436	4	432	82	0	514
Other corporate	18	0	18	5	0	23
Total yen-denominated	18,514	7	18,507	3,025	0	21,532
Total securities held to maturity	$18,514	$7	$18,507	$3,025	$0	$21,532

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,089	$3	$21,086	$4,613	$0	$25,699
Municipalities	335	0	335	101	0	436
Public utilities	44	1	43	12	0	55
Sovereign and supranational	518	4	514	136	0	650
Other corporate	22	0	22	7	0	29
Total yen-denominated	22,008	8	22,000	4,869	0	26,869
Total securities held to maturity	$22,008	$8	$22,000	$4,869	$0	$26,869

(In millions)	June 30, 2022	December 31, 2021
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$636	$744
U.S. dollar-denominated	466	817
Other currencies	47	42
Total equity securities	$1,149	$1,603

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first and second quarters of 2022 and 2021, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2022, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,291	$1,455
Due after one year through five years	7,265	7,883
Due after five years through 10 years	12,779	14,177
Due after 10 years	51,296	53,964
Mortgage- and asset-backed securities	1,915	1,952
Total fixed maturity securities available for sale	$74,546	$79,431
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	39	42
Due after five years through 10 years	9,840	11,171
Due after 10 years	8,628	10,319
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$18,507	$21,532
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2022			December 31, 2021
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$41,620	$45,262	A+	$50,186	$57,862
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$15	$14	$85	$16
Gross losses from sales	(23)	(2)	(26)	(3)
Foreign currency gains (losses)	123	(6)	133	(18)
Other investments:
Gross gains from sales	0	0	9	0
Total sales and redemptions	115	6	201	(5)
Equity securities	(135)	170	(291)	102
Credit losses:
Fixed maturity securities available for sale	0	0	0	11
Fixed maturity securities held to maturity	0	0	0	1
Commercial mortgage and other loans	(12)	17	4	44
Impairment losses	(17)	0	(17)	(20)
Loan commitments	(5)	(5)	2	0
Reinsurance recoverables and other	0	0	2	(2)
Total credit losses	(34)	12	(9)	34
Derivatives and other:
Derivative gains (losses)	(558)	(96)	(1,024)	(383)
Foreign currency gains (losses)	1,176	(3)	1,809	648
Total derivatives and other	618	(99)	785	265
Total net investment gains (losses)	$564	$89	$686	$396

The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2022, that relate to equity securities still held at the June 30, 2022 reporting date, were $137 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2022, that relate to equity securities still held at the June 30, 2022 reporting date, were $294 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2022	December 31, 2021
Unrealized gains (losses) on securities available for sale	$4,885	$13,330
Deferred income taxes	(1,955)	(3,728)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$2,930	$9,602

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$5	$0	$5	$1	$0
Japan government and agencies:
Yen-denominated	8,816	903	5,552	454	3,264	449
Municipalities:
U.S. dollar-denominated	719	48	701	43	18	5
Yen-denominated	306	32	205	16	101	16
Mortgage- and asset- backed securities:
U.S. dollar-denominated	784	53	758	51	26	2
Yen-denominated	65	6	40	3	25	3
Public utilities:
U.S. dollar-denominated	1,044	91	1,005	86	39	5
Yen-denominated	761	52	716	47	45	5
Sovereign and supranational:
U.S. dollar-denominated	31	12	5	2	26	10
Yen-denominated	71	2	35	2	36	0
Banks/financial institutions:
U.S. dollar-denominated	754	62	684	53	70	9
Yen-denominated	3,421	343	2,576	246	845	97
Other corporate:
U.S. dollar-denominated	6,549	645	5,912	515	637	130
Yen-denominated	1,662	187	1,453	149	209	38
Total	$24,984	$2,441	$19,642	$1,672	$5,342	$769

	December 31, 2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$1	$0	$1	$1	$0
Japan government and agencies:
Yen-denominated	2,868	61	445	3	2,423	58
Municipalities:
U.S. dollar-denominated	82	2	79	2	3	0
Yen-denominated	187	5	53	0	134	5
Mortgage- and asset- backed securities:
U.S. dollar-denominated	278	2	278	2	0	0
Yen-denominated	33	1	0	0	33	1
Public utilities:
U.S. dollar-denominated	130	5	70	2	60	3
Yen-denominated	26	2	0	0	26	2
Sovereign and supranational:
U.S. dollar-denominated	37	6	6	1	31	5
Banks/financial institutions:
U.S. dollar-denominated	292	3	274	3	18	0
Yen-denominated	2,074	72	1,011	16	1,063	56
Other corporate:
U.S. dollar-denominated	1,365	53	458	8	907	45
Yen-denominated	541	26	274	4	267	22
Total	$7,914	$239	$2,948	$42	$4,966	$197

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For any of its fixed maturity securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company‘s resources to securities with real credit-related concerns that could impact ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market related, the Company performs a more focused review of the related issuers' specific credit profile.

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

(In millions)	June 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,057	15.5%	$2,001	16.7%
Retail	348	2.6	267	2.2
Apartments/Multi-Family	2,560	19.4	1,893	15.8
Industrial	154	1.2	94	.8
Hospitality	843	6.4	876	7.3
Other	298	2.3	228	1.9
Total transitional real estate loans	6,260	47.4	5,359	44.7
Commercial mortgage loans:
Office	388	2.9	398	3.3
Retail	315	2.4	332	2.8
Apartments/Multi-Family	640	4.8	649	5.4
Industrial	533	4.0	525	4.4
Total commercial mortgage loans	1,876	14.1	1,904	15.9
Middle market loans	5,087	38.5	4,697	39.4
Total commercial mortgage and other loans	$13,223	100.0%	$11,960	100.0%
Allowance for credit losses	(170)		(174)
Total net commercial mortgage and other loans	$13,053		$11,786
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (20%), Texas (12%) and Florida (10%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of June 30, 2022, the Company had $763 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of June 30, 2022, the Company had no outstanding commitments to fund CMLs. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $15 million and $11 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of June 30, 2022, and December 31, 2021, respectively.

As of June 30, 2022, the Company had commitments of approximately $1.2 billion to fund future MMLs. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of June 30, 2022, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of June 30, 2022 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$452	$630	$36	$268	$86	$0	$1,472
60%-69.99%	423	732	138	524	430	50	2,297
70%-79.99%	672	936	125	412	207	1	2,353
80% or greater	0	138	0	0	0	0	138
Total	$1,547	$2,436	$299	$1,204	$723	$51	$6,260

Commercial Mortgage Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$54	$299	$46	$516	$153	$586	$1,654	2.52
60%-69.99%	0	34	0	46	0	77	157	2.08
70%-79.99%	0	0	0	40	0	25	65	1.18
80% or greater	0	0	0	0	0	0	0	0.00
Total	$54	$333	$46	$602	$153	$688	$1,876	2.43
Weighted Average DSCR	0.00	2.84	1.94	2.55	2.08	2.25

Middle Market Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$38	$184	$67	$37	$19	$0	$104	$449
BB	120	437	333	240	86	69	325	1,610
B	196	722	467	525	259	225	291	2,685
CCC	0	0	21	83	70	91	55	320
CC	0	0	0	0	14	8	1	23
C and lower	0	0	0	0	0	0	0	0
Total	$354	$1,343	$888	$885	$448	$393	$776	$5,087

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $17.6 billion amortized cost as of June 30, 2022 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

An investment in an available-for-sale fixed maturity security may be impaired if the fair value falls below amortized cost. The Company regularly reviews its fixed maturity security investments portfolio for declines in fair value. The Company's debt impairment model focuses on the ultimate collection of the cash flows from its investments and whether the Company has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. The determination of the amount of impairments under this model is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the period ended June 30, 2022. As of June 30, 2022, these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the six-month periods ended June 30, 2022 and June 30, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company had an immaterial amount of loans and fixed maturity securities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended June 30, 2022:
Balance at March 31, 2022	$(52)	$(8)	$(98)	$(8)	$0	$(9)
(Addition to) release of allowance for credit losses	(1)	0	(16)	0	0	0
Write-offs, net of recoveries	0	0	5	0	0	0
Change in foreign exchange	0	0	0	1	0	1
Balance at June 30, 2022	$(53)	$(8)	$(109)	$(7)	$0	$(8)
Three Months Ended June 30, 2021:
Balance at March 31, 2021	$(47)	$(24)	$(83)	$(8)	$(27)	$(13)
(Addition to) release of allowance for credit losses	6	2	7	0	1	0
Balance at June 30, 2021	$(41)	$(22)	$(76)	$(8)	$(26)	$(13)
Six Months Ended June 30, 2022:
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(Addition to) release of allowance for credit losses	15	2	(18)	0	0	2
Write-offs, net of recoveries	0	0	5	0	0	0
Change in foreign exchange	0	0	0	1	0	3
Balance at June 30, 2022	$(53)	$(8)	$(109)	$(7)	$0	$(8)
Six Months Ended June 30, 2021:
Balance at December 31, 2020	$(63)	$(33)	$(85)	$(9)	$(38)	$(11)
(Addition to) release of allowance for credit losses	22	11	9	1	0	(2)
Write-offs, net of recoveries	0	0	0	0	12	0
Balance at June 30, 2021	$(41)	$(22)	$(76)	$(8)	$(26)	$(13)

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of June 30, 2022 was $30 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2022	December 31, 2021
Other investments:
Policy loans	$204	$236
Short-term investments (1)	1,695	1,726
Limited partnerships	2,173	1,858
Other	30	22
Total other investments	$4,102	$3,842
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

As of June 30, 2022, the Company had $1.6 billion in outstanding commitments to fund alternative investments in limited partnerships.

Variable Interest Entities (VIEs)

As a condition of its involvement or investment in a VIE, the Company enters into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of the Company's investment or its beneficial interest in the VIE.

For those VIEs other than certain unit trust structures, the Company's involvement is passive in nature. The Company is not, nor has it been, required to purchase any securities issued in the future by these VIEs.

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

Investments in Consolidated Variable Interest Entities

	June 30, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$2,995	$3,820	$3,264	$4,490
Commercial mortgage and other loans	10,630	10,575	9,740	9,910
Other investments (2)	1,823	1,823	1,535	1,535
Other assets (3)	65	65	78	78
Total assets of consolidated VIEs	$15,513	$16,283	$14,617	$16,013
Liabilities:
Other liabilities (3)	$457	$457	$414	$414
Total liabilities of consolidated VIEs	$457	$457	$414	$414
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
Investments in Variable Interest Entities Not Consolidated

	June 30, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,118	$4,643	$4,779	$5,864
Other investments (1)	350	350	323	323
Total investments in VIEs not consolidated	$4,468	$4,993	$5,102	$6,187
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
	June 30, 2022			December 31, 2021
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,245	$2,245	$0	$920	$920
Public utilities	17	0	17	40	0	40
Sovereign and supranational	1	0	1	2	0	2
Banks/financial institutions	86	0	86	88	0	88
Other corporate	864	0	864	1,112	0	1,112
Equity securities	48	0	48	0	0	0
Total borrowings	$1,016	$2,245	$3,261	$1,242	$920	$2,162
Gross amount of recognized liabilities for securities lending transactions			$3,261			$2,162
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $5.7 billion and $6.8 billion at June 30, 2022 and December 31, 2021, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2022, and December 31, 2021, respectively.

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

4.    DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of:

•foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio, with options used on a standalone basis and/or in a collar strategy;

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

•interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities; and

•bond purchase commitments at the inception of investments in consolidated VIEs.

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

	June 30, 2022			December 31, 2021
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$2
Total cash flow hedges	18	0	4	18	0	2
Fair value hedges:
Foreign currency forwards	0	0	0	62	0	5
Foreign currency options	8,043	6	0	8,829	5	0
Total fair value hedges	8,043	6	0	8,891	5	5
Net investment hedge:
Foreign currency forwards	5,001	729	0	4,996	341	0
Foreign currency options	2,013	0	0	1,949	0	0
Total net investment hedge	7,014	729	0	6,945	341	0
Non-qualifying strategies:
Foreign currency swaps	1,900	156	0	2,250	59	13
Foreign currency swaps - VIE	3,407	65	453	3,151	78	412
Foreign currency forwards	9,309	601	1,331	15,953	450	1,133
Foreign currency options	5,417	1	0	2,746	3	0
Interest rate swaps	10,280	0	342	3,500	0	54
Total non-qualifying strategies	30,313	823	2,126	27,600	590	1,612
Total derivatives	$45,388	$1,558	$2,130	$43,454	$936	$1,619

Cash Flow Hedges
For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. Dollar (USD) variable rate interest and principal payments to fixed rate Japanese Yen (JPY) interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately four years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended June 30, 2022:
Foreign currency options	Fixed maturity securities	$(11)	$(11)	$0	$0	$0
Total gains (losses)		$(11)	$(11)	$0	$0	$0
Six Months Ended June 30, 2022:
Foreign currency options	Fixed maturity securities	$(26)	$(26)	$0	$0	$0
Total gains (losses)		$(26)	$(26)	$0	$0	$0
Three Months Ended June 30, 2021:
Foreign currency options	Fixed maturity securities	$49	$(7)	$56	$(55)	$1
Total gains (losses)		$49	$(7)	$56	$(55)	$1
Six Months Ended June 30, 2021:
Foreign currency forwards	Fixed maturity securities	$(4)	$0	$(4)	$4	$0
Foreign currency options	Fixed maturity securities	(11)	(10)	(1)	4	3
Total gains (losses)		$(15)	$(10)	$(5)	$8	$3
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month and six-month periods ended June 30, 2022 and 2021, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Fixed maturity securities	$2,352	$3,038	$195	$205
(1) The balance includes hedging adjustment on discontinued hedging relationships of $195 in 2022 and $205 in 2021.

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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2022 and 2021, respectively.
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

As of June 30, 2022, the Parent Company had $1.9 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.
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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,
	2022				2021
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$0	$0	$(1)		$1
Total cash flow hedges	0	(1)	(3)	0	0	(1)	(3)	1
Fair value hedges:
Foreign currency options (3)		(11)				(6)
Total fair value hedges	0	(11)		0	0	(6)		0
Net investment hedge:
Non-derivative hedging instruments		0		324		0		8
Foreign currency forwards		(25)		522		31		6
Foreign currency options		0		0		(1)		0
Total net investment hedge		(25)		846		30		14
Non-qualifying strategies:
Foreign currency swaps		107				12
Foreign currency swaps - VIE		(39)				(108)
Foreign currency forwards		(473)				(11)
Foreign currency options		(3)				(15)
Interest rate swaps		(110)				3
Forward bond purchase commitment - VIE		(3)				0
Total non- qualifying strategies		(521)				(119)
Total	$0	$(558)		$846	$0	$(96)		$15
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended June 30, 2022, and an immaterial amount during the three-month period ended June 30, 2021. In addition, an immaterial amount of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the three-month periods ended June 30, 2022 and 2021, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

	Six Months Ended June 30,
	2022				2021
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(2)		$1	$0	$(2)		$1
Total cash flow hedges	0	(2)	(3)	1	0	(2)	(3)	1
Fair value hedges:
Foreign currency options(3)		(26)				(7)
Total fair value hedges	0	(26)		0	0	(7)		0
Net investment hedge:
Non-derivative hedging instruments		0		523		0		196
Foreign currency forwards		(101)		823		49		341
Foreign currency options		(1)		0		(3)		0
Total net investment hedge		(102)		1,346		46		537
Non-qualifying strategies:
Foreign currency swaps		135				99
Foreign currency swaps - VIE		(16)				(79)
Foreign currency forwards		(714)				(443)
Foreign currency options		(13)				1
Interest rate swaps		(266)				3
Forward bond purchase commitment - VIE		(20)				(1)
Total non-qualifying strategies		(894)				(420)
Total	$0	$(1,024)		$1,347	$0	$(383)		$538
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the six-month period ended June 30, 2022, and $2 of losses during the six-month period ended June 30, 2021. In addition, an immaterial amount of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the six-month periods ended June 30, 2022 and 2021, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of June 30, 2022, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of June 30, 2022, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.2 billion and $904 million as of June 30, 2022, and December 31, 2021, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2022, the Company estimates that it would be required to post a maximum of $270 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,493	$0	$1,493	$(608)	$(2)	$(883)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	1,493	0	1,493	(608)	(2)	(883)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	65		65				65
Total derivative assets not subject to a master netting agreement or offsetting arrangement	65		65				65
Total derivative assets	1,558	0	1,558	(608)	(2)	(883)	65
Securities lending and similar arrangements	3,242	0	3,242	0	0	(3,242)	0
Total	$4,800	$0	$4,800	$(608)	$(2)	$(4,125)	$65

December 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$858	$0	$858	$(471)	$(53)	$(334)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	858	0	858	(471)	(53)	(334)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	78		78				78
Total derivative assets not subject to a master netting agreement or offsetting arrangement	78		78				78
Total derivative assets	936	0	936	(471)	(53)	(334)	78
Securities lending and similar arrangements	2,124	0	2,124	0	0	(2,124)	0
Total	$3,060	$0	$3,060	$(471)	$(53)	$(2,458)	$78

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,331	$0	$1,331	$(608)	$(656)	$(55)	$12
OTC - cleared	342	0	342	0	0	(178)	164
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,673	0	1,673	(608)	(656)	(233)	176
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	457		457				457
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	457		457				457
Total derivative liabilities	2,130	0	2,130	(608)	(656)	(233)	633
Securities lending and similar arrangements	3,261	0	3,261	(3,242)	0	0	19
Total	$5,391	$0	$5,391	$(3,850)	$(656)	$(233)	$652

December 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,151	$0	$1,151	$(471)	$(662)	$(14)	$4
OTC - cleared	54	0	54	0	0	(35)	19
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,205	0	1,205	(471)	(662)	(49)	23
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	414		414				414
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	414		414				414
Total derivative liabilities	1,619	0	1,619	(471)	(662)	(49)	437
Securities lending and similar arrangements	2,162	0	2,162	(2,124)	0	0	38
Total	$3,781	$0	$3,781	$(2,595)	$(662)	$(49)	$475

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

	June 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,960	$999	$0	$25,959
Municipalities	0	2,468	0	2,468
Mortgage- and asset-backed securities	0	1,641	311	1,952
Public utilities	0	7,420	537	7,957
Sovereign and supranational	0	877	36	913
Banks/financial institutions	0	9,534	91	9,625
Other corporate	0	29,925	632	30,557
Total fixed maturity securities	24,960	52,864	1,607	79,431
Equity securities	888	71	190	1,149
Other investments	1,695	0	0	1,695
Cash and cash equivalents	5,173	0	0	5,173
Other assets:
Foreign currency swaps	0	221	0	221
Foreign currency forwards	0	1,330	0	1,330
Foreign currency options	0	7	0	7
Total other assets	0	1,558	0	1,558
Total assets	$32,716	$54,493	$1,797	$89,006
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$457	$0	$457
Foreign currency forwards	0	1,331	0	1,331
Interest rate swaps	0	342	0	342
Total liabilities	$0	$2,130	$0	$2,130

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,532	$1,288	$0	$33,820
Municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities	0	955	291	1,246
Public utilities	0	9,558	493	10,051
Sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions	0	11,546	45	11,591
Other corporate	0	37,411	426	37,837
Total fixed maturity securities	32,532	64,866	1,298	98,696
Equity securities	1,340	90	173	1,603
Other investments	1,726	0	0	1,726
Cash and cash equivalents	5,051	0	0	5,051
Other assets:
Foreign currency swaps	0	137	0	137
Foreign currency forwards	0	791	0	791
Foreign currency options	0	8	0	8
Total other assets	0	936	0	936
Total assets	$40,649	$65,892	$1,471	$108,012
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$427	$0	$427
Foreign currency forwards	0	1,138	0	1,138
Interest rate swaps	0	54	0	54
Total liabilities	$0	$1,619	$0	$1,619

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$17,740	$20,422	$184	$0	$20,606
Municipalities	280	0	346	0	346
Public utilities	37	0	43	0	43
Sovereign and supranational	432	0	514	0	514
Other corporate	18	0	23	0	23
Commercial mortgage and other loans	13,053	0	0	12,905	12,905
Other investments (1)	30	0	30	0	30
Total assets	$31,590	$20,422	$1,140	$12,905	$34,467
Liabilities:
Other policyholders’ funds	$5,984	$0	$0	$5,885	$5,885
Notes payable (excluding leases)	7,279	0	6,868	218	7,086
Total liabilities	$13,263	$0	$6,868	$6,103	$12,971
(1) Excludes policy loans of $204 and equity method investments of $2,173, at carrying value

	December 31, 2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,086	$25,469	$230	$0	$25,699
Municipalities	335	0	436	0	436
Public utilities	43	0	55	0	55
Sovereign and supranational	514	0	650	0	650
Other corporate	22	0	29	0	29
Commercial mortgage and other loans	11,786	0	0	11,996	11,996
Other investments (1)	22	0	22	0	22
Total assets	$33,808	$25,469	$1,422	$11,996	$38,887
Liabilities:
Other policyholders’ funds	$7,072	$0	$0	$6,957	$6,957
Notes payable (excluding leases)	7,839	0	8,280	259	8,539
Total liabilities	$14,911	$0	$8,280	$7,216	$15,496
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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$24,960	$621	$0	$25,581
Internal	0	378	0	378
Total government and agencies	24,960	999	0	25,959
Municipalities:
Third party pricing vendor	0	2,140	0	2,140
Internal	0	328	0	328
Total municipalities	0	2,468	0	2,468
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,636	0	1,636
Internal	0	3	0	3
Broker/other	0	2	311	313
Total mortgage- and asset-backed securities	0	1,641	311	1,952
Public utilities:
Third party pricing vendor	0	4,022	0	4,022
Internal	0	3,398	0	3,398
Broker/other	0	0	537	537
Total public utilities	0	7,420	537	7,957
Sovereign and supranational:
Third party pricing vendor	0	306	0	306
Internal	0	571	0	571
Broker/other	0	0	36	36
Total sovereign and supranational	0	877	36	913
Banks/financial institutions:
Third party pricing vendor	0	4,975	0	4,975
Internal	0	4,559	16	4,575
Broker/other	0	0	75	75
Total banks/financial institutions	0	9,534	91	9,625
Other corporate:
Third party pricing vendor	0	24,306	0	24,306
Internal	0	5,546	133	5,679
Broker/other	0	73	499	572
Total other corporate	0	29,925	632	30,557
Total securities available for sale	$24,960	$52,864	$1,607	$79,431
Equity securities, carried at fair value:
Third party pricing vendor	$888	$71	$0	$959
Broker/other	0	0	190	190
Total equity securities	$888	$71	$190	$1,149

	June 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$20,422	$184	$0	$20,606
Total government and agencies	20,422	184	0	20,606
Municipalities:
Third party pricing vendor	0	346	0	346
Total municipalities	0	346	0	346
Public utilities:
Third party pricing vendor	0	43	0	43
Total public utilities	0	43	0	43
Sovereign and supranational:
Third party pricing vendor	0	248	0	248
Broker/other	0	266	0	266
Total sovereign and supranational	0	514	0	514
Other corporate:
Third party pricing vendor	0	23	0	23
Total other corporate	0	23	0	23
Total securities held to maturity	$20,422	$1,110	$0	$21,532

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,532	$808	$0	$33,340
Internal	0	480	0	480
Total government and agencies	32,532	1,288	0	33,820
Municipalities:
Third party pricing vendor	0	2,222	0	2,222
Internal	0	814	0	814
Total municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities:
Third party pricing vendor	0	955	0	955
Broker/other	0	0	291	291
Total mortgage- and asset-backed securities	0	955	291	1,246
Public utilities:
Third party pricing vendor	0	4,527	0	4,527
Internal	0	5,031	0	5,031
Broker/other	0	0	493	493
Total public utilities	0	9,558	493	10,051
Sovereign and supranational:
Third party pricing vendor	0	273	0	273
Internal	0	799	0	799
Broker/other	0	0	43	43
Total sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions:
Third party pricing vendor	0	5,237	0	5,237
Internal	0	6,309	0	6,309
Broker/other	0	0	45	45
Total banks/financial institutions	0	11,546	45	11,591
Other corporate:
Third party pricing vendor	0	29,495	0	29,495
Internal	0	7,916	0	7,916
Broker/other	0	0	426	426
Total other corporate	0	37,411	426	37,837
Total securities available for sale	$32,532	$64,866	$1,298	$98,696
Equity securities, carried at fair value:
Third party pricing vendor	$1,340	$90	$0	$1,430
Broker/other	0	0	173	173
Total equity securities	$1,340	$90	$173	$1,603

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$25,469	$230	$0	$25,699
Total government and agencies	25,469	230	0	25,699
Municipalities:
Third party pricing vendor	0	436	0	436
Total municipalities	0	436	0	436
Public utilities:
Third party pricing vendor	0	55	0	55
Total public utilities	0	55	0	55
Sovereign and supranational:
Third party pricing vendor	0	313	0	313
Broker/other	0	337	0	337
Total sovereign and supranational	0	650	0	650
Other corporate:
Third party pricing vendor	0	29	0	29
Total other corporate	0	29	0	29
Total securities held to maturity	$25,469	$1,400	$0	$26,869

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

Three Months Ended June 30, 2022
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$318	$585	$41	$60	$290	$166	$0	$1,460
Net investment gains (losses) included in earnings	0	1	0	0	0	(6)	0	(5)
Unrealized gains (losses) included in other comprehensive income (loss)	(54)	(44)	(5)	(2)	(37)	0	0	(142)
Purchases, issuances, sales and settlements:
Purchases	90	19	0	33	122	33	0	297
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(36)	(24)	0	0	(1)	0	0	(61)
Transfers into Level 3	0	0	0	0	258	0	0	258
Transfers out of Level 3	(7)	0	0	0	0	(3)	0	(10)
Balance, end of period	$311	$537	$36	$91	$632	$190	$0	$1,797
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(6)	$0	$(6)

Three Months Ended June 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$204	$479	$68	$28	$319	$122	$(80)	$1,140
Net investment gains (losses) included in earnings	0	0	0	0	0	13	(120)	(107)
Unrealized gains (losses) included in other comprehensive income (loss)	0	8	0	0	14	0	0	22
Purchases, issuances, sales and settlements:
Purchases	54	0	0	10	0	6	0	70
Issuances	0	0	0	0	0	17	0	17
Sales	0	0	(23)	0	0	0	0	(23)
Settlements	0	(7)	0	0	(17)	0	0	(24)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$258	$480	$45	$38	$316	$158	$(200)	$1,095
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$(120)	$(120)

Six Months Ended June 30, 2022
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$0	$1,471
Net investment gains (losses) included in earnings	0	1	0	0	0	1	0	2
Unrealized gains (losses) included in other comprehensive income (loss)	(69)	(81)	(7)	(2)	(55)	0	0	(214)
Purchases, issuances, sales and settlements:
Purchases	166	28	0	33	122	43	0	392
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(38)	(32)	0	(3)	(2)	(7)	0	(82)
Transfers into Level 3	0	128	0	18	282	0	0	428
Transfers out of Level 3	(39)	0	0	0	(141)	(20)	0	(200)
Balance, end of period	$311	$537	$36	$91	$632	$190	$0	$1,797
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$1	$0	$0	$0	$(2)	$0	$(1)

Six Months Ended June 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	0	22	(101)	(79)
Unrealized gains (losses) included in other comprehensive income (loss)	(15)	(10)	(3)	(1)	2	0	(1)	(28)
Purchases, issuances, sales and settlements:
Purchases	64	78	0	15	0	17	0	174
Issuances	0	0	0	0	0	17	0	17
Sales	0	0	(23)	0	0	0	0	(23)
Settlements	0	(10)	0	0	(17)	0	0	(27)
Transfers into Level 3	0	0	23	0	32	0	0	55
Transfers out of Level 3	(15)	0	0	0	0	0	0	(15)
Balance, end of period	$258	$480	$45	$38	$316	$158	$(200)	$1,095
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$(101)	$(101)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2022
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$311	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	537	Discounted cash flow	Credit spreads	N/A	(a)
Sovereign and supranational	36	Discounted cash flow	Historical volatility	N/A	(a)
Banks/financial institutions	91	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	632	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	190	Net asset value	Offered quotes	N/A	(a)
Total assets	$1,797
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

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Unpaid supplemental health claims, beginning of period	$4,009	$4,192	$4,067	$4,389
Less reinsurance recoverables	40	37	37	39
Net balance, beginning of period	3,969	4,155	4,030	4,350
Add claims incurred during the period related to:
Current year	1,583	1,710	3,322	3,570
Prior years	(155)	(198)	(365)	(518)
Total incurred	1,428	1,512	2,957	3,052
Less claims paid during the period on claims incurred during:
Current year	1,042	1,139	1,532	1,657
Prior years	398	407	1,363	1,461
Total paid	1,440	1,546	2,895	3,118
Effect of foreign exchange rate changes on unpaid claims	(216)	4	(351)	(159)
Net balance, end of period	3,741	4,125	3,741	4,125
Add reinsurance recoverables	38	37	38	37
Unpaid supplemental health claims, end of period	3,779	4,162	3,779	4,162
Unpaid life claims, end of period	674	759	674	759
Total liability for unpaid policy claims	$4,453	$4,921	$4,453	$4,921

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $365 million for the six-month period ended June 30, 2022 comprises approximately $220 million from Japan and $145 million from the U.S., representing approximately 60% and 40% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $41 million from December 31, 2021 to June 30, 2022, the favorable claims development in Japan would have been approximately $261 million, representing approximately 72% of the total.

The Company has experienced continued favorable claim trends in 2022 for its core health products in Japan. During the first six months of 2022, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits and staying home more. This resulted in lower sickness, accident, and cancer incurred claims. Although overall experience is favorable, during the first six months of 2022, there has been an increase in medical hospitalization claims related to COVID-19, mainly due to at-home sickness benefits being utilized in Japan.

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

In the first six months of 2022, as experienced in 2021 and 2020, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims trend continued for the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability. Additionally, refinements to COVID-19 incurred estimates also contributed to the favorable development. The U.S. portion of the favorable claims development in the first six months of 2022 includes $54 million related to refinements in the estimates for COVID-19 and non-COVID-19 claims as experience emerges.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $697 million and $859 million as of June 30, 2022 and December 31, 2021, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $792 million and $937 million as of June 30, 2022 and December 31, 2021, respectively. The spot yen/dollar exchange rate weakened by approximately 15.9% and ceded reserves decreased approximately 15.5% from December 31, 2021 to June 30, 2022.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Direct earned premiums	$3,877	$4,490	$8,091	$9,141
Ceded to other companies:
Ceded Aflac Japan closed blocks	(87)	(109)	(185)	(223)
Other	(17)	(15)	(36)	(34)
Assumed from other companies:
Retrocession activities	36	45	77	93
Other	40	30	81	57
Net earned premiums	$3,849	$4,441	$8,028	$9,034

Direct benefits and claims	$2,319	$2,687	$4,824	$5,463
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(82)	(94)	(173)	(193)
Eliminations	6	8	12	16
Other	(14)	(9)	(18)	(17)
Assumed from other companies:
Retrocession activities	35	42	73	84
Eliminations	(6)	(8)	(12)	(16)
Other	40	27	79	50
Benefits and claims, net	$2,298	$2,653	$4,785	$5,387

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of June 30, 2022. This reinsurance facility agreement was renewed in 2021 and is effective until December 31, 2022. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2022, the Company has not executed a reinsurance treaty under this committed reinsurance facility.
8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2022	December 31, 2021
3.625% senior notes due November 2024	$748	$748
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	991
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	91	107
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	437	520
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	92	109
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	97	115
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	213	254
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	219	259
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	68	81
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	150	179
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	87	104
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	110	131
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	71	85
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	77	91
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	73	86
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	65	77
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	46	54
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	72	86
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	435	517
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	219	260
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	145	172
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2022 and .41% in 2021, principal amount ¥5.0 billion)	36	43
Variable interest rate loan due September 2029 (.57% in 2022 and .56% in 2021, principal amount ¥25.0 billion)	182	216
Finance lease obligations payable through 2028	9	12
Operating lease obligations payable through 2049	128	105
Total notes payable and lease obligations	$7,416	$7,956
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of June 30, 2022 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 30, 2022	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) USD London Interbank Offered Rate (LIBOR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to USD LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (a) the lender's U.S. dollar short-term commercial loan rate, (b) the federal funds rate plus 1/2 of 1% and (c) USD one-month LIBOR plus 1%. USD LIBOR is subject to replacement with Secured Overnight Financing Rate (SOFR) under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2022	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 10, 2023	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than April 11, 2023	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2023	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2023	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
Aflac Ventures Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2023	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 3, 2023	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2023	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2023	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 18, 2022(2)	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2022	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in July 2022 with an expiration date of July 17, 2023

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2022. No events of default or defaults occurred during the six-month period ended June 30, 2022.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

9.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2022	2021
Common stock - issued:
Balance, beginning of period	1,352,739	1,351,018
Exercise of stock options and issuance of restricted shares	1,132	1,374
Balance, end of period	1,353,871	1,352,392
Treasury stock:
Balance, beginning of period	700,607	658,564
Purchases of treasury stock:
Share repurchase program	19,192	22,614
Other	351	381
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(528)	(717)
Exercise of stock options	(62)	(223)
Other	(215)	(217)
Balance, end of period	719,345	680,402
Shares outstanding, end of period	634,526	671,990

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Anti-dilutive share-based awards	171	0	210	1

Share Repurchase Program

During the first six months of 2022, the Company repurchased 19.2 million shares of its common stock for $1.2 billion as part of its share repurchase program. During the first six months of 2021, the Company repurchased 22.6 million shares of its common stock for $1.2 billion as part of its share repurchase program. As of June 30, 2022, a remaining balance of 36.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at March 31, 2022	$(2,482)	$5,787	$(29)	$(163)	$3,113
Other comprehensive income (loss) before reclassification	(807)	(2,767)	(1)	(1)	(3,576)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(90)	1	4	(85)
Net current-period other comprehensive income (loss)	(807)	(2,857)	0	3	(3,661)
Balance at June 30, 2022	$(3,289)	$2,930	$(29)	$(160)	$(548)
All amounts in the table above are net of tax.

Three Months Ended June 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at March 31, 2021	$(1,674)	$8,794	$(33)	$(280)	$6,807
Other comprehensive income (loss) before reclassification	13	1,202	(1)	(6)	1,208
Amounts reclassified from accumulated other comprehensive income (loss)	0	(4)	1	7	4
Net current-period other comprehensive income (loss)	13	1,198	0	1	1,212
Balance at June 30, 2021	$(1,661)	$9,992	$(33)	$(279)	$8,019
All amounts in the table above are net of tax.

Six Months Ended June 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(2,013)	$9,602	$(30)	$(166)	$7,393
Other comprehensive income (loss) before reclassification	(1,276)	(6,520)	0	(3)	(7,799)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(152)	1	9	(142)
Net current-period other comprehensive income (loss)	(1,276)	(6,672)	1	6	(7,941)
Balance at June 30, 2022	$(3,289)	$2,930	$(29)	$(160)	$(548)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(552)	(381)	(1)	(10)	(944)
Amounts reclassified from accumulated other comprehensive income (loss)	0	12	2	15	29
Net current-period other comprehensive income (loss)	(552)	(369)	1	5	(915)
Balance at June 30, 2021	$(1,661)	$9,992	$(33)	$(279)	$8,019
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2022
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$114	Net investment gains (losses)
	(24)	Tax (expense) or benefit(1)
	$90	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(4)	Net of tax
Total reclassifications for the period	$85	Net of tax
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

(In millions)	Six Months Ended June 30, 2022
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$192	Net investment gains (losses)
	(40)	Tax (expense) or benefit(1)
	$152	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(11)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(9)	Net of tax
Total reclassifications for the period	$142	Net of tax
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

10.    SHARE-BASED COMPENSATION

As of June 30, 2022, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2022, approximately 35.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2022, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2022.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	1,792	3.1	$43	$31.61
Exercisable	1,792	3.1	43	31.61

The Company received cash from the exercise of stock options in the amount of $9 million during the first six months of 2022, compared with $18 million in the first six months of 2021. The tax benefit realized as a result of stock option exercises and restricted stock releases was $17 million in the first six months of 2022, compared with $15 million in the first six months of 2021.

As of June 30, 2022, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $62 million, of which $34 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30, 2022.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2021	2,557	$49.38
Granted in 2022	1,045	67.07
Canceled in 2022	(48)	53.77
Vested in 2022	(1,117)	49.66
Restricted stock at June 30, 2022	2,437	$56.00

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $2 million and $7 million for the three-month periods and $6 million and $14 million for the six-month periods ended June 30, 2022 and 2021, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$5	$6	$7	$7	$0	$0
Interest cost	1	1	8	8	0	1
Expected return on plan assets	(2)	(2)	(10)	(10)	0	0
Amortization of net actuarial loss	0	0	5	8	0	1
Net periodic (benefit) cost	$4	$5	$10	$13	$0	$2

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$10	$12	$13	$14	$0	$0
Interest cost	3	2	17	16	0	1
Expected return on plan assets	(4)	(4)	(21)	(20)	0	0
Amortization of net actuarial loss	0	1	10	16	1	2
Net periodic (benefit) cost	$9	$11	$19	$26	$1	$3

During the six months ended June 30, 2022, Aflac Japan contributed approximately $17 million (using the weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2022) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

12.    COMMITMENTS AND CONTINGENT LIABILITIES

Effective April 1, 2022, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. As of June 30, 2022, the agreement has a remaining term of four years and an aggregate remaining cost of ¥7.3 billion ($54 million using the June 30, 2022 exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by June 30, 2022. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the six-month periods ended June 30, 2022 and 2021 were immaterial.

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
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing judgments applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•the effects of COVID-19 and its variants (both known and emerging), and any resulting economic effects and government interventions, on the Company's business and financial results
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the six-month periods ended June 30, 2022 and 2021, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). In this MD&A, amounts may not foot due to rounding.
This MD&A is divided into the following sections:

EXECUTIVE SUMMARY

Company Overview

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS), formerly know as Argus Dental & Vision, Inc., which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.).

Market Conditions

The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer term impacts of the pandemic. For example, economic conditions have acted as headwinds to sales in the first six months of 2022, particularly in Japan and most notably in the first quarter with a gradually decreasing impact in the second quarter, pressuring premium growth rates. Further, in the U.S., supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. Central bank and government efforts to control inflation, as well the impacts of the Russia-Ukraine conflict, including volatility in energy prices and additional disruptions in the global supply chain, could lead to slower economic growth in Japan and the U.S. Additionally, continued widening of the differential between U.S. and Japan interest rates has contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

In the three- and six-month periods ended June 30, 2022, sales for Aflac Japan, in yen terms, decreased 6.4% and 10.7%, respectively, compared to the same periods in 2021, reflecting the January 2021 launch of a new medical product and continued weakness in sales recovery, in part constrained by pandemic conditions. In the three- and six-month periods ended June 30, 2022, sales for Aflac U.S. increased 15.6% and 17.2%, respectively, compared to the same periods in 2021, reflecting continued investment in growth initiatives as well as productivity gains.

Performance Highlights

Total revenues were $5.4 billion in the second quarter of 2022, compared with $5.6 billion in the second quarter of 2021. Net earnings were $1.4 billion, or $2.16 per diluted share in the second quarter of 2022, compared with $1.1 billion, or $1.62 per diluted share, in the second quarter of 2021.

Total revenues were $10.7 billion in the first six months of 2022, compared with $11.4 billion in the first six months of 2021. Net earnings were $2.4 billion, or $3.73 per diluted share in the first six months of 2022, compared with $2.4 billion, or $3.49 per diluted share, in the first six months of 2021.

Results in the second quarter of 2022 included pretax net investment gains of $564 million, compared with pretax net investment gains of $89 million in the second quarter of 2021. Net investment gains in the second quarter of 2022 included an increase in credit loss allowances of $34 million; $618 million of net gains from certain derivative and foreign currency gains or losses; $135 million of net losses on equity securities; and $115 million of net gains from sales and redemptions.

Results in the first six months of 2022 included pretax net investment gains of $686 million, compared with pretax net investment gains of $396 million in the first six months of 2021. Net investment gains in the first six months of 2022 included an increase in credit loss allowances of $9 million; $785 million of net gains from certain derivative and foreign currency gains or losses; $291 million of net losses on equity securities; and $201 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) for the three-month period ended June 30, 2022 was 129.39, or 15.4% weaker than the average yen/dollar exchange rate(1) of 109.48 for the same period in 2021. The average yen/dollar exchange rate(1) for the six-month period ended June 30, 2022 was 122.79, or 12.2% weaker than the average yen/dollar exchange rate(1) of 107.79 for the same period in 2021.

Adjusted earnings(2) in the second quarter of 2022 were $939 million, or $1.46 per diluted share, compared with $1.1 billion, or $1.59 per diluted share, in the second quarter of 2021. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.09. Adjusted earnings(2) in the first six months of 2022 were $1.9 billion, or $2.88 per diluted share, compared with $2.1 billion, or $3.11 per diluted share, in the first six months of 2021. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.15.

Total investments and cash at June 30, 2022 were $121.4 billion, compared with $143.0 billion at December 31, 2021. In the first six months of 2022, Aflac Incorporated repurchased $1.2 billion, or 19.2 million of its common shares. At June 30, 2022, the Company had 36.6 million remaining shares authorized for repurchase.

Shareholders’ equity was $26.4 billion, or $41.59 per share, at June 30, 2022, compared with $33.3 billion, or $50.99 per share, at December 31, 2021. Shareholders’ equity at June 30, 2022 included a net unrealized gain on investment securities and derivatives of $2.9 billion, compared with a net unrealized gain of $9.6 billion at December 31, 2021. Shareholders’ equity at June 30, 2022 also included an unrealized foreign currency translation loss of $3.3 billion, compared with an unrealized foreign currency translation loss of $2.0 billion at December 31, 2021. The annualized return on average shareholders’ equity in the second quarter of 2022 was 19.9%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $26.9 billion, or $42.45 per share at June 30, 2022, compared with $25.9 billion, or $39.65 per share, at December 31, 2021. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the second quarter of 2022 was 14.9%.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net earnings	$1,388	$1,105	$2.16	$1.62	$2,420	$2,398	$3.73	$3.49
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(567)	(85)	(.88)	(.12)	(701)	(388)	(1.08)	(.57)
Other and non-recurring (income) loss	0	53	.00	.08	0	59	.00	.09
Income tax (benefit) expense on items excluded from adjusted earnings	119	7	.19	.01	147	69	.23	.10
Adjusted earnings	939	1,080	1.46	1.59	1,866	2,138	2.88	3.11
Current period foreign currency impact (2)	57	N/A	.09	N/A	94	N/A	.15	N/A
Adjusted earnings excluding current period foreign currency impact	$996	$1,080	$1.55	$1.59	$1,960	$2,138	$3.02	$3.11
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net investment (gains) losses	$(564)	$(89)	$(686)	$(396)
Items impacting net investment (gains) losses:
Amortized hedge costs	(30)	(17)	(55)	(36)
Amortized hedge income	14	16	25	33
Net interest cash flows from derivatives associated with certain investment strategies	(1)	(9)	(10)	(17)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	12	14	25	27
Adjusted net investment (gains) losses	$(567)	$(85)	$(701)	$(388)

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

Certain Derivative and Foreign Currency Activities

The Company's derivative activities include:

•foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio, with options used on a standalone basis and/or in a collar strategy;

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

•interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities; and

•bond purchase commitments at the inception of investments in consolidated VIEs.

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

Other items excluded from adjusted earnings include integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs are excluded from adjusted earnings for one year following the acquisition and amounted to $5 million and $12 million for the three- and six-month periods ended June 30, 2021, respectively.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 18.4% for the three-month period ended June 30, 2022, compared with 19.5% for the same period in 2021. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 18.7% for the six-month period ended June 30, 2022, compared with 19.4% for the same period in 2021. The combined effective tax rate differs from the U.S. statutory rate primarily due to solar, historic and foreign tax credits. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2021 Annual Report.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net earned premiums	$2,419	$2,987	$5,143	$6,111
Net investment income: (1)
Yen-denominated investment income	264	315	563	643
U.S. dollar-denominated investment income	489	493	895	890
Net investment income	752	808	1,458	1,533
Amortized hedge costs related to certain foreign currency exposure management strategies	30	17	55	36
Adjusted net investment income	723	792	1,402	1,497
Other income (loss)	9	10	18	22
Total adjusted revenues	3,151	3,789	6,563	7,630
Benefits and claims, net	1,630	1,998	3,457	4,134
Adjusted expenses:
Amortization of deferred policy acquisition costs	137	169	291	341
Insurance commissions	142	179	302	366
Insurance and other expenses	381	438	791	898
Total adjusted expenses	660	786	1,384	1,605
Total benefits and adjusted expenses	2,290	2,785	4,841	5,739
Pretax adjusted earnings	$860	$1,004	$1,722	$1,891
Weighted-average yen/dollar exchange rate	129.39	109.48	122.79	107.79

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net earned premiums	(19.0)%	(5.4)%	(15.8)%	(3.1)%	(4.2)%	(3.8)%	(4.3)%	(3.7)%
Adjusted net investment income	(8.7)	25.1	(6.3)	17.3	8.4	27.4	7.3	17.0
Total adjusted revenues	(16.8)	(.4)	(14.0)	.3	(1.6)	1.4	(2.0)	(.2)
Pretax adjusted earnings	(14.3)	19.7	(8.9)	11.6	1.6	22.0	4.0	11.3
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(2) and $(9) for the three-month periods and $(12) and $(17) for the six-month periods ended June 30, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three- and six-month periods ended June 30, 2022, Aflac Japan's net earned premiums decreased, in yen terms, mainly due to limited-pay products reaching premium paid-up status and constrained sales from the impact of pandemic conditions. In yen terms, adjusted net investment income increased in the three- and six-month periods ended June 30, 2022, primarily due to higher floating rate income as well as the impact of a weaker yen on U.S. dollar-denominated investment income. The increase in pretax adjusted earnings in yen for the three- and six-month periods ended June 30, 2022 was primarily due to higher reserve releases and adjusted net investment income.

Annualized premiums in force decreased 4.3% to ¥1.33 trillion as of June 30, 2022, compared with ¥1.39 trillion as of June 30, 2021. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status and lower sales during the COVID-19 pandemic. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.7 billion at June 30, 2022, compared with $12.6 billion at June 30, 2021.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2022	2021	2022	2021	2022	2021	2022	2021
Adjusted net investment income	8.4%	27.4%	7.3%	17.0%	(2.9)%	26.2%	(1.4)	17.2%
Total adjusted revenues	(1.6)	1.4	(2.0)	(.2)	(3.9)	1.2	(3.7)	(.2)
Pretax adjusted earnings	1.6	22.0	4.0	11.3	(7.0)	21.1	(2.7)	11.4
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2022	2021	2022	2021
Benefits and claims, net	51.7%	52.7%	52.6%	54.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.3	4.5	4.4	4.5
Insurance commissions	4.5	4.7	4.6	4.8
Insurance and other expenses	12.1	11.6	12.1	11.8
Total adjusted expenses	20.9	20.8	21.1	21.0
Pretax adjusted earnings	27.4	26.5	26.3	24.8
Ratios to total premiums:
Benefits and claims, net	67.4%	66.9%	67.2%	67.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.7	5.7	5.7	5.6
In the three-month period ended June 30, 2022, the benefit ratio to total premiums increased, compared with the same period in the prior year, as third sector benefits were higher due substantially to an increase in medical hospitalization claims for at-home sickness benefits related to COVID-19, partially offset by the continued change in the mix of first and third sector business. In the six-month period ended June 30, 2022, the benefit ratio to total premiums decreased, compared with the same period in the prior year. This is primarily due to the continued change in the mix of first and third sector business and lower benefits in Aflac Japan's third sector business. In the three- and six-month periods ended June 30, 2022, the adjusted expense ratio increased slightly, compared with the same periods in the prior year, reflecting the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses. In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2022 primarily due to lower benefit ratios for the full six-month period and higher adjusted net investment income.

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2022	2021	2022	2021	2022	2021	2022	2021
New annualized premium sales	$98	$124	$201	$256	¥12.7	¥13.6	¥24.7	¥27.6
Increase (decrease) over prior period	(20.9)%	36.5%	(21.6)%	16.5%	(6.4)%	38.4%	(10.7)%	15.7%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2022	2021	2022	2021
Cancer	53.4%	48.9%	53.2%	47.1%
Medical	29.9	39.7	30.6	41.5
Income support	2.2	.6	1.6	.6
Ordinary life:
WAYS	.8	.8	.8	.7
Child endowment	.2	.4	.3	.3
Other ordinary life (1)	9.2	8.9	9.1	8.9
Other	4.3	.7	4.4	.9
Total	100.0%	100.0%	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis decreased 6.3% in the second quarter of 2022, compared with the second quarter of 2021, reflecting the January 2021 launch of a new medical product and continued weakness in sales recovery, in part constrained by pandemic conditions.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019. Japan Post Group resumed proactive sales of cancer insurance policies in April 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2022, approximately 10,000 employees of Japan Post Co. were transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that the transferred employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan cancer products but will not include sales of other financial products. The Company expects continued collaboration to further position both companies for long-term growth and a gradual improvement of Japan Post Group cancer insurance sales in the intermediate term. For example, in 2021 and the first six months of 2022, Aflac Japan observed an increase in the number of proposals to potential customers in the Japan Post Group channel, and the Japan Post Group continues to conduct a nationwide campaign to improve certain sales process practices. For additional information, see the risk factor entitled "Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Item 1A. Risk Factors in the 2021 Annual Report.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended June 30.

	2022	2021
Independent corporate and individual	48.4%	51.1%
Affiliated corporate (1)	48.1	44.0
Bank	3.5	4.9
Total	100.0%	100.0%
(1) Includes Japan Post Group

During the three-month period ended June 30, 2022, Aflac Japan recruited 12 new sales agencies. At June 30, 2022, Aflac Japan was represented by approximately 7,600 sales agencies, with approximately 110,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At June 30, 2022, Aflac Japan had agreements to sell its products at 359 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$0	$0	$1,181
Private placements	465	98	772	311
Other fixed maturity securities	20	29	37	136
Equity securities	185	5	276	122
Other investments	1	4	4	6
Total yen-denominated	$671	$136	$1,089	$1,756

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$249	$396	$334	$1,001
Infrastructure debt	114	0	114	0
Collateralized loan obligations	431	36	498	153
Equity securities	22	8	22	8
Commercial mortgage and other loans:
Transitional real estate loans	778	638	1,285	699
Commercial mortgage loans	0	17	0	17
Middle market loans	363	484	674	1,266
Other investments	135	91	183	147
Total U.S. dollar-denominated	$2,092	$1,670	$3,110	$3,291
Total Aflac Japan purchases	$2,763	$1,806	$4,199	$5,047

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2022	2021	2022	2021
Total purchases for the period (in millions) (1)	$2,627	$1,711	$4,012	$4,894
New money yield (1), (2)	3.59%	4.05%	3.69%	3.18%
Return on average invested assets (3)	2.97	2.83	2.75	2.65
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.74%	2.61%	2.74%	2.61%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended June 30, 2022 was primarily due to higher allocations to lower yielding yen-dominated asset classes. The increase in the Aflac Japan new money yield in the six-month period ended June 30, 2022 was primarily due to increases in U.S. interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net earned premiums	$1,394	$1,408	$2,807	$2,830
Adjusted net investment income (1)	193	189	377	366
Other income	41	30	83	58
Total adjusted revenues	1,628	1,627	3,267	3,254
Benefits and claims	633	613	1,255	1,169
Adjusted expenses:
Amortization of deferred policy acquisition costs	131	111	299	250
Insurance commissions	137	136	277	275
Insurance and other expenses	378	354	762	701
Total adjusted expenses	645	601	1,337	1,226
Total benefits and adjusted expenses	1,278	1,213	2,593	2,396
Pretax adjusted earnings	$349	$413	$674	$859
Percentage change over previous period:
Net earned premiums	(1.0)%	(3.4)	(.8)%	(3.8)%
Adjusted net investment income	2.1	9.9	3.0	5.2
Total adjusted revenues	.1	(1.8)	.4	(2.7)
Pretax adjusted earnings	(15.5)	(3.1)	(21.5)	14.2
(1) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period and $2 for the six-month period ended June 30, 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In the three- and six-month periods ended June 30, 2022, net earned premiums for Aflac U.S. decreased primarily due to lower persistency. Adjusted net investment income increased in the three- and six-month periods ended June 30, 2022, primarily impacted by higher variable net investment income. Other income increased in the three- and six-month periods ended June 30, 2022 due to an increase in fee income. The decrease in pretax adjusted earnings in the three- and six-month periods ended June 30, 2022, was driven by higher incurred benefits and elevated adjusted expenses reflecting, in part, platform and growth investments.

Annualized premiums in force decreased 1.0% to $5.9 billion at June 30, 2022, compared with $6.0 billion at June 30, 2021.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2022	2021	2022	2021
Benefits and claims	38.9%	37.7%	38.4%	35.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	6.8	9.2	7.7
Insurance commissions	8.4	8.4	8.5	8.5
Insurance and other expenses	23.2	21.8	23.3	21.5
Total adjusted expenses	39.6	36.9	40.9	37.7
Pretax adjusted earnings	21.4	25.4	20.6	26.4
Ratios to total premiums:
Benefits and claims	45.4%	43.5%	44.7%	41.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.4	7.9	10.7	8.8

For the three- and six-month periods ended June 30, 2022, the benefit ratio to total premiums increased compared with the same periods in 2021, reflecting higher incurred claims, partially offset by reserve releases related to lower persistency. The adjusted expense ratio increased in the three- and six-month periods ended June 30, 2022, when compared with the same periods in 2021, primarily due to higher DAC amortization associated with lower persistency and planned spending reflecting ongoing investments in the U.S. platform. The pretax adjusted profit margin decreased in the three- and six-month periods ended June 30, 2022, compared with the same periods in 2021, primarily due to the higher adjusted expense and benefit ratios.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2022	2021	2022	2021
New annualized premium sales	$305	$264	$604	$515
Increase (decrease) over prior period	15.6%	64.1%	17.2%	6.6%

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, increased 4.6%; disability sales increased 28.8%; critical care insurance sales (including cancer insurance) increased 13.1%; hospital indemnity insurance sales increased 4.9%; and dental/vision sales increased 36.1% in the second quarter of 2022, compared with the second quarter of 2021. The increase in sales for Aflac U.S. in the second quarter of 2022 reflects continued investment in growth initiatives as well as productivity gains. For the full year of 2022, Aflac U.S. expects this trend of increasing sales to continue.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2022	2021	2022	2021
Accident	24.6%	27.2%	24.9%	26.7%
Disability	25.2	22.7	24.2	22.9
Critical care(1)	20.6	21.0	20.9	21.8
Hospital indemnity	14.9	16.4	15.8	16.6
Dental/vision	6.4	5.4	6.0	5.0
Life	8.3	7.3	8.2	7.0
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the second quarter of 2022, the Aflac U.S. sales force included an average of approximately 6,100 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that during 2021 and continuing into 2022, constraints in the labor market have limited its recruiting of new sales agents, and that limitations on face-to-face sales opportunities during the COVID-19 pandemic suppressed the development of newly recruited agents into business producers and the productivity of veteran agents and brokers. Aflac U.S. believes that the above factors have acted as a headwind to sales and to growth in the number of average weekly producers. Aflac U.S. remains focused on mitigating and reversing these trends as the U.S. economy continues to recover from the pandemic.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Fixed maturity securities:
Other fixed maturity securities	$107	$130	$339	$376
Infrastructure debt	10	0	19	0
Collateralized loan obligations	199	18	199	30
Equity securities	11	113	19	113
Other investments:
Transitional real estate loans	78	113	185	137
Commercial mortgage loans	0	129	0	163
Middle market loans	61	41	227	100
Limited partnerships	16	10	21	16
Total Aflac U.S. Purchases	$482	$554	$1,009	$935

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2022	2021	2022	2021
Total purchases for period (in millions) (1)	$466	$544	$988	$919
New money yield (1), (2)	4.10%	3.63%	4.37%	3.47%
Return on average invested assets (3)	4.79	4.94	4.79	4.83
Portfolio book yield, end of period (1)	5.01%	5.07%	5.01%	5.07%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in the three- and six-month periods ended June 30, 2022 was primarily due to increases in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net earned premiums	$36	$45	$77	$93
Net investment income (loss) (1)	(9)	(13)	(5)	3
Amortized hedge income related to certain foreign currency management strategies	14	16	25	33
Adjusted net investment income	5	3	20	36
Other income	0	2	18	5
Total adjusted revenues	42	50	116	133
Benefits and claims, net	34	41	73	84
Adjusted expenses:
Interest expense	40	43	80	87
Other adjusted expenses	44	42	84	65
Total adjusted expenses	84	85	164	152
Total benefits and adjusted expenses	117	126	237	236
Pretax adjusted earnings	$(75)	$(76)	$(120)	$(102)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $31 and $30 for the three-month periods and $42 and $30 for the six-month periods ended June 30, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $28 and $12 for the three-month periods and $44 and $25 for the six-month periods ended June 30, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In the three- and six-month periods ended June 30, 2022, total adjusted revenues decreased compared to the same periods in 2021. Pretax adjusted earnings decreased in the six-month period ended June 30, 2022 when compared to the same period in 2021. These results reflect higher adjusted net investment income from higher interest rates offset by lower amortized hedge income and the impact of federal tax credit investments discussed below. These results also reflect the impact of foreign currency on total net earned premiums and the corresponding benefits.

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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2022
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$64,877	$12,678	$1,876	$79,431
Held to maturity, fixed maturity securities, at amortized cost (1)	18,507	0	0	18,507
Equity securities	624	101	424	1,149
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,951	1,108	147	6,206
Commercial mortgage loans (1)	1,199	656	13	1,868
Middle market loans (1)	4,520	459	0	4,979
Other investments:
Policy loans	182	22	0	204
Short-term investments (2)	488	263	944	1,695
Limited partnerships	1,809	200	164	2,173
Other	0	30	0	30
Total investments	97,157	15,517	3,568	116,242
Cash and cash equivalents	1,545	540	3,088	5,173
Total investments and cash	$98,702	$16,057	$6,656	$121,415
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$81,793	$14,910	$1,993	$98,696
Held to maturity, fixed maturity securities, at amortized cost (1)	22,000	0	0	22,000
Equity securities	714	226	663	1,603
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,226	1,020	45	5,291
Commercial mortgage loans (1)	1,217	669	8	1,894
Middle market loans (1)	4,297	304	0	4,601
Other investments:
Policy loans	216	20	0	236
Short-term investments (2)	590	302	834	1,726
Limited partnerships	1,534	169	155	1,858
Other	0	22	0	22
Total investments	116,587	17,642	3,698	137,927
Cash and cash equivalents	2,053	681	2,317	5,051
Total investments and cash	$118,640	$18,323	$6,015	$142,978
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.5%	1.0%	.9%
AA	5.4	5.5	5.1	5.2
A	67.8	67.7	68.9	68.5
BBB	23.0	23.0	22.5	22.8
BB or lower	2.3	2.3	2.5	2.6
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2022, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2022.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp Capital Limited	BB	$320	$273	$(47)
JP Morgan Chase and Co.	A	206	180	(26)
Prologis LP	A	167	143	(24)
Banco de Chile	A	146	123	(23)
KLM Royal Dutch Airlines	B	127	105	(22)
Oracle Corp	BBB	180	161	(19)
BASF	A	73	55	(18)
Danske Bank A/S	BBB	121	104	(17)
AXA	A	247	230	(17)
Citigroup Inc	BBB	172	158	(14)

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
Below-Investment-Grade Investments

	June 30, 2022
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$321	$320	$273	$(47)
Pemex Project Funding Master Trust	219	219	220	1
Commerzbank	183	137	199	62
KLM Royal Dutch Airlines	146	127	105	(22)
Telecom Italia SpA	146	146	165	19
Autostrade Per Litalia Spa	146	145	131	(14)
Apache Corporation	138	108	130	22
Howmet Aerospace Inc.	100	68	94	26
IKB Deutsche Industriebank AG	95	45	75	30
Generalitat de Catalunya	59	23	60	37
Other Issuers	184	176	163	(13)
Subtotal (2)	1,737	1,514	1,615	101
High yield corporate bonds	804	667	707	40
Middle market loans	4,688	4,525	4,541	16
Grand Total	$7,229	$6,706	$6,863	$157
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

	June 30, 2022
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$42,836	$4,637	$(908)	$46,565	46.0%
Municipalities	2,557	337	(80)	2,814	2.7
Mortgage- and asset-backed securities	1,915	96	(59)	1,952	2.1
Public utilities	7,348	795	(143)	8,000	7.9
Electric	5,966	653	(101)	6,518	6.4
Natural Gas	242	35	(8)	269	.3
Other	554	52	(17)	589	.6
Utility/Energy	586	55	(17)	624	.6
Sovereign and Supranational	1,267	174	(14)	1,427	1.4
Banks/financial institutions	9,172	858	(405)	9,625	9.8
Banking	5,422	570	(217)	5,775	5.8
Insurance	1,757	200	(53)	1,904	1.9
Other	1,993	88	(135)	1,946	2.1
Other corporate	27,958	3,454	(832)	30,580	30.1
Basic Industry	2,448	348	(72)	2,724	2.6
Capital Goods	3,172	314	(114)	3,371	3.4
Communications	2,830	425	(47)	3,208	3.0
Consumer Cyclical	2,371	365	(40)	2,696	2.5
Consumer Non-Cyclical	6,224	697	(197)	6,723	6.8
Energy	2,749	446	(49)	3,147	3.0
Other	1,312	132	(59)	1,385	1.4
Technology	3,722	290	(141)	3,871	4.0
Transportation	3,130	437	(113)	3,455	3.4
Total fixed maturity securities	$93,053	$10,351	$(2,441)	$100,963	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$76,506	$82,917	$88,552	$103,034
Equity securities	948	948	950	950
Total publicly issued	77,454	83,865	89,502	103,984
Privately issued securities: (2)
Fixed maturity securities (3)	16,547	18,046	18,817	22,531
Equity securities	201	201	653	653
Total privately issued	16,748	18,247	19,470	23,184
Total investment securities	$94,202	$102,112	$108,972	$127,168
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2022	December 31, 2021
Privately issued reverse-dual currency securities	$4,033	$4,784
Publicly issued collateral structured as reverse-dual currency securities	1,343	1,596
Total reverse-dual currency securities	$5,376	$6,380
Reverse-dual currency securities as a percentage of total investment securities	5.7%	5.9%
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

The following table presents metrics related to Aflac Japan's U.S. dollar-denominated hedge program and the Parent Company's enterprise corporate hedging program, including associated amortized hedge costs/income, for the periods ended June 30. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months		Six Months
	2022	2021	2022	2021
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$4.5	$6.4	$4.5	$6.4
Weighted average remaining tenor (in months) (2)	6.8	6.6	6.8	6.6
Amortized hedge income (cost) for period (in millions)	$(13)	$(13)	$(26)	$(29)
FX Options
FX option notional at the end of period (in billions) (1)	$13.5	$8.0	$13.5	$8.0
Weighted average remaining tenor (in months) (2)	4.9	3.9	4.9	3.9
Amortized hedge income (cost) for period (in millions)	$(17)	$(4)	$(29)	$(7)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$5.0	$5.0	$5.0	$5.0
Weighted average remaining tenor (in months) (2)	13.0	12.6	13.0	12.6
Amortized hedge income (cost) for period (in millions)	$15	$17	$27	$35
FX Options
FX option notional at the end of period (in billions) (1)	$2.0	$2.0	$2.0	$2.0
Weighted average remaining tenor (in months) (2)	7.9	7.2	7.9	7.2
Amortized hedge income (cost) for period (in millions)	$(1)	$(1)	$(2)	$(2)
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

	June 30, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$14,769	$16,977	$17,615	$20,478
Equity securities	40	40	24	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,951	4,931	4,226	4,293
Commercial mortgage and other loans	1,198	1,111	1,217	1,265
Middle market loans (floating rate)	4,520	4,532	4,297	4,352
Other investments	1,808	1,808	1,534	1,534
Total U.S. Dollar Program	27,286	29,399	28,913	31,946
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,137	2,915	2,236	3,328
Total U.S. dollar-denominated investments in Aflac Japan	$29,423	$32,314	$31,149	$35,274
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of June 30, 2022, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

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

As of June 30, 2022, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $8.7 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net cash inflows (outflows)	$(23)	$(6)	$(642)	$102

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $9.8 billion as of June 30, 2022, with hedging instruments comprised of $2.8 billion of yen-denominated debt and $7.0 billion of foreign currency forwards and options, compared with $10.2 billion as of December 31, 2021, with hedging instruments comprised of $3.3 billion of yen-denominated debt and $6.9 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the six-month periods ended June 30, 2022 and 2021, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2022	December 31, 2021	% Change
Aflac Japan	$5,220	$6,233	(16.3)%	(1)
Aflac U.S.	3,238	3,292	(1.6)
Total	$8,458	$9,525	(11.2)%
(1) Aflac Japan’s deferred policy acquisition costs decreased .5% in yen during the six months ended June 30, 2022.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	June 30, 2022	December 31, 2021	% Change
Aflac Japan	$78,946	$93,613	(15.7)%	(1)
Aflac U.S.	12,043	11,916	1.1
Other	247	276	(10.5)
Intercompany eliminations(2)	(618)	(733)	(15.7)
Total	$90,618	$105,072	(13.8)%
(1) Aflac Japan’s policy liabilities increased .2% in yen during the six months ended June 30, 2022.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments in the second quarter of 2022. Aflac Japan recognized an expense of ¥.9 billion for both of the six-month periods ended June 30, 2022 and 2021 for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the six-month periods ended June 30, 2022 and 2021 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes in 2021, unallocated proceeds of which contribute to total cash but are not intended to support holding company liquidity. The Company remains committed to prudent liquidity and capital management. At June 30, 2022, the Company held $5.2 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.

The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2022	2021
Management fees paid by subsidiaries	$67	$64
Dividends declared or paid by subsidiaries	1,653	1,552

The following table details Aflac Japan remittances, which are included in the totals above, for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2022	2021
Aflac Japan management fees paid to Parent Company	$32	$30
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,353	1,402
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥178.4	¥154.5

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of June 30, 2022, the Parent Company and Aflac had four lines of credit with third parties and ten intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2022. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of June 30, 2022, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2021 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.

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
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2022	2021
Operating activities	$1,770	$2,328
Investing activities	83	(839)
Financing activities	(1,644)	(1,141)
Exchange effect on cash and cash equivalents	(87)	(20)
Net change in cash and cash equivalents	$122	$328

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2022, Aflac U.S. borrowed and repaid $279 million under this program. As of June 30, 2022, Aflac U.S. had outstanding borrowings of $603 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $1.6 billion during the six-month period ended June 30, 2022, compared with $1.6 billion during the six-month period ended June 30, 2021.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2022	2021
Treasury stock purchases	$1,150	$1,150
Number of shares purchased:
Share repurchase program	19,192	22,614
Other	351	381
Total shares purchased	19,543	22,995

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2022	2021
Stock issued from treasury:
Cash financing	$10	$13
Noncash financing	33	28
Total stock issued from treasury	$43	$41
Number of shares issued	805	1,157

As of June 30, 2022, a remaining balance of 36.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.40 per share in the second quarter of 2022, compared with $.33 per share in the second quarter of 2021. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2022	2021
Dividends paid in cash	$498	$430
Dividends through issuance of treasury shares	19	16
Total dividends to shareholders	$517	$446

In July 2022, the board of directors declared the third quarter cash dividend of $.40 per share, an increase of 21.2% compared with the same period in 2021. The dividend is payable on September 1, 2022 to shareholders of record at the close of business on August 24, 2022.

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

As of June 30, 2022, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2022, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 78% of its liabilities are reported as of June 30, 2022, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the six months ended June 30, 2022. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2021 Annual Report.

Future Adoption of Accounting Standard for Long-Duration Insurance Contracts

As previously reported, in August 2018, the FASB issued Accounting Standards Update 2018-12, “Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts” (the ASU). The update significantly changes how insurers account for long-duration contracts, amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company.

In the near term, the expected impact on the Company’s key financial ratios is limited. Generally, including the impact of periodic assumption updates for the year ended December 31, 2021, and adjusting for the effects of the COVID-19 pandemic on the Company’s financial results for the year ended December 31, 2021, benefit ratios are expected to be slightly higher for Aflac Japan and slightly lower for Aflac U.S., while expense ratios are expected to be modestly lower due to amortizing deferred acquisition costs at a slower rate. This results in a slightly higher pretax profit margin for Aflac Japan and a modestly higher pretax profit margin for Aflac U.S.

For additional information on the ASU, see the Future Adoption of Accounting Standard for Long-Duration Insurance Contracts section of Item 7. MD&A in the 2021 Annual Report; see also Note 1 of the Notes to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter of 2022, the Company executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the reasonableness of the estimated impact to the Company's accumulated other comprehensive income and retained earnings that is expected upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The Company will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023. Except for the change in controls over the Company's implementation of LDTI, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

Readers should carefully consider the risk factors that may affect the Company's business or operations described under "Risk Factors" in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2022, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,933,400		$61.87	1,933,400	53,895,617
February 1 - February 28	3,183,212		63.58	2,845,206	51,050,411
March 1 - March 31	3,233,866		61.93	3,228,600	47,821,811
April 1 - April 30	2,592,239		62.98	2,589,500	45,232,311
May 1 - May 31	4,284,400		57.22	4,284,400	40,947,911
June 1 - June 30	4,315,931		56.12	4,310,888	36,637,023
Total	19,543,048	(1)	$60.02	19,191,994	36,637,023
(1) During the first six months of 2022, 351,054 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	31.1	-	Certification of CEO dated August 2, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated August 2, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated August 2, 2022, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CDS	Credit Default Swap
CML	Commercial Mortgage Loan
CSA	Credit Support Annex
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Board
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
ISDA	International Swaps and Derivatives Association, Inc.
ISO	Incentive Stock Option
Japan Post Group	Japan Post Holdings, Japan Post Co. and Japan Post Insurance, collectively
Japan Post Holdings	Japan Post Holdings Co., Ltd.
Japan Post Co.	Japan Post Co. Ltd
Japan Post Insurance	Japan Post Insurance Co., Ltd.
JGB	Japan Government Bond
LDTI	Long-Duration Targeted Improvements
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MML	Middle Market Loan
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSO	Non-qualifying Stock Option
NRSRO	Nationally Recognized Statistical Rating Organization
OTC	Over-the-Counter
PD	Probability-of-Default
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
ROE	Return on Equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMR	Solvency Margin Ratio
SOFR	Secured Overnight Financing Rate
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDR	Troubled Debt Restructuring
TRE	Transitional Real Estate Loan
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity

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

Aflac Incorporated

August 2, 2022	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

August 2, 2022	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer