Form 10-Q
period 2022-09-30
AFLAC INC
filed 2022-11-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 621,788,560 shares of the issuer's common stock were outstanding as of October 24, 2022.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2022 and 2021 Nine Months Ended September 30, 2022 and 2021	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2022 and 2021 Nine Months Ended September 30, 2022 and 2021	2

		Consolidated Balance Sheets September 30, 2022, and December 31, 2021	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2022 and 2021 Three Months Ended June 30, 2022 and 2021 Three Months Ended September 30, 2022 and 2021	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2022 and 2021	8

		Notes to the Consolidated Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	74

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	107

	Item 4.	Controls and Procedures	107

PART II.		OTHER INFORMATION:

	Item 1A.	Risk Factors	108

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	108

	Item 6.	Exhibits	109

Glossary of Selected Terms			111
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2022	2021	2022	2021
Revenues:
Net earned premiums, principally supplemental health insurance	$3,651	$4,372	$11,679	$13,406
Net investment income	920	991	2,760	2,908
Net investment gains (losses)	199	(171)	885	224
Other income (loss)	50	45	168	132
Total revenues	4,820	5,237	15,492	16,670
Benefits and expenses:
Benefits and claims, net	2,340	2,609	7,125	7,996
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	268	278	858	869
Insurance commissions	267	311	846	952
Insurance and other expenses (1)	783	869	2,412	2,582
Interest expense	59	57	171	181
Total acquisition and operating expenses	1,377	1,515	4,287	4,584
Total benefits and expenses	3,717	4,124	11,412	12,580
Earnings before income taxes	1,103	1,113	4,080	4,090
Income taxes	(493)	225	64	804
Net earnings	$1,596	$888	$4,016	$3,286
Net earnings per share:
Basic	$2.54	$1.33	$6.28	$4.84
Diluted	2.53	1.32	6.25	4.82
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	629,350	668,762	639,862	678,509
Diluted	631,946	671,925	642,597	681,521
Cash dividends per share	$.40	$.33	$1.20	$.99
(1) Includes expense of $48 in the nine-month period ended September 30, 2021 for the early extinguishment of debt.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2022	2021	2022	2021
Net earnings	$1,596	$888	$4,016	$3,286
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(447)	(93)	(1,693)	(646)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(2,220)	(316)	(10,473)	(800)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(58)	(13)	(252)	2
Unrealized gains (losses) on derivatives during period	1	2	2	3
Pension liability adjustment during period	2	1	10	7
Total other comprehensive income (loss) before income taxes	(2,722)	(419)	(12,406)	(1,434)
Income tax expense (benefit) related to items of other comprehensive income (loss)	241	(62)	(1,502)	(162)
Other comprehensive income (loss), net of income taxes	(2,963)	(357)	(10,904)	(1,272)
Total comprehensive income (loss)	$(1,367)	$531	$(6,888)	$2,014
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2022 and 2021, amortized cost $68,127 in 2022 and $82,105 in 2021)	$70,026	$94,206
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $2,908 in 2022 and $3,264 in 2021)	3,617	4,490
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $6 in 2022 and $8 in 2021 (fair value $20,085 in 2022 and $26,869 in 2021)	17,466	22,000
Equity securities, at fair value	1,064	1,603
Commercial mortgage and other loans, net of allowance for credit losses of $182 in 2022 and $174 in 2021 (includes $10,775 in 2022 and $9,740 in 2021 of consolidated variable interest entities)	13,459	11,786
Other investments (includes $1,815 in 2022 and $1,535 in 2021 of consolidated variable interest entities)	4,186	3,842
Cash and cash equivalents	4,710	5,051
Total investments and cash	114,528	142,978
Receivables	655	693
Accrued investment income	684	737
Deferred policy acquisition costs	8,155	9,525
Property and equipment, at cost less accumulated depreciation	488	538
Other	3,590	3,071
Total assets	$128,100	$157,542
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$74,629	$90,588
Unpaid policy claims	4,516	4,836
Unearned premiums	1,763	2,576
Other policyholders’ funds	5,632	7,072
Total policy liabilities	86,540	105,072
Income taxes	1,888	4,339
Payables for return of cash collateral on loaned securities	2,721	2,162
Notes payable and lease obligations	7,518	7,956
Other	5,281	4,760
Total liabilities	103,948	124,289
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2022 and 2021; issued 1,353,969 shares in 2022 and 1,352,739 shares in 2021	135	135
Additional paid-in capital	2,615	2,529
Retained earnings	44,892	41,381
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,455)	(2,013)
Unrealized gains (losses) on fixed maturity securities	1,131	9,602
Unrealized gains (losses) on derivatives	(29)	(30)
Pension liability adjustment	(158)	(166)
Treasury stock, at average cost	(19,979)	(18,185)
Total shareholders’ equity	24,152	33,253
Total liabilities and shareholders’ equity	$128,100	$157,542
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$41,381	$7,393	$(18,185)	$33,253
Net earnings	0	0	1,032	0	0	1,032
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(469)	0	(469)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,815)	0	(3,815)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	6	0	0	0	6
Share-based compensation	0	13	0	0	0	13
Purchases of treasury stock	0	0	0	0	(523)	(523)
Treasury stock reissued	0	12	0	0	14	26
Balance at March 31, 2022	$135	$2,560	$42,413	$3,113	$(18,694)	$29,527
Net earnings	0	0	1,388	0	0	1,388
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(807)	0	(807)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,857)	0	(2,857)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.40 per share)	0	0	(254)	0	0	(254)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	19	0	0	0	19
Purchases of treasury stock	0	0	0	0	(650)	(650)
Treasury stock reissued	0	9	0	0	8	17
Balance at June 30, 2022	$135	$2,589	$43,547	$(548)	$(19,336)	$26,387
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2022	$135	$2,589	$43,547	$(548)	$(19,336)	$26,387
Net earnings	0	0	1,596	0	0	1,596
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(1,166)	0	(1,166)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,799)	0	(1,799)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Pension liability adjustment during period, net of income taxes	0	0	0	2	0	2
Dividends to shareholders (1) ($.40 per share)	0	0	(251)	0	0	(251)
Exercise of stock options	0	3	0	0	0	3
Share-based compensation	0	14	0	0	0	14
Purchases of treasury stock	0	0	0	0	(651)	(651)
Treasury stock reissued	0	9	0	0	8	17
Balance at September 30, 2022	$135	$2,615	$44,892	$(3,511)	$(19,979)	$24,152
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2022	2021
Cash flows from operating activities:
Net earnings	$4,016	$3,286
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(17)	22
Capitalization of deferred policy acquisition costs	(770)	(778)
Amortization of deferred policy acquisition costs	858	869
Increase in policy liabilities	752	770
Change in income tax liabilities	(536)	325
Net investment (gains) losses	(885)	(224)
Other, net	(572)	(89)
Net cash provided (used) by operating activities	2,846	4,181
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,997	2,719
Equity securities	518	210
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	1,849	2,625
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,961)	(4,187)
Equity securities	(414)	(458)
Commercial mortgage and other loans	(3,552)	(3,434)
Other investments, net	(54)	(929)
Settlement of derivatives, net	(159)	171
Cash received (pledged or returned) as collateral, net	769	2,123
Other, net	158	(13)
Net cash provided (used) by investing activities	(847)	(1,171)
Cash flows from financing activities:
Purchases of treasury stock	(1,801)	(1,676)
Proceeds from borrowings	1,277	1,153
Principal payments under debt obligations	(966)	(700)
Dividends paid to shareholders	(740)	(647)
Change in investment-type contracts, net	(61)	(25)
Treasury stock reissued	15	13
Other, net	20	(15)
Net cash provided (used) by financing activities	(2,256)	(1,897)
Effect of exchange rate changes on cash and cash equivalents	(84)	(46)
Net change in cash and cash equivalents	(341)	1,067
Cash and cash equivalents, beginning of period	5,051	5,141
Cash and cash equivalents, end of period	$4,710	$6,208
Supplemental disclosures of cash flow information:
Income taxes paid	$600	$478
Interest paid	153	146
Noncash interest	17	36
Noncash financing activities:
Lease obligations	72	36
Treasury stock issued for:
Associate stock bonus	11	16
Shareholder dividend reinvestment	28	23
Share-based compensation grants	6	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Aflac Benefits Solutions, Inc. (ABS), formerly known as Argus Dental & Vision, Inc., and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 72% and 69% of the Company's total revenues in the nine-month periods ended September 30, 2022 and 2021, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 79% at September 30, 2022, compared with 82% at December 31, 2021.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2022 and December 31, 2021, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2022 and 2021, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2022 and 2021. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

Market Conditions: The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer term impacts of the pandemic. For example, economic conditions have acted as headwinds to sales in the first nine months of 2022, particularly in Japan and most notably in the first quarter with a gradually decreasing impact in the second and third quarters, pressuring net earned premiums. Further, in the U.S., supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. Central bank and government efforts to control inflation, as well the impacts of the Russia-Ukraine conflict, including volatility in energy prices and additional disruptions in the global supply chain, have led to slower economic growth in Japan and the U.S. Additionally, continued widening of the differential between U.S. and Japan interest rates has contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

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

As part of working toward implementation of the updated standard, the Company has made key accounting policy decisions, including processes to identify insurance policy groupings (cohorts) for LFPB measurement and DAC amortization purposes, applicable discount rates, development of liability cash flow and claim expense assumptions, and DAC amortization methodology.

The Company will not early adopt the updated standard and has selected the modified retrospective transition method, which requires the amended guidance be applied as of the beginning of the earliest period presented beginning on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date the Company calculates the ratio of expected benefits less existing carrying values to gross premiums (net premium ratio) using updated assumptions and the discount rate immediately before the Transition Date. For any cohorts that have a net premium ratio greater than 100% on the Transition Date, the net premium ratio is capped at 100%. The Company uses the net premium ratio calculated on the Transition Date (and capped at 100% if required) to calculate the LFPB using two different discount rates: i) the discount rate used immediately before the Transition Date, and ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their net premium ratio capped at 100% on the Transition Date, any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date is recorded as an adjustment (decrease) to opening retained earnings. For all cohorts on the Transition Date, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date) is recorded in accumulated other comprehensive income (AOCI) net of tax at transition.

When the Company adopts the updated standard beginning January 1, 2023, opening equity will be adjusted for the Transition Date impacts to AOCI and retained earnings and prior periods presented (years 2021 and 2022) will be restated following the updated standard. Based on the modified retrospective transition method, the Transition Date impact from adoption will result in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings of approximately $0.3 billion.

The Company has designed its discount rate methodology for both the U.S. and Japan insurance business. The methodology incorporates constructing a discount rate curve separately for discounting cash flows used to calculate the U.S. and Japan LFPB, with each curve intended to be reflective of the currency, tenor and characteristics of the insurance liabilities. Discount rates comprising each curve will be determined by reference to upper-medium grade (low credit risk) fixed-income instrument yields that reflect the duration characteristics of the corresponding insurance liabilities. The Company uses for these yields single-A rated fixed income instruments with credit ratings based on international rating standards. Where only local ratings are available, the Company selects the fixed-income instruments with local ratings that are equivalent to a single-A rating based on international rating standards. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques. Discount rates are updated each reporting period.

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

In addition to the policy elections related to cohorts and LFPB discount rates directly impacting Transition Date AOCI, the Company has also made the following accounting policy elections relevant to the post-Transition Date accounting:

•All payments under an insurance contract including future expected claims and already incurred claims (i.e., claim liabilities) and related expenses will be measured together as an integrated reserve. This will result in the following presentation changes in the consolidated balance sheet: (i) unpaid policy claims on long-duration insurance contracts and accrued claim adjustment expenses presented separately pre-adoption will be presented as part of LFPB; and (ii) liabilities for fixed annuity benefits will be excluded from the integrated reserve, as they are outside the scope of the amended standard, and will be presented in other policyholders' funds.

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

•For DAC amortization, the Company has elected to group insurance policies into cohorts that are consistent with the groupings used in estimating the associated LFPB. DAC will be amortized on a constant-level basis for the grouped contracts over the expected remaining term of the related contracts. For both life and health products issued by Aflac Japan, the constant-level basis used will be units in force, which is a proxy for face amount and insurance in force, respectively. For life products issued by Aflac U.S., the constant level basis used will be face amount of policies in force; for health products issued by Aflac U.S., the constant level basis used will be the number of policies in force.

•The Company has made an entity-wide election to use locked-in claim expense assumptions determined for each issue-year cohort as a percentage of paid claims; these assumptions would remain unchanged over the term of the insurance policy. Under the amended guidance, certain insurance commissions and expenses must be excluded from the expense assumption, which will result in an increase in the deferred profit liability on limited-payment products compared to current guidance. In conjunction with the adoption of the updated standard effective January 1, 2023, the Company will change its practice of recording the change in the deferred profit liability on products with limited-payment features from the benefits and claims, net line item to the net earned premiums line item in the consolidated statement of earnings. This reclassification will have no impact on net earnings. The change in presentation will be made for all comparative periods presented.

The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company continues to advance the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has also put in place internal controls related to the new processes created as part of implementing the updated standard and will continue to refine and maturate these internal controls until the formal implementation in the first quarter of 2023.

The Company continues testing its reporting and disclosure capabilities under the new ASU for post-Transition Date accounting periods.

The Company currently has no products with market risk benefits.

Impacts on Previously Reported Results

Impacts from the adoption of ASU 2018-12 to the Company's previously reported results are expected to be as follows:

Consolidated Statement of Earnings
Year Ended December 31, 2021

(In millions)	As Previously Reported	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$17,647	$(552)	$17,095
Net investment income	3,818	0	3,818
Net investment gains (losses)	468	0	468
Other income (loss)	173	0	173
Total revenues	22,106	(552)	21,554
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement (1)(2)	10,576	47	10,623
Reserve remeasurement (gains) losses (3)	0	(147)	(147)
Total benefits and claims, net	10,576	(100)	10,476
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs (4)	1,170	(335)	835
Insurance commissions	1,256	0	1,256
Insurance and other expenses (5)	3,544	(3)	3,541
Interest expense	238	0	238
Total acquisition and operating expenses	6,208	(338)	5,870
Total benefits and expenses	16,784	(438)	16,346
Earnings before income taxes	5,322	(114)	5,208
Income taxes (6)	997	(20)	977
Net earnings	$4,325	$(94)	$4,231
(1) Adjustment reflects a $489 increase in the deferred profit liability on limited-payment products under the updated standard combined with the reclassification of a $63 increase in deferred profit liability previously reported in benefits and claims and reclassified to net earned premiums in conjunction with adoption of the updated standard.
(2) Adjustment reflects 2021 activity for the effect of calculating benefits using revised net premium ratios and best estimate future cash flow projections, excluding reserve remeasurement impacts.
(3) Adjustment reflects the reserve remeasurement on the liability for future policy benefits due to applying revised net premium ratios based on updated historical actuals and revised assumptions to past periods each quarter under the updated standard.
(4) Adjustment reflects a decrease in DAC amortization due to DAC assets being amortized over the expected life of a contract and no interest accretion recorded under the updated standard.
(5) Adjustment reflects 2021 activity for the change in accrued claim adjustment expenses that are included in benefits and claims as a component of the integrated reserve under the updated standard.
(6) Adjustment reflects a decrease in income tax expense associated with the decrease in pretax earnings.

Consolidated Balance Sheet
December 31, 2021

(In millions)	As Previously Reported	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value	$94,206	$0	$94,206
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value	4,490	0	4,490
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses	22,000	0	22,000
Equity securities, at fair value	1,603	0	1,603
Commercial mortgage and other loans, net of allowance for credit losses	11,786	0	11,786
Other investments	3,842	0	3,842
Cash and cash equivalents	5,051	0	5,051
Total investments and cash	142,978	0	142,978
Receivables (1)	693	10	703
Accrued investment income	737	0	737
Deferred policy acquisition costs (2)	9,525	323	9,848
Property and equipment	538	0	538
Other (3)	3,071	275	3,346
Total assets	$157,542	$608	$158,150
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits (1),(4),(5),(6)	$90,588	$25,376	$115,964
Unpaid policy claims (4),(7)	4,836	(4,685)	151
Unearned premiums	2,576	0	2,576
Other policyholders’ funds (7)	7,072	568	7,640
Total policy liabilities	105,072	21,259	126,331
Income taxes (8)	4,339	(4,309)	30
Payables for return of cash collateral on loaned securities	2,162	0	2,162
Notes payable and lease obligations	7,956	0	7,956
Other (5)	4,760	(120)	4,640
Total liabilities	124,289	16,830	141,119
Commitments and contingent liabilities
Shareholders’ equity:
Common stock	135	0	135
Additional paid-in capital	2,529	0	2,529
Retained earnings (9)	41,381	(418)	40,963
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) (10)	(2,013)	28	(1,985)
Unrealized gains (losses) on fixed maturity securities	9,602	0	9,602
Unrealized gains (losses) on derivatives	(30)	0	(30)
Effect of changes in discount rate assumptions (11)	0	(15,832)	(15,832)
Pension liability adjustment	(166)	0	(166)
Treasury stock	(18,185)	0	(18,185)
Total shareholders’ equity	33,253	(16,222)	17,031
Total liabilities and shareholders’ equity	$157,542	$608	$158,150
(1) Adjustment for the reclassification of ceded reserves from future policy benefits to receivables in conjunction with adoption of the updated standard.
(2) Adjustment reflects an increase in DAC assets as a result of DAC being amortized over the expected life of a contract and no interest accretion recorded under the updated standard.
(3) Adjustment reflects the discounting of reinsurance recoverables for retrocession activities under the updated standard.
(4) Adjustment for the reclassification of unpaid policy claims for long-duration contracts to future policy benefits as a component of the integrated reserve.
(5) Adjustment for the reclassification of accrued claim adjustment expenses from other liabilities to future policy benefits as a component of the integrated reserve.
(6) Adjustment reflects the impacts of adoption and 2021 activity under the updated standard, including a $490 increase in the deferred profit liability on limited-payment products under the updated standard as discussed above.
(7) Adjustment for the reclassification of the claims liability for certain fixed annuity benefits from unpaid policy claims to other policyholders' funds.
(8) Adjustment reflects the tax effects from adoption and 2021 activity under the updated standard.
(9) Adjustment reflects the impacts from adoption of ($324) as a result of capping the net premium ratio at 100% for cohorts that are in a loss position at transition, and the decrease in current year net earnings of $(94) under the updated standard.
(10) Adjustment reflects foreign currency translation related to the updated standard, as applicable.
(11) Adjustment reflects the impacts from adoption of ($18,570) and 2021 activity of $2,738 due to changes in the discount rate assumptions under the updated standard.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenues:
Aflac Japan:
Net earned premiums	$2,241	$2,934	$7,384	$9,045
Adjusted net investment income (1),(2)	663	763	2,066	2,260
Other income	9	10	26	32
Total adjusted revenue Aflac Japan	2,913	3,707	9,476	11,337
Aflac U.S.:
Net earned premiums	1,375	1,393	4,182	4,223
Adjusted net investment income (3)	185	191	563	557
Other income	38	32	120	90
Total adjusted revenue Aflac U.S.	1,598	1,616	4,865	4,870
Corporate and other (4),(5)	73	72	189	205
Total adjusted revenues	4,584	5,395	14,530	16,412
Net investment gains (losses) (1),(2),(3),(4)	236	(158)	962	258
Total revenues	$4,820	$5,237	$15,492	$16,670
(1) Amortized hedge costs of $28 and $20 for the three-month periods and $84 and $55 for the nine-month periods ended September 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(25) and $(7) for the three-month periods and $(37) and $(24) for the nine-month periods ended September 30, 2022, and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(1) and $1 for the three-month periods and $1 and $1 for the nine-month periods ended September 30, 2022, and 2021, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $19 and $13 for the three-month periods and $44 and $45 for the nine-month periods ended September 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $19 and $5 for the three-month periods and $61 and $35 for the nine-month periods ended September 30, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $19 and $10 for the three-month periods and $63 and $35 for the nine-month periods ended September 30, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Pretax earnings:
Aflac Japan (1),(2)	$630	$976	$2,351	$2,867
Aflac U.S. (3)	309	358	984	1,217
Corporate and other (4),(5),(6)	(59)	(41)	(179)	(144)
Pretax adjusted earnings (7)	880	1,293	3,156	3,940
Net investment gains (losses) (1),(2),(3),(4),(5)	222	(172)	923	216
Other income (loss)	1	(8)	1	(66)
Total earnings before income taxes	$1,103	$1,113	$4,080	$4,090
Income taxes applicable to pretax adjusted earnings	$156	$262	$565	$771
Effect of foreign currency translation on after-tax adjusted earnings	(53)	(14)	(147)	(8)
(1) Amortized hedge costs of $28 and $20 for the three-month periods and $84 and $55 for the nine-month periods ended September 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(25) and $(7) for the three-month periods and $(37) and $(24) for the nine-month periods ended September 30, 2022, and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(1) and $1 for the three-month periods and $1 and $1 for the nine-month periods ended September 30, 2022, and 2021, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $19 and $13 for the three-month periods and $44 and $45 for the nine-month periods ended September 30, 2022, and 2021, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $13 and $14 for the three-month periods and $38 and $41 for the nine-month periods ended September 30, 2022, and 2021, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $19 and $5 for the three-month periods and $61 and $35 for the nine-month periods ended September 30, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $19 and $10 for the three-month periods and $63 and $35 for the nine-month periods ended September 30, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $45 and $40 for the three-month periods and $127 and $130 for the nine-month periods ended September 30, 2022, and 2021, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	September 30, 2022	December 31, 2021
Assets:
Aflac Japan	$101,311	$128,536
Aflac U.S.	20,212	23,106
Corporate and other	6,577	5,900
Total assets	$128,100	$157,542

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,342	$0	$1,558	$1,158	$23,742
Municipalities	947	0	164	40	1,071
Mortgage- and asset-backed securities	231	0	9	8	232
Public utilities	3,605	0	303	87	3,821
Sovereign and supranational	603	0	34	1	636
Banks/financial institutions	5,813	0	365	399	5,779
Other corporate	5,712	0	696	264	6,144
Total yen-denominated	40,253	0	3,129	1,957	41,425
U.S. dollar-denominated:
U.S. government and agencies	176	0	0	8	168
Municipalities	1,252	0	58	105	1,205
Mortgage- and asset-backed securities	1,732	0	119	74	1,777
Public utilities	3,398	0	312	181	3,529
Sovereign and supranational	194	0	45	13	226
Banks/financial institutions	3,002	0	347	97	3,252
Other corporate	21,028	0	2,152	1,119	22,061
Total U.S. dollar-denominated	30,782	0	3,033	1,597	32,218
Total securities available for sale	$71,035	$0	$6,162	$3,554	$73,643

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,335	$0	$3,343	$61	$33,617
Municipalities	1,192	0	322	5	1,509
Mortgage- and asset-backed securities	300	0	19	1	318
Public utilities	4,462	0	906	2	5,366
Sovereign and supranational	760	0	82	0	842
Banks/financial institutions	6,963	0	787	72	7,678
Other corporate	7,148	0	1,535	26	8,657
Total yen-denominated	51,160	0	6,994	167	57,987
U.S. dollar-denominated:
U.S. government and agencies	196	0	8	1	203
Municipalities	1,340	0	189	2	1,527
Mortgage- and asset-backed securities	897	0	33	2	928
Public utilities	3,781	0	909	5	4,685
Sovereign and supranational	222	0	57	6	273
Banks/financial institutions	3,169	0	747	3	3,913
Other corporate	24,604	0	4,629	53	29,180
Total U.S. dollar-denominated	34,209	0	6,572	72	40,709
Total securities available for sale	$85,369	$0	$13,566	$239	$98,696

	September 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,745	$3	$16,742	$2,483	$0	$19,225
Municipalities	264	0	264	57	0	321
Public utilities	34	0	34	7	0	41
Sovereign and supranational	412	3	409	68	0	477
Other corporate	17	0	17	4	0	21
Total yen-denominated	17,472	6	17,466	2,619	0	20,085
Total securities held to maturity	$17,472	$6	$17,466	$2,619	$0	$20,085

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,089	$3	$21,086	$4,613	$0	$25,699
Municipalities	335	0	335	101	0	436
Public utilities	44	1	43	12	0	55
Sovereign and supranational	518	4	514	136	0	650
Other corporate	22	0	22	7	0	29
Total yen-denominated	22,008	8	22,000	4,869	0	26,869
Total securities held to maturity	$22,008	$8	$22,000	$4,869	$0	$26,869

(In millions)	September 30, 2022	December 31, 2021
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$592	$744
U.S. dollar-denominated	427	817
Other currencies	45	42
Total equity securities	$1,064	$1,603

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2022 and 2021, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2022, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,285	$1,455
Due after one year through five years	7,261	7,815
Due after five years through 10 years	13,081	14,297
Due after 10 years	47,445	48,067
Mortgage- and asset-backed securities	1,963	2,009
Total fixed maturity securities available for sale	$71,035	$73,643
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	37	39
Due after five years through 10 years	9,285	10,498
Due after 10 years	8,144	9,548
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$17,466	$20,085
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2022			December 31, 2021
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$39,106	$41,927	A+	$50,186	$57,862
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$8	$24	$93	$40
Gross losses from sales	(4)	(36)	(30)	(39)
Foreign currency gains (losses)	54	(2)	187	(21)
Other investments:
Gross gains from sales	1	0	10	0
Total sales and redemptions	59	(14)	260	(20)
Equity securities	(22)	(119)	(313)	(17)
Credit losses:
Fixed maturity securities available for sale	0	27	0	38
Fixed maturity securities held to maturity	0	0	0	1
Commercial mortgage and other loans	(12)	(29)	(8)	15
Impairment losses	(4)	0	(21)	(20)
Loan commitments	5	3	7	3
Reinsurance recoverables and other	0	0	2	(2)
Total credit losses	(11)	1	(20)	35
Derivatives and other:
Derivative gains (losses)	(491)	(174)	(1,515)	(557)
Foreign currency gains (losses)	664	135	2,473	783
Total derivatives and other	173	(39)	958	226
Total net investment gains (losses)	$199	$(171)	$885	$224

The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2022, that relate to equity securities still held at the September 30, 2022 reporting date, were $21 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2022, that relate to equity securities still held at the September 30, 2022 reporting date, were $313 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2022	December 31, 2021
Unrealized gains (losses) on securities available for sale	$2,608	$13,330
Deferred income taxes	(1,477)	(3,728)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$1,131	$9,602

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$51	$8	$0	$5	$51	$3
Japan government and agencies:
Yen-denominated	8,091	1,158	4,300	482	3,791	676
Municipalities:
U.S. dollar-denominated	708	105	675	95	33	10
Yen-denominated	278	40	166	18	112	22
Mortgage- and asset- backed securities:
U.S. dollar-denominated	839	74	723	63	116	11
Yen-denominated	69	8	46	4	23	4
Public utilities:
U.S. dollar-denominated	1,544	181	1,486	171	58	10
Yen-denominated	1,041	87	929	79	112	8
Sovereign and supranational:
U.S. dollar-denominated	29	13	0	0	29	13
Yen-denominated	68	1	34	1	34	0
Banks/financial institutions:
U.S. dollar-denominated	968	97	760	69	208	28
Yen-denominated	3,485	399	2,625	281	860	118
Other corporate:
U.S. dollar-denominated	8,276	1,119	7,463	905	813	214
Yen-denominated	1,696	264	1,435	208	261	56
Total	$27,143	$3,554	$20,642	$2,381	$6,501	$1,173

	December 31, 2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$1	$0	$1	$1	$0
Japan government and agencies:
Yen-denominated	2,868	61	445	3	2,423	58
Municipalities:
U.S. dollar-denominated	82	2	79	2	3	0
Yen-denominated	187	5	53	0	134	5
Mortgage- and asset- backed securities:
U.S. dollar-denominated	278	2	278	2	0	0
Yen-denominated	33	1	0	0	33	1
Public utilities:
U.S. dollar-denominated	130	5	70	2	60	3
Yen-denominated	26	2	0	0	26	2
Sovereign and supranational:
U.S. dollar-denominated	37	6	6	1	31	5
Banks/financial institutions:
U.S. dollar-denominated	292	3	274	3	18	0
Yen-denominated	2,074	72	1,011	16	1,063	56
Other corporate:
U.S. dollar-denominated	1,365	53	458	8	907	45
Yen-denominated	541	26	274	4	267	22
Total	$7,914	$239	$2,948	$42	$4,966	$197

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

(In millions)	September 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,121	15.5%	$2,001	16.7%
Retail	485	3.6	267	2.2
Apartments/Multi-Family	2,730	20.0	1,893	15.8
Industrial	154	1.1	94	.8
Hospitality	835	6.1	876	7.3
Other	177	1.3	228	1.9
Total transitional real estate loans	6,502	47.6	5,359	44.7
Commercial mortgage loans:
Office	390	2.9	398	3.3
Retail	312	2.3	332	2.8
Apartments/Multi-Family	634	4.6	649	5.4
Industrial	691	5.1	525	4.4
Total commercial mortgage loans	2,027	14.9	1,904	15.9
Middle market loans	5,112	37.5	4,697	39.4
Total commercial mortgage and other loans	$13,641	100.0%	$11,960	100.0%
Allowance for credit losses	(182)		(174)
Total net commercial mortgage and other loans	$13,459		$11,786
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (19%), Texas (13%) and Florida (10%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of September 30, 2022, the Company had $982 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $14 million and $11 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of September 30, 2022, and December 31, 2021, respectively.

As of September 30, 2022, the Company had commitments of approximately $442 million to fund future MMLs. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of September 30, 2022, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of September 30, 2022 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$534	$585	$137	$192	$102	$0	$1,550
60%-69.99%	580	796	56	504	437	50	2,423
70%-79.99%	780	928	107	380	159	1	2,355
80% or greater	15	159	0	0	0	0	174
Total	$1,909	$2,468	$300	$1,076	$698	$51	$6,502

Commercial Mortgage Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$211	$322	$46	$513	$152	$542	$1,786	2.23
60%-69.99%	0	15	0	46	0	115	176	2.08
70%-79.99%	0	0	0	40	0	25	65	1.18
80% or greater	0	0	0	0	0	0	0	0.00
Total	$211	$337	$46	$599	$152	$682	$2,027	2.18
Weighted Average DSCR	0.00	2.74	1.92	2.56	2.06	2.30

Middle Market Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$30	$153	$85	$37	$19	$0	$114	$438
BB	258	456	327	210	80	46	309	1,686
B	283	716	396	497	243	220	350	2,705
CCC	0	0	21	71	70	56	50	268
CC	0	0	0	0	14	0	1	15
C and lower	0	0	0	0	0	0	0	0
Total	$571	$1,325	$829	$815	$426	$322	$824	$5,112

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $16.6 billion amortized cost as of September 30, 2022 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the nine-month period ended September 30, 2022. As of September 30, 2022, these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the nine-month periods ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company had an immaterial amount of loans and fixed maturity securities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended September 30, 2022:
Balance at June 30, 2022	$(53)	$(8)	$(109)	$(7)	$0	$(8)
(Addition to) release of allowance for credit losses	(2)	(2)	(6)	0	0	0
Write-offs, net of recoveries	0	0	(2)	0	0	0
Change in foreign exchange	0	0	0	1	0	0
Balance at September 30, 2022	$(55)	$(10)	$(117)	$(6)	$0	$(8)
Three Months Ended September 30, 2021:
Balance at June 30, 2021	$(41)	$(22)	$(76)	$(8)	$(26)	$(13)
(Addition to) release of allowance for credit losses	(18)	5	(13)	(1)	0	0
Write-offs, net of recoveries	0	0	0	0	26	0
Balance at September 30, 2021	$(59)	$(17)	$(89)	$(9)	$0	$(13)
Nine Months Ended September 30, 2022:
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(Addition to) release of allowance for credit losses	13	0	(24)	0	0	2
Write-offs, net of recoveries	0	0	3	0	0	0
Change in foreign exchange	0	0	0	2	0	3
Balance at September 30, 2022	$(55)	$(10)	$(117)	$(6)	$0	$(8)
Nine Months Ended September 30, 2021:
Balance at December 31, 2020	$(63)	$(32)	$(85)	$(10)	$(38)	$(12)
(Addition to) release of allowance for credit losses	4	15	(4)	1	26	(1)
Write-offs, net of recoveries	0	0	0	0	12	0
Balance at September 30, 2021	$(59)	$(17)	$(89)	$(9)	$0	$(13)

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of September 30, 2022 was $26 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2022	December 31, 2021
Other investments:
Policy loans	$195	$236
Short-term investments (1)	1,816	1,726
Limited partnerships	2,145	1,858
Other	30	22
Total other investments	$4,186	$3,842
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

As of September 30, 2022, the Company had $2.1 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	September 30, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$2,908	$3,617	$3,264	$4,490
Commercial mortgage and other loans	10,775	10,716	9,740	9,910
Other investments (2)	1,815	1,815	1,535	1,535
Other assets (3)	65	65	78	78
Total assets of consolidated VIEs	$15,563	$16,213	$14,617	$16,013
Liabilities:
Other liabilities (3)	$463	$463	$414	$414
Total liabilities of consolidated VIEs	$463	$463	$414	$414
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
Investments in Variable Interest Entities Not Consolidated

	September 30, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,809	$4,131	$4,779	$5,864
Other investments (1)	330	330	323	323
Total investments in VIEs not consolidated	$4,139	$4,461	$5,102	$6,187
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
	September 30, 2022			December 31, 2021
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,874	$1,874	$0	$920	$920
Public utilities	23	0	23	40	0	40
Sovereign and supranational	0	0	0	2	0	2
Banks/financial institutions	96	0	96	88	0	88
Other corporate	727	0	727	1,112	0	1,112
Equity securities	1	0	1	0	0	0
Total borrowings	$847	$1,874	$2,721	$1,242	$920	$2,162
Gross amount of recognized liabilities for securities lending transactions			$2,721			$2,162
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $7.0 billion and $6.8 billion at September 30, 2022 and December 31, 2021, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2022, and December 31, 2021, respectively.

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

	September 30, 2022			December 31, 2021
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$2
Total cash flow hedges	18	0	4	18	0	2
Fair value hedges:
Foreign currency forwards	0	0	0	62	0	5
Foreign currency options	7,749	5	0	8,829	5	0
Total fair value hedges	7,749	5	0	8,891	5	5
Net investment hedge:
Foreign currency forwards	4,993	833	0	4,996	341	0
Foreign currency options	1,669	0	0	1,949	0	0
Total net investment hedge	6,662	833	0	6,945	341	0
Non-qualifying strategies:
Foreign currency swaps	1,900	81	0	2,250	59	13
Foreign currency swaps - VIE	3,420	65	458	3,151	78	412
Foreign currency forwards	5,843	162	1,035	15,953	450	1,133
Foreign currency options	5,711	0	0	2,746	3	0
Interest rate swaps	11,130	0	590	3,500	0	54
Forward bond purchase commitment - VIE	14	0	1	0	0	0
Total non-qualifying strategies	28,018	308	2,084	27,600	590	1,612
Total derivatives	$42,447	$1,146	$2,088	$43,454	$936	$1,619

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended September 30, 2022:
Foreign currency options	Fixed maturity securities	$(15)	$(15)	$0	$0	$0
Total gains (losses)		$(15)	$(15)	$0	$0	$0
Nine Months Ended September 30, 2022:
Foreign currency options	Fixed maturity securities	$(41)	$(41)	$0	$0	$0
Total gains (losses)		$(41)	$(41)	$0	$0	$0
Three Months Ended September 30, 2021:
Foreign currency forwards	Fixed maturity securities	$(1)	$0	$(1)	$1	$0
Foreign currency options	Fixed maturity securities	$(5)	$(5)	$0	$0	$0
Total gains (losses)		$(6)	$(5)	$(1)	$1	$0
Nine Months Ended September 30, 2021:
Foreign currency forwards	Fixed maturity securities	$(5)	$0	$(5)	$5	$0
Foreign currency options	Fixed maturity securities	(16)	(15)	(1)	4	3
Total gains (losses)		$(21)	$(15)	$(6)	$9	$3
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month and nine-month periods ended September 30, 2022 and 2021, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Fixed maturity securities	$2,166	$3,038	$193	$205
(1) The balance includes hedging adjustment on discontinued hedging relationships of $193 in 2022 and $205 in 2021.

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2022 and 2021, respectively.
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

As of September 30, 2022, the Parent Company had $1.9 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2022				2021
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$(1)		$1
Total cash flow hedges	0	(1)	(3)	1	0	(1)	(3)	1
Fair value hedges:
Foreign currency options (3)		(15)				(5)
Interest rate swaptions (3)	0	0		0	(1)	(1)		1
Total fair value hedges	0	(15)		0	(1)	(6)		1
Net investment hedge:
Non-derivative hedging instruments		0		181		0		41
Foreign currency forwards		28		236		(42)		55
Foreign currency options		(1)		0		(1)		0
Total net investment hedge		27		417		(43)		96
Non-qualifying strategies:
Foreign currency swaps		27				6
Foreign currency swaps - VIE		(19)				(36)
Foreign currency forwards		(252)				(84)
Interest rate swaps		(257)				(9)
Forward bond purchase commitment - VIE		(1)				(1)
Total non- qualifying strategies		(502)				(124)
Total	$0	$(491)		$418	$(1)	$(174)		$98
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2022, and $1 of losses during the three-month period ended September 30, 2021. In addition, an immaterial amount of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2022, and $1 of losses during the three-month period ended September 30, 2021, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

	Nine Months Ended September 30,
	2022				2021
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(3)		$2	$0	$(3)		$2
Total cash flow hedges	0	(3)	(3)	2	0	(3)	(3)	2
Fair value hedges:
Foreign currency options(3)		(41)				(12)
Interest rate swaptions(3)	0	0		0	(1)	(1)		1
Total fair value hedges	0	(41)		0	(1)	(13)		1
Net investment hedge:
Non-derivative hedging instruments		0		705		0		237
Foreign currency forwards		(73)		1,059		7		396
Foreign currency options		(2)		0		(4)		0
Total net investment hedge		(75)		1,764		3		633
Non-qualifying strategies:
Foreign currency swaps		162				105
Foreign currency swaps - VIE		(35)				(115)
Foreign currency forwards		(966)				(527)
Foreign currency options		(13)				1
Interest rate swaps		(523)				(6)
Forward bond purchase commitment - VIE		(21)				(2)
Total non-qualifying strategies		(1,396)				(544)
Total	$0	$(1,515)		$1,766	$(1)	$(557)		$636
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $3 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2022, and $3 of losses during the nine-month period ended September 30, 2021. In addition, $1 of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2022, and $1 of losses during the nine-month period ended September 30, 2021, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of September 30, 2022, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of September 30, 2022, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.5 billion and $904 million as of September 30, 2022, and December 31, 2021, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2022, the Company estimates that it would be required to post a maximum of $77 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,081	$0	$1,081	$(167)	$(135)	$(775)	$4
Total derivative assets subject to a master netting agreement or offsetting arrangement	1,081	0	1,081	(167)	(135)	(775)	4
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	65		65				65
Total derivative assets not subject to a master netting agreement or offsetting arrangement	65		65				65
Total derivative assets	1,146	0	1,146	(167)	(135)	(775)	69
Securities lending and similar arrangements	2,691	0	2,691	0	0	(2,691)	0
Total	$3,837	$0	$3,837	$(167)	$(135)	$(3,466)	$69

December 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$858	$0	$858	$(471)	$(53)	$(334)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	858	0	858	(471)	(53)	(334)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	78		78				78
Total derivative assets not subject to a master netting agreement or offsetting arrangement	78		78				78
Total derivative assets	936	0	936	(471)	(53)	(334)	78
Securities lending and similar arrangements	2,124	0	2,124	0	0	(2,124)	0
Total	$3,060	$0	$3,060	$(471)	$(53)	$(2,458)	$78

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,036	$0	$1,036	$(167)	$(793)	$(72)	$4
OTC - cleared	590	0	590	0	0	(590)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,626	0	1,626	(167)	(793)	(662)	4
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	462		462				462
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	462		462				462
Total derivative liabilities	2,088	0	2,088	(167)	(793)	(662)	466
Securities lending and similar arrangements	2,721	0	2,721	(2,691)	0	0	30
Total	$4,809	$0	$4,809	$(2,858)	$(793)	$(662)	$496

December 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,151	$0	$1,151	$(471)	$(662)	$(14)	$4
OTC - cleared	54	0	54	0	0	(35)	19
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,205	0	1,205	(471)	(662)	(49)	23
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	414		414				414
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	414		414				414
Total derivative liabilities	1,619	0	1,619	(471)	(662)	(49)	437
Securities lending and similar arrangements	2,162	0	2,162	(2,124)	0	0	38
Total	$3,781	$0	$3,781	$(2,595)	$(662)	$(49)	$475

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

	September 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$22,987	$923	$0	$23,910
Municipalities	0	2,276	0	2,276
Mortgage- and asset-backed securities	0	1,699	310	2,009
Public utilities	0	6,843	507	7,350
Sovereign and supranational	0	828	34	862
Banks/financial institutions	0	8,883	148	9,031
Other corporate	0	27,584	621	28,205
Total fixed maturity securities	22,987	49,036	1,620	73,643
Equity securities	801	66	197	1,064
Other investments	1,816	0	0	1,816
Cash and cash equivalents	4,710	0	0	4,710
Other assets:
Foreign currency swaps	0	146	0	146
Foreign currency forwards	0	995	0	995
Foreign currency options	0	5	0	5
Total other assets	0	1,146	0	1,146
Total assets	$30,314	$50,248	$1,817	$82,379
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$462	$0	$462
Foreign currency forwards	0	1,035	0	1,035
Interest rate swaps	0	590	0	590
Forward bond purchase commitment	0	1	0	1
Total liabilities	$0	$2,088	$0	$2,088

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,532	$1,288	$0	$33,820
Municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities	0	955	291	1,246
Public utilities	0	9,558	493	10,051
Sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions	0	11,546	45	11,591
Other corporate	0	37,411	426	37,837
Total fixed maturity securities	32,532	64,866	1,298	98,696
Equity securities	1,340	90	173	1,603
Other investments	1,726	0	0	1,726
Cash and cash equivalents	5,051	0	0	5,051
Other assets:
Foreign currency swaps	0	137	0	137
Foreign currency forwards	0	791	0	791
Foreign currency options	0	8	0	8
Total other assets	0	936	0	936
Total assets	$40,649	$65,892	$1,471	$108,012
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$427	$0	$427
Foreign currency forwards	0	1,138	0	1,138
Interest rate swaps	0	54	0	54
Total liabilities	$0	$1,619	$0	$1,619

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,742	$19,053	$172	$0	$19,225
Municipalities	264	0	321	0	321
Public utilities	34	0	41	0	41
Sovereign and supranational	409	0	477	0	477
Other corporate	17	0	21	0	21
Commercial mortgage and other loans	13,459	0	0	13,189	13,189
Other investments (1)	30	0	30	0	30
Total assets	$30,955	$19,053	$1,062	$13,189	$33,304
Liabilities:
Other policyholders’ funds	$5,632	$0	$0	$5,539	$5,539
Notes payable (excluding leases)	7,393	0	6,237	757	6,994
Total liabilities	$13,025	$0	$6,237	$6,296	$12,533
(1) Excludes policy loans of $195 and equity method investments of $2,145, at carrying value

	December 31, 2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,086	$25,469	$230	$0	$25,699
Municipalities	335	0	436	0	436
Public utilities	43	0	55	0	55
Sovereign and supranational	514	0	650	0	650
Other corporate	22	0	29	0	29
Commercial mortgage and other loans	11,786	0	0	11,996	11,996
Other investments (1)	22	0	22	0	22
Total assets	$33,808	$25,469	$1,422	$11,996	$38,887
Liabilities:
Other policyholders’ funds	$7,072	$0	$0	$6,957	$6,957
Notes payable (excluding leases)	7,839	0	8,280	259	8,539
Total liabilities	$14,911	$0	$8,280	$7,216	$15,496
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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities and derivatives associated with VIEs. Starting in June 2021 and July 2022, respectively, these models and associated processes and controls were transitioned to and executed by Company personnel. These models are discounted cash flow (DCF) valuation models but also use information from related markets, specifically the credit default swap (CDS) market, to estimate expected cash flows. These models take into consideration any unique characteristics of the securities or derivatives and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security or derivative by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:

1) the most appropriate comparable security(ies) of the issuer
2) issuer-specific CDS spreads
3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector
4) bond indices that are comparative in rating, industry, maturity, and region.

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$22,987	$570	$0	$23,557
Internal	0	353	0	353
Total government and agencies	22,987	923	0	23,910
Municipalities:
Third party pricing vendor	0	1,975	0	1,975
Internal	0	301	0	301
Total municipalities	0	2,276	0	2,276
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,676	0	1,676
Internal	0	3	0	3
Broker/other	0	20	310	330
Total mortgage- and asset-backed securities	0	1,699	310	2,009
Public utilities:
Third party pricing vendor	0	3,717	0	3,717
Internal	0	3,126	0	3,126
Broker/other	0	0	507	507
Total public utilities	0	6,843	507	7,350
Sovereign and supranational:
Third party pricing vendor	0	295	0	295
Internal	0	533	0	533
Broker/other	0	0	34	34
Total sovereign and supranational	0	828	34	862
Banks/financial institutions:
Third party pricing vendor	0	4,650	0	4,650
Internal	0	4,233	93	4,326
Broker/other	0	0	55	55
Total banks/financial institutions	0	8,883	148	9,031
Other corporate:
Third party pricing vendor	0	22,427	0	22,427
Internal	0	5,157	192	5,349
Broker/other	0	0	429	429
Total other corporate	0	27,584	621	28,205
Total securities available for sale	$22,987	$49,036	$1,620	$73,643
Equity securities, carried at fair value:
Third party pricing vendor	$801	$66	$0	$867
Broker/other	0	0	197	197
Total equity securities	$801	$66	$197	$1,064

	September 30, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$19,053	$172	$0	$19,225
Total government and agencies	19,053	172	0	19,225
Municipalities:
Third party pricing vendor	0	321	0	321
Total municipalities	0	321	0	321
Public utilities:
Third party pricing vendor	0	41	0	41
Total public utilities	0	41	0	41
Sovereign and supranational:
Third party pricing vendor	0	232	0	232
Broker/other	0	245	0	245
Total sovereign and supranational	0	477	0	477
Other corporate:
Third party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held to maturity	$19,053	$1,032	$0	$20,085

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,532	$808	$0	$33,340
Internal	0	480	0	480
Total government and agencies	32,532	1,288	0	33,820
Municipalities:
Third party pricing vendor	0	2,222	0	2,222
Internal	0	814	0	814
Total municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities:
Third party pricing vendor	0	955	0	955
Broker/other	0	0	291	291
Total mortgage- and asset-backed securities	0	955	291	1,246
Public utilities:
Third party pricing vendor	0	4,527	0	4,527
Internal	0	5,031	0	5,031
Broker/other	0	0	493	493
Total public utilities	0	9,558	493	10,051
Sovereign and supranational:
Third party pricing vendor	0	273	0	273
Internal	0	799	0	799
Broker/other	0	0	43	43
Total sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions:
Third party pricing vendor	0	5,237	0	5,237
Internal	0	6,309	0	6,309
Broker/other	0	0	45	45
Total banks/financial institutions	0	11,546	45	11,591
Other corporate:
Third party pricing vendor	0	29,495	0	29,495
Internal	0	7,916	0	7,916
Broker/other	0	0	426	426
Total other corporate	0	37,411	426	37,837
Total securities available for sale	$32,532	$64,866	$1,298	$98,696
Equity securities, carried at fair value:
Third party pricing vendor	$1,340	$90	$0	$1,430
Broker/other	0	0	173	173
Total equity securities	$1,340	$90	$173	$1,603

	December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$25,469	$230	$0	$25,699
Total government and agencies	25,469	230	0	25,699
Municipalities:
Third party pricing vendor	0	436	0	436
Total municipalities	0	436	0	436
Public utilities:
Third party pricing vendor	0	55	0	55
Total public utilities	0	55	0	55
Sovereign and supranational:
Third party pricing vendor	0	313	0	313
Broker/other	0	337	0	337
Total sovereign and supranational	0	650	0	650
Other corporate:
Third party pricing vendor	0	29	0	29
Total other corporate	0	29	0	29
Total securities held to maturity	$25,469	$1,400	$0	$26,869

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

Three Months Ended September 30, 2022
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$311	$537	$36	$91	$632	$190	$0	$1,797
Net investment gains (losses) included in earnings	0	1	0	1	0	(3)	0	(1)
Unrealized gains (losses) included in other comprehensive income (loss)	(12)	(30)	(2)	(12)	(41)	0	0	(97)
Purchases, issuances, sales and settlements:
Purchases	56	7	0	88	145	10	0	306
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(21)	(8)	0	(20)	(183)	0	0	(232)
Transfers into Level 3	0	0	0	0	68	0	0	68
Transfers out of Level 3	(24)	0	0	0	0	0	0	(24)
Balance, end of period	$310	$507	$34	$148	$621	$197	$0	$1,817
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$1	$0	$0	$0	$(2)	$0	$(1)

Three Months Ended September 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$258	$480	$45	$38	$316	$158	$(200)	$1,095
Net investment gains (losses) included in earnings	0	0	0	0	2	(1)	(57)	(56)
Unrealized gains (losses) included in other comprehensive income (loss)	(4)	(3)	0	0	(7)	0	0	(14)
Purchases, issuances, sales and settlements:
Purchases	35	54	0	8	0	12	0	109
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(8)	0	(8)
Settlements	0	(8)	0	0	0	0	0	(8)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	(39)	0	0	0	(5)	0	0	(44)
Balance, end of period	$250	$523	$45	$46	$306	$161	$(257)	$1,074
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(4)	$(3)	$0	$0	$(7)	$(1)	$(57)	$(72)

Nine Months Ended September 30, 2022
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$0	$1,471
Net investment gains (losses) included in earnings	0	2	0	1	0	(2)	0	1
Unrealized gains (losses) included in other comprehensive income (loss)	(81)	(111)	(9)	(14)	(96)	0	0	(311)
Purchases, issuances, sales and settlements:
Purchases	222	35	0	121	267	53	0	698
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(59)	(40)	0	(23)	(185)	(7)	0	(314)
Transfers into Level 3	0	128	0	18	350	0	0	496
Transfers out of Level 3	(63)	0	0	0	(141)	(20)	0	(224)
Balance, end of period	$310	$507	$34	$148	$621	$197	$0	$1,817
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$1	$0	$0	$0	$(4)	$0	$(3)

Nine Months Ended September 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	2	21	(158)	(135)
Unrealized gains (losses) included in other comprehensive income (loss)	(19)	(13)	(3)	(1)	(5)	0	(1)	(42)
Purchases, issuances, sales and settlements:
Purchases	99	132	0	23	0	29	0	283
Issuances	0	0	0	0	0	17	0	17
Sales	0	0	(23)	0	0	(8)	0	(31)
Settlements	0	(18)	0	0	(17)	0	0	(35)
Transfers into Level 3	0	0	23	0	32	0	0	55
Transfers out of Level 3	(54)	0	0	0	(5)	0	0	(59)
Balance, end of period	$250	$523	$45	$46	$306	$161	$(257)	$1,074
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(19)	$(13)	$(3)	$(1)	$(5)	$21	$(158)	$(178)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2022
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$310	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	507	Discounted cash flow	Credit spreads	N/A	(a)
Sovereign and supranational	34	Discounted cash flow	Historical volatility	N/A	(a)
Banks/financial institutions	148	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	621	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	197	Net asset value	Offered quotes	N/A	(a)
Total assets	$1,817
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

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Unpaid supplemental health claims, beginning of period	$3,779	$4,162	$4,067	$4,389
Less reinsurance recoverables	38	37	37	39
Net balance, beginning of period	3,741	4,125	4,030	4,350
Add claims incurred during the period related to:
Current year	1,689	1,720	5,007	5,302
Prior years	(151)	(215)	(512)	(739)
Total incurred	1,538	1,505	4,495	4,563
Less claims paid during the period on claims incurred during:
Current year	1,148	1,279	2,703	2,947
Prior years	214	219	1,554	1,676
Total paid	1,362	1,498	4,257	4,623
Effect of foreign exchange rate changes on unpaid claims	(105)	(29)	(456)	(187)
Net balance, end of period	3,812	4,103	3,812	4,103
Add reinsurance recoverables	50	39	50	39
Unpaid supplemental health claims, end of period	3,862	4,142	3,862	4,142
Unpaid life claims, end of period	654	767	654	767
Total liability for unpaid policy claims	$4,516	$4,909	$4,516	$4,909

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $512 million for the nine-month period ended September 30, 2022 comprises approximately $321 million from Japan and $191 million from the U.S., representing approximately 63% and 37% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $83 million from December 31, 2021 to September 30, 2022, the favorable claims development in Japan would have been approximately $404 million, representing approximately 79% of the total.

The Company has experienced continued favorable claim trends in 2022 for its core health products in Japan. During the first nine months of 2022, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits and staying home more. This resulted in lower sickness, accident, and cancer incurred claims. Although overall experience is favorable, during the first nine months of 2022, there has been an increase in medical hospitalization claims related to COVID-19, mainly due to a wider scope of "deemed hospitalization" being utilized in Japan. In addition, dating back to before the pandemic, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

In the first nine months of 2022, as experienced in 2021 and 2020, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims trend continued for the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability. Additionally, refinements to COVID-19 incurred estimates also contributed to the favorable development. The U.S. portion of the favorable claims development in the first nine months of 2022 includes $63 million related to refinements in the estimates for COVID-19 and non-COVID-19 claims as experience emerges.

7.    REINSURANCE

The Company periodically enters into fixed quota-share coinsurance agreements in the normal course of business. For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits are reported net of insurance ceded.

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $646 million and $859 million as of September 30, 2022 and December 31, 2021, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $761 million and $937 million as of September 30, 2022 and December 31, 2021, respectively. The spot yen/dollar exchange rate weakened by approximately 20.6% and ceded reserves decreased approximately 19.1% from December 31, 2021 to September 30, 2022.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Direct earned premiums	$3,681	$4,426	$11,772	$13,567
Ceded to other companies:
Ceded Aflac Japan closed blocks	(80)	(107)	(266)	(329)
Other	(20)	(19)	(55)	(54)
Assumed from other companies:
Retrocession activities	35	45	112	138
Other	35	27	116	84
Net earned premiums	$3,651	$4,372	$11,679	$13,406

Direct benefits and claims	$2,385	$2,649	$7,209	$8,112
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(103)	(94)	(276)	(288)
Eliminations	5	8	17	24
Other	(9)	(9)	(28)	(25)
Assumed from other companies:
Retrocession activities	43	42	115	126
Eliminations	(5)	(8)	(17)	(24)
Other	24	21	105	71
Benefits and claims, net	$2,340	$2,609	$7,125	$7,996

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of September 30, 2022. This reinsurance facility agreement was renewed in 2021 and is effective until December 31, 2022. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2022, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2022	December 31, 2021
3.625% senior notes paid September 2022	$0	$748
3.25% senior notes due March 2025 (1)	448	448
1.125% senior sustainability notes due March 2026	398	397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	991
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	84	107
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	413	520
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	227	0
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	87	109
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	90	115
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	201	254
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	203	259
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	64	81
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	139	179
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	143	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	81	104
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	104	131
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	67	85
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	71	91
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	67	86
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	44	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	61	77
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	43	54
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	67	86
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	410	517
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	207	260
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	135	172
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	81	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.34% in 2022, principal amount ¥11.7 billion)	83	0
Variable interest rate loan due August 2029 (.44% in 2022 and .41% in 2021, principal amount ¥25.3 billion in 2022 and ¥5.0 billion in 2021)	179	43
Variable interest rate loan due August 2032 (.59% in 2022 and .56% in 2021, principal amount ¥70.0 billion in 2022 and ¥25.0 billion in 2021)	495	216
Finance lease obligations payable through 2028	8	12
Operating lease obligations payable through 2049	117	105
Total notes payable and lease obligations	$7,518	$7,956
(1) Redeemed in October 2022
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In September 2022, the Parent Company issued four series of senior notes totaling ¥73.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥33.4 billion, bears interest at a fixed rate of 1.075% per annum, payable semi-annually, and will mature in September 2029. The second series, which totaled ¥21.1 billion, bears interest at a fixed rate of 1.320% per annum, payable semi-annually, and will mature in December 2032. The third series, which totaled ¥6.5 billion, bears interest at a fixed rate of 1.594% per annum, payable semi-annually, and will mature in September 2037. The fourth series, which totaled ¥12.0 billion, bears interest at a fixed rate of 2.144% per annum, payable semi-annually, and will mature in September 2052. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in September 2029, December 2032 and September 2037 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after June 14, 2029, June 14, 2032 and March 14, 2037, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In August 2022, the Parent Company renewed a senior term loan facility with a commitment amount totaling ¥107.0 billion. The first tranche of the facility, which totaled ¥11.7 billion, bears interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in August 2027. The applicable margin ranges between .225% and .625%, depending on the Parent Company's debt ratings as of the date of determination. The second tranche, which totaled ¥25.3 billion, bears interest at a rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in August 2029. The applicable margin ranges between .325% and .725%, depending on the Parent Company's debt ratings as of the date of determination. The third tranche, which totaled ¥70.0 billion, bears interest at a rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in August 2032. The applicable margin ranges between .475% and 1.025%, depending on the Parent Company's debt ratings as of the date of determination.

In September 2022, the Parent Company used a portion of the net proceeds from its September 2022 issuance of various series of senior notes and the August 2022 senior term loan facility to redeem $750 million of its 3.625% senior notes due November 2024.

A summary of the Company's lines of credit as of September 30, 2022 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 30, 2022	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) TIBOR plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) USD London Interbank Offered Rate (LIBOR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to USD LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (a) the lender's U.S. dollar short-term commercial loan rate, (b) the federal funds rate plus 1/2 of 1% and (c) USD one-month LIBOR plus 1%. USD LIBOR is subject to replacement with Secured Overnight Financing Rate (SOFR) under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2022	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 10, 2023	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than April 11, 2023	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2023	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2023	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
Aflac Ventures Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2023	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 3, 2023	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2023	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2023	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 17, 2023	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2023	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2022. No events of default or defaults occurred during the nine-month period ended September 30, 2022.

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

The Company’s consolidated effective income tax rate on pretax earnings was (44.7)% and 20.2% for the three-month periods and 1.6% and 19.7% for the nine-month periods ended September 30, 2022 and 2021, respectively. This combined effective tax rate differs from the U.S. statutory rate primarily due to the impact of the tax accounting method change discussed below, as well as solar, historic and foreign tax credits.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In the third quarter of 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change its functional currency on the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST will no longer be recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The release of the deferred tax liability resulted in the Company recognizing an income tax benefit of $695 million ($1.10 per basic and diluted share, respectively) in the third quarter of 2022. The Company has determined that the change in tax accounting method will impact its combined effective tax rate in future periods as a function of changes in the foreign exchange rate between the Japanese yen and U.S. dollar.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law. Effective January 1, 2023, the law will impose a 15% alternative minimum corporate tax rate and imposes a 1% excise tax on the Company’s repurchases of its common stock. The Company does not anticipate any impacts from the new corporate minimum tax rate since its current tax rate is above the 15% minimum rate. Further, the Company expects the charges associated with the excise tax to be recognized in equity consistent with other costs related to treasury stock.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2022	2021
Common stock - issued:
Balance, beginning of period	1,352,739	1,351,018
Exercise of stock options and issuance of restricted shares	1,230	1,544
Balance, end of period	1,353,969	1,352,562
Treasury stock:
Balance, beginning of period	700,607	658,564
Purchases of treasury stock:
Share repurchase program	30,249	32,186
Other	354	419
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(787)	(967)
Exercise of stock options	(108)	(240)
Other	(214)	(217)
Balance, end of period	730,101	689,745
Shares outstanding, end of period	623,868	662,817

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Anti-dilutive share-based awards	53	0	158	1

Share Repurchase Program

During the first nine months of 2022, the Company repurchased 30.2 million shares of its common stock for $1.8 billion as part of its share repurchase program. During the first nine months of 2021, the Company repurchased 32.2 million shares of its common stock for $1.7 billion as part of its share repurchase program. As of September 30, 2022, a remaining balance of 25.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law. Effective January 1, 2023, the law will impose a 1% excise tax on the Company’s repurchases of its common stock.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at June 30, 2022	$(3,289)	$2,930	$(29)	$(160)	$(548)
Other comprehensive income (loss) before reclassification	(1,166)	(1,753)	(1)	(4)	(2,924)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(46)	1	6	(39)
Net current-period other comprehensive income (loss)	(1,166)	(1,799)	0	2	(2,963)
Balance at September 30, 2022	$(4,455)	$1,131	$(29)	$(158)	$(3,511)
All amounts in the table above are net of tax.

Three Months Ended September 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at June 30, 2021	$(1,661)	$9,992	$(33)	$(279)	$8,019
Other comprehensive income (loss) before reclassification	(99)	(251)	0	(5)	(355)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(10)	2	6	(2)
Net current-period other comprehensive income (loss)	(99)	(261)	2	1	(357)
Balance at September 30, 2021	$(1,760)	$9,731	$(31)	$(278)	$7,662
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(2,013)	$9,602	$(30)	$(166)	$7,393
Other comprehensive income (loss) before reclassification	(2,442)	(8,272)	(1)	(6)	(10,721)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(199)	2	14	(183)
Net current-period other comprehensive income (loss)	(2,442)	(8,471)	1	8	(10,904)
Balance at September 30, 2022	$(4,455)	$1,131	$(29)	$(158)	$(3,511)
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(651)	(632)	0	(15)	(1,298)
Amounts reclassified from accumulated other comprehensive income (loss)	0	2	3	21	26
Net current-period other comprehensive income (loss)	(651)	(630)	3	6	(1,272)
Balance at September 30, 2021	$(1,760)	$9,731	$(31)	$(278)	$7,662
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2022
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$58	Net investment gains (losses)
	(12)	Tax (expense) or benefit(1)
	$46	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(7)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(6)	Net of tax
Total reclassifications for the period	$39	Net of tax
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

(In millions)	Nine Months Ended September 30, 2022
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$252	Net investment gains (losses)
	(53)	Tax (expense) or benefit(1)
	$199	Net of tax
Unrealized gains (losses) on derivatives	$(3)	Net investment gains (losses)
	1	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(18)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(14)	Net of tax
Total reclassifications for the period	$183	Net of tax
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

11.    SHARE-BASED COMPENSATION

As of September 30, 2022, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

The Plan, allows for a maximum number of shares issuable over its term of 75 million shares including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the

Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan.

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2022, approximately 35.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2022, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2022.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	1,657	3.0	$40	$31.88
Exercisable	1,657	3.0	40	31.88

The Company received cash from the exercise of stock options in the amount of $13 million during the first nine months of 2022, compared with $20 million in the first nine months of 2021. The tax benefit realized as a result of stock option exercises and restricted stock releases was $18 million in the first nine months of 2022, compared with $16 million in the first nine months of 2021.

As of September 30, 2022, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $46 million, of which $23 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2022.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2021	2,557	$49.38
Granted in 2022	1,099	66.70
Canceled in 2022	(54)	53.77
Vested in 2022	(1,127)	49.58
Restricted stock at September 30, 2022	2,475	$56.09

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $5 million and $4 million for the three-month periods and $11 million and $18 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$5	$6	$6	$7	$0	$0
Interest cost	1	1	9	8	1	0
Expected return on plan assets	(2)	(2)	(11)	(11)	0	0
Amortization of net actuarial loss	0	1	6	7	1	0
Net periodic (benefit) cost	$4	$6	$10	$11	$2	$0

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$15	$18	$19	$21	$0	$0
Interest cost	4	3	26	24	1	1
Expected return on plan assets	(6)	(6)	(32)	(31)	0	0
Amortization of net actuarial loss	0	2	16	23	2	2
Net periodic (benefit) cost	$13	$17	$29	$37	$3	$3

During the nine months ended September 30, 2022, Aflac Japan contributed approximately $25 million (using the weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2022) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

Effective April 1, 2022, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. As of September 30, 2022, the agreement has a remaining term of four years and an aggregate remaining cost of ¥6.7 billion ($46 million using the September 30, 2022 exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by September 30, 2022. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the nine-month periods ended September 30, 2022 and 2021 were immaterial.

14.    SUBSEQUENT EVENTS

In October 2022, the Parent Company used a portion of the net proceeds from its September 2022 issuance of various series of senior notes to redeem $450 million of its 3.25% senior notes due March 2025.

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
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the nine-month periods ended September 30, 2022 and 2021, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). In this MD&A, amounts may not foot due to rounding.

This MD&A is divided into the following sections:

EXECUTIVE SUMMARY

Company Overview

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS), formerly known as Argus Dental & Vision, Inc., which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.).

Market Conditions

The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer term impacts of the pandemic. For example, economic conditions have acted as headwinds to sales in the first nine months of 2022, particularly in Japan and most notably in the first quarter with a gradually decreasing impact in the second and third quarters, pressuring net earned premiums. Further, in the U.S., supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. Central bank and government efforts to control inflation, as well the impacts of the Russia-Ukraine conflict, including volatility in energy prices and additional disruptions in the global supply chain, have led to slower economic growth in Japan and the U.S. Additionally, continued widening of the differential between U.S. and Japan interest rates has contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

In the three-month period ended September 30, 2022, sales for Aflac Japan in yen terms increased 10.2%, compared to the same period in 2021, reflecting the August 2022 launch of a new cancer insurance product. In the nine-month period ended September 30, 2022, sales for Aflac Japan in yen terms decreased 4.1%, compared to the same period in 2021, reflecting the January 2021 launch of a new medical insurance product and continued weakness in sales recovery, in part constrained by pandemic conditions. In the three- and nine-month periods ended September 30, 2022, sales for Aflac U.S. increased 11.8% and 15.2%, respectively, compared to the same periods in 2021, reflecting continued improvement from investment in growth initiatives as well as productivity gains.

Performance Highlights

Total revenues were $4.8 billion in the third quarter of 2022, compared with $5.2 billion in the third quarter of 2021. Net earnings were $1.6 billion, or $2.53 per diluted share in the third quarter of 2022, compared with $888 million, or $1.32 per diluted share, in the third quarter of 2021, reflecting an income tax benefit of $695 million from a release of deferred taxes in the third quarter of 2022.

Total revenues were $15.5 billion in the first nine months of 2022, compared with $16.7 billion in the first nine months of 2021. Net earnings were $4.0 billion, or $6.25 per diluted share in the first nine months of 2022, compared with $3.3 billion, or $4.82 per diluted share, in the first nine months of 2021, reflecting an income tax benefit of $695 million from a release of deferred taxes in the third quarter of 2022.

Results in the third quarter of 2022 included pretax net investment gains of $199 million, compared with pretax net investment losses of $171 million in the third quarter of 2021. Net investment gains in the third quarter of 2022 included an increase in credit loss allowances of $11 million; $173 million of net gains from certain derivative and foreign currency gains or losses; $22 million of net losses on equity securities; and $59 million of net gains from sales and redemptions.

Results in the first nine months of 2022 included pretax net investment gains of $885 million, compared with pretax net investment gains of $224 million in the first nine months of 2021. Net investment gains in the first nine months of 2022 included an increase in credit loss allowances of $20 million; $958 million of net gains from certain derivative and foreign currency gains or losses; $313 million of net losses on equity securities; and $260 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) for the three-month period ended September 30, 2022 was 137.08, or 19.7% weaker than the average yen/dollar exchange rate(1) of 110.11 for the same period in 2021. The average yen/dollar exchange rate(1) for the nine-month period ended September 30, 2022 was 126.65, or 14.3% weaker than the average yen/dollar exchange rate(1) of 108.58 for the same period in 2021.

Adjusted earnings(2) in the third quarter of 2022 were $725 million, or $1.15 per diluted share, compared with $1.0 billion, or $1.53 per diluted share, in the third quarter of 2021. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.08. Adjusted earnings(2) in the first nine months of 2022 were $2.6 billion, or $4.03 per diluted share, compared with $3.2 billion, or $4.65 per diluted share, in the first nine months of 2021. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.23.

Total investments and cash at September 30, 2022 were $114.5 billion, compared with $143.0 billion at December 31, 2021. In the first nine months of 2022, Aflac Incorporated repurchased $1.8 billion, or 30.2 million of its common shares. At September 30, 2022, the Company had 25.6 million remaining shares authorized for repurchase.

Shareholders’ equity was $24.2 billion, or $38.71 per share, at September 30, 2022, compared with $33.3 billion, or $50.99 per share, at December 31, 2021. Shareholders’ equity at September 30, 2022 included a net unrealized gain on investment securities and derivatives of $1.1 billion, compared with a net unrealized gain of $9.6 billion at December 31, 2021. Shareholders’ equity at September 30, 2022 also included an unrealized foreign currency translation loss of $4.5 billion, compared with an unrealized foreign currency translation loss of $2.0 billion at December 31, 2021. The annualized return on average shareholders’ equity in the third quarter of 2022 was 25.3%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $27.7 billion, or $44.34 per share at September 30, 2022, compared with $25.9 billion, or $39.65 per share, at December 31, 2021. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the third quarter of 2022 was 11.4%.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net earnings	$1,596	$888	$2.53	$1.32	$4,016	$3,286	$6.25	$4.82
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(222)	172	(.35)	.26	(923)	(216)	(1.44)	(.32)
Other and non-recurring (income) loss	(1)	8	.00	.01	(1)	67	.00	.10
Income tax (benefit) expense on items excluded from adjusted earnings (2)	(648)	(37)	(1.03)	(.06)	(501)	32	(.78)	.05
Adjusted earnings	725	1,031	1.15	1.53	2,591	3,169	4.03	4.65
Current period foreign currency impact (3)	53	N/A	.08	N/A	147	N/A	.23	N/A
Adjusted earnings excluding current period foreign currency impact	$778	$1,031	$1.23	$1.53	$2,738	$3,169	$4.26	$4.65
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Primarily reflects release of $695 million in deferred taxes in the third quarter of 2022.
(3) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net investment (gains) losses	$(199)	$171	$(885)	$(224)
Items impacting net investment (gains) losses:
Amortized hedge costs	(28)	(20)	(84)	(55)
Amortized hedge income	19	13	44	45
Net interest cash flows from derivatives associated with certain investment strategies	(26)	(6)	(36)	(23)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	13	14	38	41
Adjusted net investment (gains) losses	$(222)	$172	$(923)	$(216)

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

Other items excluded from adjusted earnings include integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs are excluded from adjusted earnings for one year following the acquisition and amounted to $8 million and $20 million for the three- and nine-month periods ended September 30, 2021, respectively.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was (44.7)% for the three-month period ended September 30, 2022, compared with 20.2% for the same period in 2021. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 1.6% for the nine-month period ended September 30, 2022, compared with 19.7% for the same period in 2021. The combined effective tax rate differs from the U.S. statutory rate primarily due to the impact of the tax accounting method change discussed below, as well as solar, historic and foreign tax credits. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2021 Annual Report.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In the third quarter of 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change its functional currency on the DST for U.S. tax purposes to the U.S. dollar (USD). Based on the volatility of foreign exchange rates between the Japanese yen and USD, the Company's management determined that this tax accounting method better positions the Company for U.S. tax purposes. As a result, foreign currency translation gains or losses on assets held in the DST will no longer be recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The release of the deferred tax liability resulted in the Company recognizing an income tax benefit of $695 million ($1.10 per basic and diluted share, respectively) in the third quarter of 2022. The Company has determined that the change in tax accounting method will impact its combined effective tax rate in future periods as a function of changes in the foreign exchange rate between the Japanese yen and USD.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law. Effective January 1, 2023, the law will impose a 15% alternative minimum corporate tax rate and imposes a 1% excise tax on the Company’s repurchases of its common stock. The Company does not anticipate any impacts from the new corporate minimum tax rate since its current tax rate is above the 15% minimum rate. Further, the Company expects the charges associated with the excise tax to be recognized in equity consistent with other costs related to treasury stock.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net earned premiums	$2,241	$2,934	$7,384	$9,045
Net investment income: (1)
Yen-denominated investment income	335	317	898	960
U.S. dollar-denominated investment income	357	465	1,251	1,355
Net investment income	692	783	2,149	2,315
Amortized hedge costs related to certain foreign currency exposure management strategies	28	20	84	55
Adjusted net investment income	663	763	2,066	2,260
Other income (loss)	9	10	26	32
Total adjusted revenues	2,913	3,707	9,476	11,337
Benefits and claims, net	1,676	1,938	5,133	6,072
Adjusted expenses:
Amortization of deferred policy acquisition costs	124	154	415	496
Insurance commissions	132	175	435	541
Insurance and other expenses	350	462	1,142	1,360
Total adjusted expenses	607	792	1,991	2,397
Total benefits and adjusted expenses	2,283	2,731	7,125	8,469
Pretax adjusted earnings	$630	$976	$2,351	$2,867
Weighted-average yen/dollar exchange rate	137.08	110.11	126.65	108.58

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net earned premiums	(23.6)%	(7.4)%	(18.4)%	(4.5)%	(4.1)%	(4.0)%	(4.2)%	(3.8)%
Adjusted net investment income	(13.1)	15.1	(8.6)	16.6	9.8	19.7	8.1	17.9
Total adjusted revenues	(21.4)	(3.5)	(16.4)	(1.0)	(1.2)	.1	(1.7)	(.1)
Pretax adjusted earnings	(35.5)	30.7	(18.0)	17.4	(19.2)	35.8	(4.0)	18.7
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(25) and $(7) for the three-month periods and $(37) and $(24) for the nine-month periods ended September 30, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In the three- and nine-month periods ended September 30, 2022, Aflac Japan's net earned premiums decreased, in yen terms, mainly due to limited-pay products reaching premium paid-up status and constrained sales from the impact of pandemic conditions. In yen terms, adjusted net investment income increased in the three- and nine-month periods ended September 30, 2022, primarily due to the impact of a weaker yen on U.S. dollar-denominated investment income, a make whole of a security, and higher floating rate income. The decrease in pretax adjusted earnings in yen for the three- and nine-month periods ended September 30, 2022 was primarily due to the increase in the benefit ratio resulting from a wider scope of "deemed hospitalization" that was in effect through most of the third quarter.

Annualized premiums in force decreased 4.3% to ¥1.32 trillion as of September 30, 2022, compared with ¥1.38 trillion as of September 30, 2021. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status and lower sales during the COVID-19 pandemic. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.1 billion at September 30, 2022, compared with $12.3 billion at September 30, 2021.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2022	2021	2022	2021	2022	2021	2022	2021
Adjusted net investment income	9.8%	19.7%	8.1%	17.9%	(2.0)%	17.2%	(1.6)%	17.2%
Total adjusted revenues	(1.2)	.1	(1.7)	(.1)	(3.6)	(.3)	(3.7)	(.2)
Pretax adjusted earnings	(19.2)	35.8	(4.0)	18.7	(27.9)	33.7	(11.4)	18.2
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2022	2021	2022	2021
Benefits and claims, net	57.6%	52.3%	54.3%	53.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.3	4.2	4.4	4.4
Insurance commissions	4.5	4.7	4.6	4.8
Insurance and other expenses	12.0	12.5	12.0	12.0
Total adjusted expenses	20.8	21.4	21.0	21.2
Pretax adjusted earnings	21.6	26.3	24.7	25.3
Ratios to total premiums:
Benefits and claims, net	75.0%	66.1%	69.8%	67.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.5	5.3	5.6	5.5
In the three- and nine-month period ended September 30, 2022, the benefit ratio to total premiums increased, compared with the same periods in the prior year, primarily due to a decrease in total premiums and higher third sector benefits due substantially to an increase in medical hospitalization claims as a result of a wider scope of "deemed hospitalization" related to COVID-19, partially offset by the continued change in the mix of first and third sector business. In the three- and nine-month periods ended September 30, 2022, the adjusted expense ratio decreased slightly, compared with the same periods in the prior year, reflecting the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses. In total, the pretax adjusted profit margin decreased in the three- and nine-month periods ended September 30, 2022 primarily due to lower total adjusted revenues and higher benefit ratios partially offset by lower expense ratios.

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2022	2021	2022	2021	2022	2021	2022	2021
New annualized premium sales	$100	$114	$301	$371	¥13.9	¥12.6	¥38.5	¥40.2
Increase (decrease) over prior period	(12.0)%	(3.8)%	(18.9)%	9.4%	10.2%	.0%	(4.1)%	10.3%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2022	2021	2022	2021
Cancer	60.1%	49.9%	55.7%	48.0%
Medical	26.4	36.3	29.1	39.9
Income support	1.2	.5	1.5	.6
Ordinary life:
WAYS	.6	.7	.7	.7
Child endowment	.2	.3	.2	.3
Other ordinary life (1)	7.7	9.0	8.6	9.1
Other	3.8	3.3	4.2	1.4
Total	100.0%	100.0%	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis increased 10.5% in the third quarter of 2022, compared with the third quarter of 2021, reflecting the August 2022 launch of a new cancer insurance product through the agency channel.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019. Japan Post Group resumed proactive sales of cancer insurance policies in April 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2022, approximately 10,000 employees of Japan Post Co. were transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that the transferred employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan cancer products but will not include sales of other financial products. The Company expects continued collaboration to further position both companies for long-term growth and a gradual improvement of Japan Post Group cancer insurance sales in the intermediate term. For example, in 2021 and the first nine months of 2022, Aflac Japan observed an increase in the number of proposals to potential customers in the Japan Post Group channel, and the Japan Post Group continues to conduct a nationwide campaign to improve certain sales process practices. For additional information, see the risk factor entitled "Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Item 1A. Risk Factors in the 2021 Annual Report.

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

	2022	2021
Independent corporate and individual	49.3%	49.9%
Affiliated corporate (1)	46.2	43.8
Bank	4.5	6.3
Total	100.0%	100.0%
(1) Includes Japan Post Group

During the three-month period ended September 30, 2022, Aflac Japan recruited 12 new sales agencies. At September 30, 2022, Aflac Japan was represented by approximately 7,500 sales agencies, with approximately 110,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At September 30, 2022, Aflac Japan had agreements to sell its products at 359 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$0	$0	$1,181
Private placements	70	146	842	456
Other fixed maturity securities	29	25	66	161
Equity securities	82	75	358	197
Other investments	9	3	13	8
Total yen-denominated	$190	$249	$1,279	$2,003

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$86	$363	$420	$1,362
Infrastructure debt	182	0	296	0
Collateralized loan obligations	0	40	498	194
Equity securities	0	0	22	8
Commercial mortgage and other loans:
Transitional real estate loans	255	390	1,540	1,089
Commercial mortgage loans	0	0	0	17
Middle market loans	333	496	1,007	1,762
Other investments	100	94	283	241
Total U.S. dollar-denominated	$956	$1,383	$4,066	$4,673
Total Aflac Japan purchases	$1,146	$1,632	$5,345	$6,676
See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2022	2021	2022	2021
Total purchases for the period (in millions) (1)	$1,037	$1,535	$5,049	$6,427
New money yield (1), (2)	5.73%	3.99%	4.16%	3.38%
Return on average invested assets (3)	2.87	2.72	2.79	2.68
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.91%	2.60%	2.91%	2.60%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2022 was primarily due to increases in U.S. interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net earned premiums	$1,375	$1,393	$4,182	$4,223
Adjusted net investment income (1)	185	191	563	557
Other income	38	32	120	90
Total adjusted revenues	1,598	1,616	4,865	4,870
Benefits and claims	621	628	1,876	1,798
Adjusted expenses:
Amortization of deferred policy acquisition costs	144	123	443	373
Insurance commissions	135	136	411	411
Insurance and other expenses	390	370	1,152	1,071
Total adjusted expenses	668	629	2,006	1,855
Total benefits and adjusted expenses	1,289	1,257	3,882	3,653
Pretax adjusted earnings	$309	$358	$984	$1,217
Percentage change over previous period:
Net earned premiums	(1.3)%	(1.0)%	(1.0)%	(2.9)%
Adjusted net investment income	(3.1)	9.1	1.1	6.5
Total adjusted revenues	(1.1)	.6	(.1)	(1.6)
Pretax adjusted earnings	(13.7)	8.8	(19.1)	12.5
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(1) and $1 for the three-month periods and $1 and $1 for the nine-month periods ended September 30, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In the three- and nine-month periods ended September 30, 2022, net earned premiums for Aflac U.S. decreased primarily due to lower persistency. Adjusted net investment income decreased in the three-month period ended September 30, 2022 due to lower variable net investment income, offset by higher floating rate income and increased in the nine-month period ended September 30, 2022, primarily due to higher floating rate income due to higher volumes and rates. Other income increased in the three- and nine-month periods ended September 30, 2022 due to an increase in fee income. The decrease in pretax adjusted earnings in the three- and nine-month periods ended September 30, 2022 was driven primarily by higher DAC amortization associated with lower persistency and planned spending reflecting, in part, platform and growth investments.

Annualized premiums in force were $5.9 billion at September 30, 2022 and 2021, respectively.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2022	2021	2022	2021
Benefits and claims	38.9%	38.9%	38.6%	36.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.0	7.6	9.1	7.7
Insurance commissions	8.4	8.4	8.4	8.4
Insurance and other expenses	24.4	22.9	23.7	22.0
Total adjusted expenses	41.8	38.9	41.2	38.1
Pretax adjusted earnings	19.3	22.2	20.2	25.0
Ratios to total premiums:
Benefits and claims	45.2%	45.1%	44.9%	42.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	10.5	8.8	10.6	8.8

For the three-month period ended September 30, 2022, the benefit ratio to total premiums increased slightly compared with the same period in 2021. For the nine-month period ended September 30, 2022, the benefit ratio to total premiums increased compared with the same period in 2021, reflecting higher incurred claims, partially offset by reserve releases related to lower persistency. The adjusted expense ratio increased in the three- and nine-month periods ended September 30, 2022, when compared with the same periods in 2021, primarily due to higher DAC amortization associated with lower persistency and planned spending reflecting ongoing investments in the U.S. platform. The pretax adjusted profit margin decreased in the three- and nine-month periods ended September 30, 2022, compared with the same periods in 2021, primarily due to the higher adjusted expense and benefit ratios.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
New annualized premium sales	$334	$299	$938	$814
Increase (decrease) over prior period	11.8%	35.0%	15.2%	15.5%

New annualized premium sales for accident insurance decreased .9%; disability sales increased 23.0%; critical care insurance sales (including cancer insurance) increased 6.3%; hospital indemnity insurance sales increased 4.6%; and dental/vision sales increased 42.7% in the third quarter of 2022, compared with the third quarter of 2021. The increase in sales for Aflac U.S. in the third quarter of 2022 reflects continued improvement from investment in growth initiatives as well as productivity gains. For the full year of 2022, Aflac U.S. expects this trend of increasing sales to continue.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2022	2021	2022	2021
Accident	22.6%	25.5%	24.1%	26.3%
Disability	28.9	26.2	25.9	24.1
Critical care(1)	18.1	19.1	19.9	20.8
Hospital indemnity	14.1	15.1	15.2	16.0
Dental/vision	6.3	4.9	6.1	5.0
Life	10.0	9.2	8.8	7.8
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the third quarter of 2022, the Aflac U.S. sales force included an average of approximately 6,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that during 2021 and continuing into 2022, constraints in the labor market have limited its recruiting of new sales agents, and that limitations on face-to-face sales opportunities during the COVID-19 pandemic suppressed the development of newly recruited agents into business producers and the productivity of veteran agents and brokers. Aflac U.S. believes that the above factors have acted as a headwind to sales and to growth in the number of average weekly producers. Aflac U.S. remains focused on mitigating and reversing these trends as the U.S. economy continues to recover from the pandemic.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Fixed maturity securities:
Other fixed maturity securities	$138	$141	$477	$517
Infrastructure debt	104	30	123	30
Collateralized loan obligations	0	22	199	52
Equity securities	4	91	23	203
Other investments:
Transitional real estate loans	125	109	310	245
Commercial mortgage loans	0	0	0	163
Middle market loans	56	37	262	138
Limited partnerships	11	10	32	27
Total Aflac U.S. Purchases	$438	$440	$1,426	$1,375

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2022	2021	2022	2021
Total purchases for period (in millions) (1)	$427	$430	$1,394	$1,348
New money yield (1), (2)	6.24%	3.87%	4.90%	3.59%
Return on average invested assets (3)	4.57	4.88	4.74	4.84
Portfolio book yield, end of period (1)	5.21%	5.04%	5.21%	5.04%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in the three- and nine-month periods ended September 30, 2022 was primarily due to increases in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net earned premiums	$35	$45	$112	$138
Net investment income (loss) (1)	16	11	11	14
Amortized hedge income related to certain foreign currency management strategies	19	13	44	45
Adjusted net investment income	35	24	55	59
Other income	3	3	22	8
Total adjusted revenues	73	72	189	205
Benefits and claims, net	43	42	116	126
Adjusted expenses:
Interest expense	44	39	123	126
Other adjusted expenses	45	32	129	97
Total adjusted expenses	89	71	252	223
Total benefits and adjusted expenses	132	113	368	349
Pretax adjusted earnings	$(59)	$(41)	$(179)	$(144)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $19 and $5 for the three-month periods and $61 and $35 for the nine-month periods ended September 30, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $19 and $10 for the three-month periods and $63 and $35 for the nine-month periods ended September 30, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In the three-month period ended September 30, 2022, total adjusted revenues increased slightly, compared to the same period in 2021, primarily due to higher adjusted net investment income from higher interest rates and an increase in amortized hedge income, partially offset by the impact of federal tax credit investments and a reduction in net earned premiums as a result of significant yen weakening. In the nine-month period ended September 30, 2022, total adjusted revenues decreased compared to the same period in 2021, reflecting a reduction in net earned premiums, lower adjusted net investment income from lower amortized hedge income and the impact of federal tax credit investments. These results also reflect the impact of foreign currency on total net earned premiums and the corresponding benefits. Pretax adjusted earnings decreased in the three- and nine-month periods ended September 30, 2022 when compared to the same periods in 2021.

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

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2022
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$59,894	$11,909	$1,840	$73,643
Held to maturity, fixed maturity securities, at amortized cost (1)	17,466	0	0	17,466
Equity securities	584	63	417	1,064
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,090	1,176	181	6,447
Commercial mortgage loans (1)	1,278	724	15	2,017
Middle market loans (1)	4,537	458	0	4,995
Other investments:
Policy loans	172	23	0	195
Short-term investments (2)	694	187	935	1,816
Limited partnerships	1,804	199	142	2,145
Other	0	30	0	30
Total investments	91,519	14,769	3,530	109,818
Cash and cash equivalents	1,488	492	2,730	4,710
Total investments and cash	$93,007	$15,261	$6,260	$114,528
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$81,793	$14,910	$1,993	$98,696
Held to maturity, fixed maturity securities, at amortized cost (1)	22,000	0	0	22,000
Equity securities	714	226	663	1,603
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,226	1,020	45	5,291
Commercial mortgage loans (1)	1,217	669	8	1,894
Middle market loans (1)	4,297	304	0	4,601
Other investments:
Policy loans	216	20	0	236
Short-term investments (2)	590	302	834	1,726
Limited partnerships	1,534	169	155	1,858
Other	0	22	0	22
Total investments	116,587	17,642	3,698	137,927
Cash and cash equivalents	2,053	681	2,317	5,051
Total investments and cash	$118,640	$18,323	$6,015	$142,978
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.6%	1.5%	1.0%	.9%
AA	5.4	5.6	5.1	5.2
A	67.6	67.7	68.9	68.5
BBB	23.0	22.8	22.5	22.8
BB or lower	2.4	2.4	2.5	2.6
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2022, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2022.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
JP Morgan Chase and Co.	A	$197	$160	$(37)
Investcorp Capital Limited	BB	305	273	(32)
Autostrade Per Litalia Spa	BB	137	106	(31)
KLM Royal Dutch Airlines	B	122	93	(29)
Banco de Chile	A	138	112	(26)
Oracle Corp	BBB	173	148	(25)
Prologis LP	A	159	136	(23)
AXA	BBB	235	215	(20)
Morgan Stanley	A	124	104	(20)
GLP Pte Ltd.	BBB	104	85	(19)

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

Below-Investment-Grade Investments

	September 30, 2022
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$306	$305	$273	$(32)
Pemex Project Funding Master Trust	207	207	208	1
Commerzbank	173	131	183	52
KLM Royal Dutch Airlines	138	122	93	(29)
Telecom Italia SpA	138	138	163	25
Autostrade Per Litalia Spa	138	137	106	(31)
Apache Corporation	138	104	126	22
Howmet Aerospace Inc.	100	64	90	26
IKB Deutsche Industriebank AG	90	43	69	26
Generalitat de Catalunya	55	22	55	33
Other Issuers	193	187	165	(22)
Subtotal (2)	1,676	1,460	1,531	71
High yield corporate bonds	785	620	675	55
Middle market loans	4,710	4,555	4,558	3
Grand Total	$7,171	$6,635	$6,764	$129
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

	September 30, 2022
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$40,260	$4,041	$(1,166)	$43,135	45.4%
Municipalities	2,463	279	(145)	2,597	2.8
Mortgage- and asset-backed securities	1,963	128	(82)	2,009	2.2
Public utilities	7,037	622	(268)	7,391	8.0
Electric	5,718	511	(191)	6,039	6.5
Natural Gas	229	33	(10)	251	.3
Other	532	40	(42)	529	.6
Utility/Energy	558	38	(25)	572	.6
Sovereign and Supranational	1,206	147	(14)	1,339	1.3
Banks/financial institutions	8,815	712	(496)	9,031	10.0
Banking	5,196	489	(290)	5,395	5.9
Insurance	1,702	147	(70)	1,780	1.9
Other	1,917	76	(136)	1,856	2.2
Other corporate	26,757	2,852	(1,383)	28,226	30.3
Basic Industry	2,358	296	(107)	2,546	2.7
Capital Goods	3,147	269	(195)	3,222	3.6
Communications	2,711	346	(90)	2,967	3.1
Consumer Cyclical	2,174	243	(68)	2,349	2.5
Consumer Non-Cyclical	5,988	582	(322)	6,247	6.7
Energy	2,550	379	(91)	2,838	2.9
Other	1,263	108	(88)	1,284	1.4
Technology	3,573	237	(233)	3,578	4.0
Transportation	2,993	392	(189)	3,195	3.4
Total fixed maturity securities	$88,501	$8,781	$(3,554)	$93,728	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$72,693	$76,937	$88,552	$103,034
Equity securities	854	854	950	950
Total publicly issued	73,547	77,791	89,502	103,984
Privately issued securities: (2)
Fixed maturity securities (3)	15,808	16,791	18,817	22,531
Equity securities	210	210	653	653
Total privately issued	16,018	17,001	19,470	23,184
Total investment securities	$89,565	$94,792	$108,972	$127,168
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2022	December 31, 2021
Privately issued reverse-dual currency securities	$3,707	$4,784
Publicly issued collateral structured as reverse-dual currency securities	1,267	1,596
Total reverse-dual currency securities	$4,974	$6,380
Reverse-dual currency securities as a percentage of total investment securities	5.6%	5.9%
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

The following table presents metrics related to Aflac Japan's U.S. dollar-denominated hedge program and the Parent Company's enterprise corporate hedging program, including associated amortized hedge costs/income, for the periods ended September 30. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months		Nine Months
	2022	2021	2022	2021
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$4.1	$6.4	$4.1	$6.4
Weighted average remaining tenor (in months) (2)	3.7	3.7	3.7	3.7
Amortized hedge income (cost) for period (in millions)	$(10)	$(13)	$(36)	$(42)
FX Options
FX option notional at the end of period (in billions) (1)	$13.5	$8.0	$13.5	$8.0
Weighted average remaining tenor (in months) (2)	3.2	3.6	3.2	3.6
Amortized hedge income (cost) for period (in millions)	$(18)	$(7)	$(48)	$(13)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$5.0	$5.0	$5.0	$5.0
Weighted average remaining tenor (in months) (2)	11.9	12.2	11.9	12.2
Amortized hedge income (cost) for period (in millions)	$20	$14	$46	$49
FX Options
FX option notional at the end of period (in billions) (1)	$1.7	$2.0	$1.7	$2.0
Weighted average remaining tenor (in months) (2)	6.1	7.2	6.1	7.2
Amortized hedge income (cost) for period (in millions)	$(1)	$(1)	$(2)	$(4)
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

	September 30, 2022		December 31, 2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$13,845	$15,780	$17,615	$20,478
Equity securities	40	40	24	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	5,090	5,044	4,226	4,293
Commercial mortgage and other loans	1,278	1,140	1,217	1,265
Middle market loans (floating rate)	4,536	4,533	4,297	4,352
Other investments	1,805	1,805	1,534	1,534
Total U.S. Dollar Program	26,594	28,342	28,913	31,946
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,015	2,689	2,236	3,328
Total U.S. dollar-denominated investments in Aflac Japan	$28,609	$31,031	$31,149	$35,274
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of September 30, 2022, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

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

As of September 30, 2022, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $10.7 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net cash inflows (outflows)	$(78)	$(14)	$(720)	$88

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $10.3 billion as of September 30, 2022, with hedging instruments comprised of $3.6 billion of yen-denominated debt and $6.7 billion of foreign currency forwards and options, compared with $10.2 billion as of December 31, 2021, with hedging instruments comprised of $3.3 billion of yen-denominated debt and $6.9 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the nine-month periods ended September 30, 2022 and 2021, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2022	December 31, 2021	% Change
Aflac Japan	$4,931	$6,233	(20.9)%	(1)
Aflac U.S.	3,224	3,292	(2.1)
Total	$8,155	$9,525	(14.4)%
(1) Aflac Japan’s deferred policy acquisition costs decreased .4% in yen during the nine months ended September 30, 2022.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	September 30, 2022	December 31, 2021	% Change
Aflac Japan	$74,822	$93,613	(20.1)%	(1)
Aflac U.S.	12,062	11,916	1.2
Other	236	276	(14.5)
Intercompany eliminations(2)	(580)	(733)	(20.9)
Total	$86,540	$105,072	(17.6)%
(1) Aflac Japan’s policy liabilities increased .6% in yen during the nine months ended September 30, 2022.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments in the third quarter of 2022. Aflac Japan recognized an expense of ¥.9 billion and ¥1.8 billion for the nine-month periods ended September 30, 2022 and 2021 for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the nine-month periods ended September 30, 2022 and 2021 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes in 2021, unallocated proceeds of which contribute to total cash but are not intended to support holding company liquidity. The Company remains committed to prudent liquidity and capital management. At September 30, 2022, the Company held $4.7 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2022	2021
Management fees paid by subsidiaries	$97	$96
Dividends declared or paid by subsidiaries	1,923	2,016

The following table details Aflac Japan remittances, which are included in the totals above, for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2022	2021
Aflac Japan management fees paid to Parent Company	$45	$44
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,623	1,776
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥216.9	¥195.6

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of September 30, 2022, the Parent Company and Aflac had four lines of credit with third parties and ten intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2022. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of September 30, 2022, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2021 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2022	2021
Operating activities	$2,846	$4,181
Investing activities	(847)	(1,171)
Financing activities	(2,256)	(1,897)
Exchange effect on cash and cash equivalents	(84)	(46)
Net change in cash and cash equivalents	$(341)	$1,067

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2022, Aflac U.S. borrowed and repaid $426 million under this program. As of September 30, 2022, Aflac U.S. had outstanding borrowings of $592 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

In September 2022, the Parent Company issued four series of senior notes totaling ¥73.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥33.4 billion, bears interest at a fixed rate of 1.075% per annum, payable semi-annually, and will mature in September 2029. The second series, which totaled ¥21.1 billion, bears interest at a fixed rate of 1.320% per annum, payable semi-annually, and will mature in December 2032. The third series, which totaled ¥6.5 billion, bears interest at a fixed rate of 1.594% per annum, payable semi-annually, and will mature in September 2037. The fourth series, which totaled ¥12.0 billion, bears interest at a fixed rate of 2.144% per annum, payable semi-annually, and will mature in September 2052. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in September 2029, December 2032 and September 2037 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after June 14, 2029, June 14, 2032 and March 14, 2037, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In August 2022, the Parent Company renewed a senior term loan facility with a commitment amount totaling ¥107.0 billion. The first tranche of the facility, which totaled ¥11.7 billion, bears interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in August 2027. The applicable margin ranges between .225% and .625%, depending on the Parent Company's debt ratings as of the date of determination. The second tranche, which totaled ¥25.3 billion, bears interest at a rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in August 2029. The applicable margin ranges between .325% and .725%, depending on the Parent Company's debt ratings as of the date of determination. The third tranche, which totaled ¥70.0 billion, bears interest at a rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in August 2032. The applicable margin ranges between .475% and 1.025%, depending on the Parent Company's debt ratings as of the date of determination.

In September 2022, the Parent Company used a portion of the net proceeds from its September 2022 issuance of various series of senior notes and the August 2022 senior term loan facility to redeem $750 million of its 3.625% senior notes due November 2024.

See Note 8 of the Notes to the Consolidated Financial Statements for further information on the debt activity discussed above.

Cash returned to shareholders through treasury stock purchases and dividends was $2.5 billion during the nine-month period ended September 30, 2022, compared with $2.3 billion during the nine-month period ended September 30, 2021.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2022	2021
Treasury stock purchases	$1,801	$1,676
Number of shares purchased:
Share repurchase program	30,249	32,186
Other	354	419
Total shares purchased	30,603	32,605

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2022	2021
Stock issued from treasury:
Cash financing	$15	$13
Noncash financing	45	43
Total stock issued from treasury	$60	$56
Number of shares issued	1,109	1,424

As of September 30, 2022, a remaining balance of 25.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

In August 2022, the IRA was signed into U.S. law. Effective January 1, 2023, the law will impose a 1% excise tax on the Company’s repurchases of its common stock.

Cash dividends paid to shareholders were $.40 per share in the third quarter of 2022, compared with $.33 per share in the third quarter of 2021. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2022	2021
Dividends paid in cash	$740	$647
Dividends through issuance of treasury shares	28	23
Total dividends to shareholders	$768	$670

In October 2022, the board of directors declared the fourth quarter cash dividend of $.40 per share, an increase of 21.2% compared with the same period in 2021. The dividend is payable on December 1, 2022 to shareholders of record at the close of business on November 16, 2022.

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

As of September 30, 2022, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2022, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 78% of its liabilities are reported as of September 30, 2022, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the nine months ended September 30, 2022. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2021 Annual Report.

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

The following table presents the expected impacts from the adoption of ASU 2018-12 to the Company's previously reported operating ratios.

Year ended December 31, 2021

	As Previously Reported	As Adjusted
Aflac Japan: (1)
Ratios to total premiums:
Benefits and claims, net	67.0%	67.9%
Ratios to total adjusted revenues:
Total adjusted expenses	21.6	20.5
Aflac U.S.:
Ratios to total premiums:
Benefits and claims, net	43.6%	47.0%
Ratios to total adjusted revenues:
Total adjusted expenses	39.5	38.4
(1) Includes the impact of the deferred profit liability reclassification discussed in Note 1 of the Notes to the Consolidated Financial Statements.

For the year ended December 31, 2021, as restated under the new ASU, benefit ratios are higher for Aflac Japan and Aflac U.S., while expense ratios are modestly lower due to amortizing deferred acquisition costs at a slower rate. This results in a slightly higher pretax profit margin for Aflac Japan and a modestly lower pretax profit margin for Aflac U.S. The pre-adoption and restated ratios presented above reflect the deferred profit liability reclassification discussed in Note 1 of the Notes to the Consolidated Financial Statements.

Prior to adoption of the ASU, pandemic-related low claim experience is recognized in earnings in the reporting period when low claims are experienced, whereas under the new ASU, this pandemic-related low claim experience is recognized in line with experience-related remeasurement and potentially through annual assumptions updates, i.e., partially during the reporting period with the remainder recognized over the remaining expected life of each cohort.

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

Changes in Internal Control Over Financial Reporting

During the third fiscal quarter of 2022, the Company executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the reasonableness of the estimated impact to the Company's accumulated other comprehensive income and retained earnings that is expected at the transition date of January 1, 2021 and the restated 2021 amounts upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The Company will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023.

Effective July 1, 2022, the Company changed the valuation process for derivatives associated with variable interest entities within the investment portfolio. At the same time, the Company also implemented enhanced controls to validate the methodology used and the overall reasonableness of the valuations for the derivatives associated with variable interest entities included in the Company's financial statements, including verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.

Except for the change in controls over the Company's implementation of LDTI and the change in controls over valuation of derivatives associated with variable interest entities, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the first nine months of 2022, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,933,400		$61.87	1,933,400	53,895,617
February 1 - February 28	3,183,212		63.58	2,845,206	51,050,411
March 1 - March 31	3,233,866		61.93	3,228,600	47,821,811
April 1 - April 30	2,592,239		62.98	2,589,500	45,232,311
May 1 - May 31	4,284,400		57.22	4,284,400	40,947,911
June 1 - June 30	4,315,931		56.12	4,310,888	36,637,023
July 1 - July 31	3,670,800		55.40	3,670,800	32,966,223
August 1 - August 31	3,983,200		61.37	3,983,200	28,983,023
September 1 - September 30	3,406,571		59.47	3,403,200	25,579,823
Total	30,603,619	(1)	$59.58	30,249,194	25,579,823
(1) During the first nine months of 2022, 354,425 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	4.1	-	Thirty-Fourth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.075% Senior Note due 2029) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.1.
	4.2	-	Thirty-Fifth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.320% Senior Note due 2032) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.2.
	4.3	-	Thirty-Sixth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.594% Senior Note due 2037) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.3.
	4.4	-	Thirty-Seventh Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.144% Senior Note due 2052) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.4.
	10.1*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020.
	10.2*	-	First Amendment to the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
	31.1	-	Certification of CEO dated November 1, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated November 1, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated November 1, 2022, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CDS	Credit Default Swap
CML	Commercial Mortgage Loan
CSA	Credit Support Annex
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
DST	Delaware Statutory Trust
EPS	Earnings Per Share
FASB	Financial Accounting Standard Board
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
IRA	Inflation Reduction Act of 2022
ISDA	International Swaps and Derivatives Association, Inc.
ISO	Incentive Stock Option
Japan Post Group	Japan Post Holdings, Japan Post Co. and Japan Post Insurance, collectively
Japan Post Holdings	Japan Post Holdings Co., Ltd.
Japan Post Co.	Japan Post Co. Ltd
Japan Post Insurance	Japan Post Insurance Co., Ltd.
JGB	Japan Government Bond
LDTI	Long-Duration Targeted Improvements
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MML	Middle Market Loan
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSO	Non-qualifying Stock Option
NRSRO	Nationally Recognized Statistical Rating Organization
OTC	Over-the-Counter
PD	Probability-of-Default
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
ROE	Return on Equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMR	Solvency Margin Ratio
SOFR	Secured Overnight Financing Rate
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDR	Troubled Debt Restructuring
TRE	Transitional Real Estate Loan
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity

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

Aflac Incorporated

November 1, 2022	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

November 1, 2022	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer