Form 10-K
period 2022-12-31
AFLAC INC
filed 2023-02-24
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022, was $34,906,869,651.
The number of shares of the registrant’s common stock outstanding at February 16, 2023, with $.10 par value, was 612,208,648.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2022

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
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing interpretations applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•major public health issues, including COVID-19 and any resulting or coincidental economic effects, on the Company's business and financial results
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems and on successful execution of revenue growth and expense management initiatives
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

Item 1. Business

ITEM 1. BUSINESS
OVERVIEW

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. The Parent Company and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. When a policyholder or insured gets sick or hurt, the Company pays cash benefits fairly and promptly for eligible claims. Throughout its 67-year history, the Company’s supplemental insurance policies have given policyholders the opportunity to focus on recovery, not financial stress.

The Company has continued to develop and expand its product offerings over time. In Japan, the Company is cultivating an innovation-driven culture to meet the rapidly changing customer and societal needs. Through acquisitions completed in 2019 and 2020, the Company expanded its U.S. product offerings to network dental and vision and employer paid group life and disability. The Company has also been investing in new distribution opportunities through acquisitions and partnerships. In recent years, the Company has pivoted to digital sales methods and accelerated related digital investments. For information on the reporting segments see the Result of Operations by Segment section of Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
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

REVENUE-GENERATING ACTIVITIES

The Company's strategy for growth in the U.S. and Japan has remained straightforward and consistent for many years. The Company develops relevant supplemental health insurance products offering financial protection from the rising out-of-pocket expenses associated with medical events that are not covered by the insureds' primary coverage. The Company also offers a complement of other voluntary health and life insurance products to fit the needs of its customers. Additionally, the Company aims to obtain more customers by selling where the customer prefers to purchase protection, whether through an agent or broker, a distribution partner or directly from the Company. To help promote its insurance products, the Company’s marketing campaigns feature the Aflac Duck.

LONG-TERM GROWTH STRATEGY

Item 1. Business

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

The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The primary insurance subsidiary in the Aflac Japan segment is Aflac Life Insurance Japan Ltd. (ALIJ). Aflac U.S. includes the insurance subsidiaries American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC); and Aflac Benefits Solutions (ABS), formerly Argus Dental & Vision, Inc., which provides a platform for Aflac Dental and Vision in the U.S.
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

Insurance Products

Aflac Japan's third sector insurance products are supplemental products designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. In addition, since 2020, the pandemic has accelerated digitization and significantly heightened customer awareness of potential financial and health care burdens. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products, such as a nursing care product introduced in 2021 and work leave insurance introduced in 2022. The focus at Aflac Japan remains on maintaining leadership in third sector insurance products that are less interest rate sensitive and have strong and stable margins. At the same time, Aflac Japan complements this core business with similarly profitable first sector protection products as outlined below.

Third Sector Insurance Products

Cancer

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

Medical and Other Health

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

Item 1. Business

Other

Nursing Care Insurance Aflac Japan's Nursing Care Insurance provides coverage for out-of-pocket costs incurred when receiving public nursing care services.

Work Leave Insurance Aflac Japan’s Work Leave Insurance offers benefits for relatively short-term hospitalization and home care associated with work leave of less than a year. It is a product that meets the growing need for leave benefits, especially for employees of small and medium-sized companies.

First Sector Insurance Products

Life

Protection-Type Life Insurance

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

Savings-Type Life Insurance

WAYS and Child Endowment WAYS is an insurance product which has features that allow policyholders to convert a portion of their life insurance to medical, nursing care or fixed annuity benefits at a predetermined age. Aflac Japan's child endowment insurance product offers a death benefit until a child reaches age 18. This product also pays a lump-sum at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. In November 2022, Aflac Japan refreshed its WAYS and Child Endowment products and began to actively promote sales of these products after having curtailed sales of both products beginning in 2013.

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by approximately 7,400 sales agencies at the end of 2022, with approximately 110,000 licensed sales associates employed by those agencies, including individual agencies.

Dai-ichi Life Aflac Japan's alliance with Dai-ichi Life was launched in 2001, and approximately 40,000 Dai-ichi Life representatives offer Aflac's cancer products. Dai-ichi Life is included in Aflac Japan's affiliated corporate agencies distribution channel.

Japan Post Group Aflac Japan's alliance with Japan Post Group, which is included in Aflac Japan's affiliated corporate agencies distribution channel, was launched in 2008. After the alliance strengthened in 2013, the number of postal outlets of Japan Post Co. Ltd. (Japan Post Co.) selling Aflac Japan's cancer product increased to more than 20,000. Japan Post Insurance Co., Ltd. (Japan Post Insurance) offers Aflac Japan cancer products through its 76 directly managed offices. Additionally, in April 2022, approximately 10,000 employees of Japan Post Co. were transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that the transferred employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan cancer products but will not include sales of other financial products. See the "Aflac Japan Segment" subsection of MD&A for more about this alliance.

Daido Life In 2013, Aflac Japan and Daido Life Insurance entered into an agreement for Daido to sell Aflac Japan's cancer insurance products specifically to the Hojinkai market, which is an association of small businesses. Currently, Daido also sells Aflac Japan's cancer insurance products to the market in the tax payment association, which is a not-for-profit association for small businesses to support tax related matters. Daido Life is included in Aflac Japan's affiliated corporate agencies distribution channel.

Item 1. Business

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. At December 31, 2022, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

Competitive Markets

The Company competes with other insurance carriers through policyholder service, price, product design and sales efforts, as the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the deregulation of the Japan market in 2001. However, based on Aflac Japan's size of annualized premiums in force and diversified distribution network, the Company believes it is well-positioned to continue to adapt to increased competition. Furthermore, the Company believes the continued development and maintenance of operating efficiencies will allow Aflac Japan to offer affordable products that appeal to consumers. The Company believes Aflac Japan will remain a leading provider of third sector products such as cancer and medical insurance coverage in Japan, principally due to its experience in the market, well-known brand, low-cost operations, expansive marketing system and product expertise.

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

▪Privacy and Cybersecurity

With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities. The FSA updated its guidelines regarding cybersecurity in February 2022.

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

Accident

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

Critical Care

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

Dental and Vision

Dental and Vision Insurance Aflac U.S. offers network dental and vision products on a group basis and fixed-benefit coverage on both an individual and group basis. Aflac Vision NowSM is an individually issued policy which provides fixed benefits for serious eye health conditions and loss of sight as well as coverage for corrective eye materials and exam benefits.

Life

Life Insurance Aflac U.S. offers term- and whole-life policies on both an individual and group basis.

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

Item 1. Business

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

Government Regulation

State Insurance Regulation The Parent Company and its U.S. insurance subsidiaries, Aflac, CAIC, TOIC (Nebraska-domiciled insurance companies), Aflac New York (a New York-domiciled insurance company) and ABS (a licensed third party administrator in most U.S. jurisdictions and a pre-paid limited health service organization in Florida) are subject to state regulations in the U.S. as an insurance holding company system. Such regulations generally provide that certain transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.

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

Item 1. Business

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2020, the NDOI and New York State Department of Financial Services (NYSDFS) conducted full-scope, risk-focused financial examinations on their respective state domiciled insurance entities. The examinations covered the reporting period January 1, 2016 – December 31, 2019. There were no material findings contained in the NDOI or NYSDFS final exam reports. In 2023, the NYSDFS will commence a routine market conduct examination on Aflac New York of the five-year period ended December 31, 2022.

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

Item 1. Business

•Privacy and Cybersecurity

In the absence of a comprehensive federal privacy law, states are making a push towards privacy legislation. Personally identifiable information is used in support of many of the Company's business processes. For many years, the standard for protection and treatment of that data was benchmarked by privacy and security provisions of the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). As consumers have grown more concerned about the protection of their data, as well as how their data is used by an organization, many jurisdictions within and outside of the U.S. have created legislation and issued regulations that apply or may in the future apply to aspects of Aflac U.S. operations and allow consumers the right to access, correct, delete and the right to opt out of sales or use of their data. Examples of these types of legislation include the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the UK General Data Protection Regulation (UK GDPR), the UK Data Protection Act of 2018 (UK DPA) and most recently, going into effect in 2023, the Connecticut Data Privacy Act (CDPA), the Utah Consumer Privacy Act (UCPA), the Virginia Consumer Data Protection Act (VCDPA) and the Colorado Privacy Act (CPA).

Cybersecurity continues to be an area of evolving focus for legislation and regulatory activity. Industry regulators as well as the federal government have updated existing standards and increased their focus on enforcement. For example, the National Institute of Standards and Technology (NIST) issued enhanced security guidelines of the software supply chain and NYSDFS published increased security guidelines related to ransomware.

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

CORPORATE AND OTHER

The Company's other operations include the Parent Company, Aflac Global Ventures LLC and its subsidiaries, asset management subsidiaries, results of reinsurance activities and a printing subsidiary.
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
In 2022, the Company established Aflac Re Bermuda Ltd. (Aflac Re Bermuda), a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. Aflac Re Bermuda is subject to regulation in Bermuda, where the Bermuda Monetary Authority (BMA) has broad administrative powers relating to granting and revoking licenses to transact reinsurance business, approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices.
In 2020, the Company purchased newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada, resulting in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The shares were registered for resale and, pursuant to the Shareholder Agreement, subject to certain exceptions, the Company has agreed that it will not transfer its shares of Trupanion, Inc. common stock during a restricted period ending on November 13, 2023. The Company also entered into an alliance agreement with Trupanion, Inc. to sell pet insurance in worksites in the U.S., subject to certain exceptions, and to explore on an exclusive basis potential

Item 1. Business

distribution opportunities for pet insurance in Japan. On November 10, 2022, the Company and Trupanion announced a joint venture between ALIJ and Trupanion to provide pet insurance in Japan.
For additional information on the Company's other operations, see the "Corporate and Other" subsection of the MD&A and Note 8 in the Notes to the Consolidated Financial Statements.
HUMAN CAPITAL

The Company’s overarching human capital philosophy is, “If you take care of your employees, your employees will take care of the business.” As of December 31, 2022, Aflac Japan had 6,996 employees, Aflac U.S. had 4,839 employees, and the Company's other operations had 1,047 employees. The Company's compensation and benefit expense totaled approximately $1.9 billion in 2022, compared with approximately $2.0 billion in 2021. The Company believes its employee relations are generally satisfactory.

Talent

The Company uses internal and external resources to attract, retain and develop talent across a variety of backgrounds and demographics.

Aflac Japan seeks diverse talent through annual recruitment of new university graduates as well as mid-career recruitment of those with specialty skills or expertise. For its employees, Aflac Japan implements standard and unified training and development programs focusing on a range of business skills. For example, Aflac Japan’s Leadership Program allows select managers to participate in a comprehensive training program to learn about innovation and the global business environment. Aflac Japan implemented a human capital management system, beginning in January 2021 with managers and more senior leadership positions and in January 2022 with all other employees. Under the new system, employees have access to descriptions and necessary skills for all job positions across the Company and are able to more proactively design their careers.

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

Health and Wellness

In 2022, Aflac Japan was certified, for the fifth consecutive year, as one of the top 500 Leading Companies in Health and Productivity Management under the Certified Health & Productivity Management Outstanding Organizations Recognition Program with Japan's Ministry of Economy, Trade and Industry. This certification is awarded for best practices in employee health management, strategically focused work style and development of a socially appreciative work environment. Aflac Japan's current certification was in recognition of wide-ranging initiatives including a walking campaign, online seminars focused on improving health literacy, efforts to improve lifestyle habits such as support for smoke-free efforts, promotion of cancer screening, as well as COVID-19 control measures, including flexible working arrangements, workplace environment improvements and vaccination support.

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

Item 1. Business

Diversity, Equity & Inclusion

The Company’s corporate culture reflects its commitment to diversity, equity and inclusion at all levels of the Company. For example:

•As of December 31, 2022, women account for 54% of Aflac Japan employees and 33% of those in leadership roles. Women also held 19% of senior management roles. Aflac Japan's goal is to further increase the percentage of women in line manager positions by 2025.

•As of December 31, 2022, 49% of Aflac U.S. and the Parent Company employees located in the U.S. were people of color and 66% were women. Women also occupied 50% of leadership roles located in the U.S. and 31% of senior management roles. In 2022, 62% of new hires located in the U.S. were people of color and 69% were women.

•Established in 2009, Aflac Heartful Services Co., Ltd. (Aflac Heartful Services), a subsidiary of Aflac Japan, promotes the hiring of employees with disabilities. Aflac Heartful Services has established a barrier-free work environment and provides, among other things, specialized training, specially-trained supervisors and development opportunities to support those with disabilities. Of Aflac Heartful Services’ 154 employees as of December 31, 2022, 124 have a disability. Aflac Heartful Services supports these employees with the assistance of advisors for long-term career support.

•Both Aflac Japan and Aflac U.S. have created diversity councils that include employees from various levels that meet regularly to discuss activities and initiatives. The councils are designed to create avenues in which employees can communicate and appreciate one another’s cultural differences.

•Women and people of color comprise approximately 64% of the Parent Company’s board of directors.

Employee Engagement and Culture

The Company strives to have an engaged employee culture by developing programs including career development support and programs emphasizing work life balance. Each year, Aflac Japan conducts a human capital engagement survey in which all employees answer questions about the company and their organization to measure engagement across the company and detect organizational issues. The results of the survey are reported to Aflac Japan's Human Capital Management Committee to identify issues, formulate enhancement/improvement measures and implement them. Aflac U.S. provides an employee engagement survey every other year to employees to gather their views on company culture and satisfaction, and works with its leadership to monitor continuous improvements and enhance the employee experience.

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac, from 2017 until 2018; President, Aflac Incorporated, from 2018 until 2020	71

Steven K. Beaver	Senior Vice President, Chief Financial Officer, Aflac U.S., since 2019; Senior Vice President, Financial Planning and Analysis, Aflac Incorporated, from 2018 until 2019; Senior Vice President, Global Strategic Projects, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2017 until 2018	58

Max K. Brodén	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2020; Executive Vice President, Aflac, since 2020; Treasurer, Aflac, since 2017; Treasurer, Aflac Incorporated from 2017 until 2021; Senior Vice President, Aflac Incorporated and Aflac, from 2017 until 2020	44

Frederick J. Crawford	President and Chief Operating Officer, Aflac Incorporated, since 2020; Executive Vice President, Chief Financial Officer, Aflac Incorporated, from 2015 until 2020	59

J. Todd Daniels	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2018; Executive Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, from 2016 until 2018	52

Bradley E. Dyslin	Executive Vice President, Global Chief Investment Officer, Aflac, since 2023; President, Aflac Asset Management LLC, since 2023; Deputy Global Chief Investment Officer, Aflac, from 2021 until 2023; Senior Managing Director, Global Head of Credit and Strategic Investment Opportunities, Aflac, from 2017 until 2021	57

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010	56

Masatoshi Koide	President and Representative Director, Aflac Japan, since 2018; President and Chief Operating Officer, Aflac Japan from 2017 until 2018	62

Charles D. Lake, II	President, Aflac International, since 2014; Chairman and Representative Director, Aflac Japan, since 2018; Chairman, Aflac Japan, from 2008 until 2018	61

Virgil R. Miller	President, Aflac U.S., since 2023; Deputy President, Aflac U.S., from 2022 until 2023; Executive Vice President, President of Group and Individual Benefits Division, Aflac U.S., from 2021 until 2022; Executive Vice President, Chief Operating Officer, Aflac U.S., from 2018 until 2021; Senior Vice President, Chief Administrative Officer, Aflac U.S., from 2016 until 2018	54

Albert A. Riggieri	Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, since 2018; Senior Vice President, Corporate Actuary, Aflac, from 2016 until 2018	67

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014	58
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

The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the U.S. and Japan. Economies globally experienced significant inflation in 2022, with inflation rates and impact varying by country. Central bank and government efforts to control inflation, through reductions in stimulus and asset purchases as well as interest rate increases, have resulted in a decline in economic activity globally. Supply chain issues remaining from the COVID-19 pandemic, as well as geopolitical events, have contributed to inflation and volatility in energy prices. Although some markets have proven resilient in the face of inflation control measures, continued weakening of global financial markets impacts the creditworthiness and value of the Company's existing investment portfolio, influences opportunities for new investments, and may contribute to generally weak economic fundamentals, which can have a negative impact on its results of operations and financial positions.

The Company's investments are vulnerable to adverse market developments such as asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks. The Company has evaluated its holdings and identified investments in areas such as commercial real estate, including mortgages, consumer discretionary spending, issuers with higher leverage, and emerging markets issuers as the most exposed to rising interest rates, an economic downturn and the continuing effects of the COVID-19 global pandemic. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults and the Company has examined in each case whether a reduction in size of the holding is appropriate. In addition, volatility in oil prices could have a continued adverse impact on issuers in the energy sector. While the Company has identified assets impacted or expected to be impacted by rising interest rates and economic contraction, other investments not identified to date may also be impacted. The availability of new investments in certain private market asset classes, such as middle market loans, commercial mortgages and transitional real estate, has been and may continue to be limited. While interest rates have increased in the U.S. and other regions, interest rates in Japan remain low, and the difference between U.S. and Japan rates has increased. A prolonged period of low interest rates in other countries, particularly Japan, remains a risk that could result in new investments generating lower yields than in prior periods. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. In addition, the increase in the difference between interest rates in the U.S. and Japan contributed to a weakening of the yen over 2022, which had the effect of suppressing the Company's current period results in relation to the comparable prior period. The increase in the difference between U.S. dollar and yen interest rates also contributes to increasing costs of hedging currency risk of U.S. dollar-denominated investments held by Aflac Japan. The Company is not able to predict the ultimate impact of inflation, interest rate increases, interest rate differences and other changing market conditions on the Company’s investments and hedging programs. See the risk factor below entitled, “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” for more information. See the “Investments” and “Results of Operations by Segment” sections of Item 7, MD&A, for more information.

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

Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, and strain with the U.S. supply chain all affect the business and economic environment and, indirectly, the amount and profitability of the Company's business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as Aflac that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead the Company's customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage. Further, Aflac U.S. may experience higher rates of policy lapses during periods of increased job turnover and workforce mobility within the U.S. economy. The above factors could adversely affect the Company's net earned premiums, results of operations and financial condition. The Company is unable to predict the course of the global financial markets or the recurrence, duration or severity of disruptions in such markets.

See the risk factor entitled "Major public health issues, including COVID-19 and any resulting or coincidental economic effects, could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business" for more information.

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

Item 1A. Risk Factors
dividends and capital deployment. The Company is also subject to the risk that any collateral providing credit enhancement to the Company's investments could deteriorate.

The Company is also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of the Company's existing portfolio, create unrealized losses on its investment portfolio, and reduce the Company's adjusted capital position and/or the dividend capacity of the Company's insurance subsidiaries. A tightening of credit spreads could reduce the net investment income available to the Company on new credit investments. Increased market volatility also makes it difficult to value certain of the Company's investment holdings. For more information, see the "Critical Accounting Estimates" section of Item 7, MD&A, and the "Credit Risk" subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time the Company's products were priced and the related reserving assumptions were established. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have also reduced the level of investment income earned by the Company. While interest rates currently are rising in the U.S. and other regions, interest rates in Japan remain low, and the Company's overall level of investment income will continue to be negatively impacted from Japan’s low interest rates and from investments made prior to the start of recent rate increases. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. Prolonged periods of low interest rates also heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio include investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates decreases the fair value of the Company's debt securities.

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

Conversely and concurrently, a rise in interest rates would improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. However, rising interest rates negatively impact the fair values of the Company's fixed maturity investments which results in reductions to the Company's overall equity. Significant increases in interest rates could cause declines in the values of the Company's investment portfolio which have a secondary impact on the Company's overall evaluation of its deferred tax asset position. An increase in the differential of short-term U.S. and Japan interest rates would also increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. Further, some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values, and a rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. Rising interest rates also negatively impact capital ratios in certain jurisdictions because unrealized losses on the available-for-sale investment portfolio factor into the ratio. In addition to the unrealized losses negatively impacting capital ratios, significant unrealized losses could impact the amount of dividends that could be paid under local regulations, including in Japan. For Aflac Japan, rising interest rates and widening credit spreads, which go to reduce the fair value of Aflac Japan’s fixed-maturity investments, when combined with a strengthening yen, and the resulting decrease in the yen value of Aflac Japan’s U.S. dollar-denominated fixed-maturity investments, have a negative impact to SMR. For regulatory accounting purposes for Aflac Japan, there are also certain requirements for realizing impairments that could be triggered

Item 1A. Risk Factors
by rising interest rates, negatively impacting Aflac Japan's regulatory earnings and corresponding dividends and capital deployment.

The Company’s floating rate investments typically bear interest based on the U.S. Dollar (USD) London Interbank Offered Rate (LIBOR), although the Company’s more recent loan acquisitions bear interest based on the Secured Overnight Financing Rate (SOFR). Investments bearing interest based on LIBOR are expected to transition to a rate based on SOFR or another reference rate prior to the USD LIBOR cessation date of June 30, 2023. The upcoming cessation of USD LIBOR as an interest rate benchmark may create uncertainty in the valuation of USD LIBOR-based loans, derivatives, and other financial contracts. The Company is unable to predict with certainty how the upcoming cessation of USD LIBOR may impact markets, pricing, liquidity and other factors or the Company's activities.

See the "Interest Rate Risk" subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk for more information.

The Company's concentration of business in Japan poses risks to its operations and financial condition.

The Company's operations in Japan, including net investment gains and losses on Aflac Japan's investment portfolio, accounted for 69% of the Company's total revenues in 2022, compared with 69% in 2021 and 68% in 2020. The Japanese operations accounted for 80% of the Company's total assets at December 31, 2022, compared with 82% at December 31, 2021.

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

Investing in U.S. dollar-denominated investments in Aflac Japan also creates an unmatched foreign currency exposure and related capital ratio volatility, as Aflac Japan’s insurance liabilities are yen-denominated. Although the Company engages in certain foreign exchange hedging activities to partially mitigate this risk, and such hedged assets may be used to satisfy yen-denominated insurance liabilities and other business obligations, important risks remain.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. Cumulative net cash settlements on derivatives hedging currency exposure of Aflac Japan's

Item 1A. Risk Factors
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

Due to the size of Aflac Japan, where functional currency is the Japanese yen, fluctuations in the exchange rate between the yen and the U.S. dollar can have a significant effect on the Company's reported financial position and results of operations. Aflac Japan's premiums and a significant portion of its investment income are received in yen, and its claims and almost all expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. Certain unhedged U.S. dollar denominated assets and liabilities held by Aflac Japan are re-measured to yen with the volatility reported in earnings. Furthermore, the yen-denominated balance sheet of Aflac Japan is translated into U.S. dollars for financial reporting purposes with foreign exchange impact reflected in equity. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported financial position and results of operations. Yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms. When the yen strengthens in relation to the U.S. dollar, the yen value of Aflac Japan's unhedged U.S. dollar-denominated investments decreases, resulting in a decrease in SMR. Further, unhedged U.S. dollar-denominated securities held by Aflac Japan are exposed to foreign exchange fluctuations, which also impact SMR. As a result, periods of unusually volatile currency exchange rates could result in limitations on dividends available to the Parent Company.

The Company engages in certain foreign currency hedging activities to hedge the exposure to yen from its net investment in Japanese operations. These hedging activities are limited in scope, and the Company cannot provide assurance that these activities will be effective. In addition, an increase in the difference between short-term U.S. and Japan interest rates would increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. As indicated in the MD&A, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. At the same time, the unhedged U.S. dollar-denominated investment portfolio creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital, including SMR, and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the economic equity surplus in Aflac Japan, but there can be no assurance that this strategy will be successful.

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

Item 1A. Risk Factors
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

Where valuation and interest rates are based on USD LIBOR, the upcoming cessation of USD LIBOR as an interest rate benchmark may create uncertainty in valuation of USD LIBOR-based loans, derivatives and other financial contracts in the pricing of such assets in markets for their sale and disposition.

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

Item 1A. Risk Factors
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

The Company engages in derivative transactions directly with affiliates and unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained. In addition, the Company's cleared swaps result in counterparty exposure to clearing brokers and central clearinghouses; while this exposure is mitigated in part by clearinghouse and clearing broker capital and regulation, no assurance can be provided that these counterparties will fulfill their obligations. The Company also has exposure to counterparties to securities lending transactions in the event they fail to return loaned securities. The Company is also exposed to the risk that there may be a decline in value of securities posted as collateral for securities lending programs or a decline in value of investments made with cash posted as collateral for such programs.

Further, the Company has agreements with various Japanese financial institutions for the distribution of its insurance products. For example, at December 31, 2022, the Company had agreements with 359 banks to market Aflac's products in Japan. Sales through these banks represented 4.0% of Aflac Japan's new annualized premium sales in 2022. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.

The Company has entered into significant reinsurance transactions with large, highly rated counterparties, including affiliates. In addition, Aflac Japan has entered into a reinsurance transaction with Aflac Re Bermuda. (For additional

Item 1A. Risk Factors
information on this transaction, see Note 16 of the Notes to the Consolidated Financial Statements.) Aflac Re Bermuda is a newly formed entity with less capital than external counterparties with which the Company has conducted reinsurance transactions in the past. Negative events or developments affecting any one of these counterparties could have an adverse effect on the Company's financial position or results of operations.

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

Operational-Related Risk Factors

Major public health issues, including COVID-19 and any resulting or coincidental economic effects, could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.

Due to the evolving nature of the COVID-19 pandemic, the COVID-19 pandemic and any resulting or coincidental economic effects could continue to impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. The pandemic may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the "2023 Outlook" section of Item 7, MD&A.

Policies issued by Aflac Japan and Aflac U.S. are primarily sold and enrolled in person through face-to-face interaction. Likewise, recruiting of new agents and brokers largely occurs through in-person contact. The ability of individual agents and agencies, strategic alliance partners, brokers and other distribution partners to make sales in Japan and the U.S. and the ability to conduct agent and broker recruiting has been reduced by efforts to mitigate the effects of the pandemic, and by cultural and workplace changes that were caused by or are coincidental with the pandemic and may be long-term in nature, including social distancing techniques and remote working by employees. These efforts and changes may hinder sales of the Company’s products in Japan and the U.S. The Company cannot predict with certainty the continuing impact of these events on its distribution channels and financial results, but the impact to date has varied between Aflac Japan and Aflac U.S. For example, most Aflac U.S. business customers, and most of the independent agents in its agency channel, are small businesses who may lack the financial resources to weather an economic downturn and may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19. These factors may continue to negatively impact sales beyond 2022. See the risk factors entitled “Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan” and “Difficult conditions in global capital markets and the economy, including those caused by COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business” for more information.

Further, the Company's operations, as well as those of its vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or the mitigation efforts and cultural and workplace changes outlined above. During 2022, the Company implemented return to work plans for Aflac Japan and Aflac U.S. that are adaptable and based upon multiple factors including government orders, guidelines issued by public health authorities, the location and job responsibilities of specific Company personnel, rates of COVID-19 vaccinations, cases and deaths in various localities and other factors. The Company may nevertheless experience operational disruptions.

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

Item 1A. Risk Factors
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

The Company's sales, results of operations and financial condition could be materially adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network of sales associates, brokers, other distribution partners and employees. In the U.S., competition exists for sales associates and brokers with demonstrated ability. Further, low rates of unemployment, such as those currently reflected in the U.S. employment market, tend to make it more difficult for Aflac U.S. to maintain its network of sales associates. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including Japan Post Group. Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019. While Japan Post Group resumed proactive sales of cancer insurance policies on April 1, 2021 and the Company anticipates a gradual improvement of cancer insurance sales through the Japan Post Group channel over the intermediate term, the Company can provide no assurance regarding the ultimate timing or extent of any recovery in such sales. It is uncertain what long-term effect these developments will have on the Company’s results of operations or financial condition, but any such effects could be material. See the "Aflac Japan Segment" section of Item 7. MD&A for more information.

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

Additionally, as the Japan and U.S. employment markets continue to evolve, there is risk that the Company's practices regarding attracting, developing, and retaining employees may not be fully effective. Employees may leave the Company or choose other employers over the Company due to various factors, including a competitive labor market. Although Aflac U.S. has not experienced any material labor shortage to date, it has experienced elevated levels of workforce turnover and there has been an overall tightening of, and increased competition within, the U.S. labor market. These conditions, together with higher levels of inflation may result in increased operating expenses. A sustained labor shortage or continuing increased turnover rates within the Aflac U.S. workforce, due to labor market factors or the state of the U.S. economy, could lead to increased costs of the day-to-day operation of the Aflac U.S. business, the inability to hire and retain employees, or the outsourcing of certain operations. Failure to successfully meet and maintain sufficient levels of employees may diminish the Company's ability to achieve its financial and compliance objectives, both of which are time consuming and personnel-intensive.

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

Item 1A. Risk Factors
The success of the Company's business depends in part on effective information technology systems, on continuing to develop and implement improvements in technology, and on successful execution of revenue growth and expense management initiatives.

The Company's business depends in large part on its technology systems for interacting with employers, policyholders, sales associates, and brokers, and the Company's business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of the Company's information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards including adequate business continuity procedures. As such, the Company is investing in technology and other capabilities to continuously enhance its customer experience, while also seeking to increase efficiencies. The Company is also developing new and innovative products and enhancing existing products. The Company will continue to incur expenses related to, among other things, investments in digital capabilities and product innovation. Further, the Company’s long-term strategy depends on successful operational execution and its ability to execute on its transformational initiatives, including investments in technology and other initiatives intended to grow revenue and control expenses, combined with its ability to achieve efficiencies and attract and retain personnel. If the Company does not maintain the effectiveness of its systems and continue to develop and enhance information systems that support its business processes in a cost-efficient manner, the Company's sales, business retention, operations and reputation could be adversely affected and it could be exposed to litigation, regulatory proceedings and fines or penalties.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business.

The Company stores confidential policyholder, employee, agent, broker, and other proprietary information on its information technology systems. The Company also depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. The Company’s information technology and other systems, as well as those of third party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches, social engineering, phishing, web application attacks, computer viruses or other malicious codes, or other cyber-related attacks, that may result in the failure to adequately maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information. The risk of a cyber incident impacting business operations has grown as third parties continue to develop new and highly sophisticated methods of attack. The Company and its third-parties or vendors have and may continue to experience outages or cyberattacks that disrupt the operations or impact the confidentiality, availability or integrity of information, which may result in operational, legal, regulatory or financial harm. Furthermore, depending upon the type of attack, it could impact the confidentiality, integrity and/or availability of IT systems and data, disrupting business operations and resulting in the loss of consumer confidence. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable, and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these could adversely affect the Company's financial condition or results of operation. Although the minor data leakage issues the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-related attacks. As the Company pursues IT transformation and increased cloud adoption, it inherently exposes the Company to potential cyber related attacks.

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

Item 1A. Risk Factors
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

Past or future misconduct by the Company's employees or employees of third parties (suppliers which are cost-based relationships and alliance partners which are revenue-generating relationships) could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm, and the precautions the Company takes to

Item 1A. Risk Factors
prevent and detect this activity may not be effective in all cases. Despite the Company's published Supplier Code of Conduct, due diligence of the Company's alliance partners, and rigorous contracting procedures (including financial, legal, IT security, and risk reviews), there can be no assurance that controls and procedures that the Company employs will be effective. Additionally, the use of third parties also poses operational risks that could result in financial loss, operational disruption, brand damage, or compliance issues. Inadequate oversight of the Company's third party suppliers due to the lack of policies, procedures, training and governance may lead to financial loss or damage to the Aflac brand.

The use of third party vendors to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors to provide certain business support services and functions, which exposes the Company to risks outside the control of the Company that may lead to business disruptions. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the information systems, facilities or networks of such third-party vendors. Additionally, the Company is at risk of being unable to meet legal, regulatory, financial or customer obligations if the information systems, facilities or networks of a third-party vendor are disrupted, damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cybersecurity incidents, ransomware or other impacts to vendors, including labor strikes, political unrest and terrorist attacks. Since certain third-party vendors conduct operations for the Company outside the U.S., the political and military events in foreign jurisdictions could have an adverse impact on the Company’s outsourced operations. The Company may be adversely affected by a third party vendor who operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

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

Item 1A. Risk Factors
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

Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, that exercise a degree of interpretive latitude, including the FSA and Ministry of Finance (MOF) in Japan, state insurance regulators, the BMA in Bermuda, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the Internal Revenue Service (IRS), in the U.S. The Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may result in non-compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. Further, regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company's financial condition and results of operations. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause the Company to change its views regarding the actions it needs to take from a legal or regulatory risk management perspective. This may necessitate changes to the Company's practices that may, in some cases, limit its ability to grow or otherwise negatively impact the profitability of the Company's business.

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

Item 1A. Risk Factors
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

The Company has made significant investments in the Aflac brand over a long period of time. Because insurance products are intangible, the Company's ability to compete for and maintain policyholders relies to a large extent on consumer trust in the Company's business, including its alliance partners, sales associates and other distribution partners. The perception of unfavorable business practices or financial weakness with respect to the Company, its alliance partners, sales associates or other distribution partners could create doubt regarding the Company's ability to honor the commitments it has made to its policyholders. Such perceptions could also negatively impact the Company’s ability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, and could have a material adverse effect on the Company's sales, results of operations and financial condition. These effects could also result from a perception of a lack of commitment to sustainability efforts and attention to societal impacts, unfavorable positions on items of public policy, or from failure to make progress toward the Company's sustainability goals. Maintaining the Company's stature as a trustworthy insurer and responsible corporate citizen, which helps support the strength of the Company's brand, is critical to the Company's reputation and the failure or perceived failure to do so could adversely affect the Company's brand value, financial condition and results of operations.

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

The Company is a defendant in various lawsuits considered to be in the normal course of business. The final results of any litigation cannot be predicted with certainty, and plaintiffs may seek very large amounts in class actions or other litigation. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows. However, a substantial legal liability or a significant federal, state or other regulatory action against the Company, as well as regulatory inquiries or investigations, could harm the Company's reputation, result in changes in operations, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Without limiting the foregoing, the litigation and regulatory matters the Company is, has been, or may become, subject to include matters related to sales agent recruiting, policy sales practices, claim payments and procedures including denial or delay of benefits, the low level of Aflac U.S. benefit ratios in recent financial periods, material misstatements or omissions in the Company's financial reports or other public statements, and/or corporate governance, corporate culture or business ethics matters. Further, the Company may be subject to claims of or litigation regarding sexual or other forms of misconduct or harassment, or discrimination on the basis of race, color, national origin, religion, gender, or other bases, notwithstanding that the Company's Code of Business Conduct and Ethics prohibits such harassment and discrimination by its employees, the Company has ongoing training programs and provides opportunities to report claims of noncompliant conduct, and it investigates and may take disciplinary action regarding alleged harassment or discrimination. Any violations of or deviation from laws, regulations, internal or external codes or standards of normative behavior, or perceptions of such violations or deviations, by the Company's employees or by independent sales agents could adversely impact the Company's reputation and brand value, financial condition and results of operations.

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

Item 2. Properties
In the U.S., the Company owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. The Company leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance); in New York, New York, which houses the Company's Global Investment division; in Tampa, Florida, which houses the Company's ABS subsidiary; and in Farmington, Connecticut, Windsor, Connecticut and Plantation, Florida, which houses the operations of the Company's group life, disability and absence management business. The Company leases other administrative office space throughout the U.S., Puerto Rico and the United Kingdom.
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

Holders

As of February 16, 2023, there were 84,297 holders of record of the Company's common stock.

Dividends

For a summary of dividends paid to shareholders in 2022 and 2021 and potential restrictions on the Company's ability to pay future dividends, see the Liquidity and Capital Resources section of Item 7. MD&A.

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

Performance Graphic Index
December 31,

	2017	2018	2019	2020	2021	2022
Aflac Incorporated	100.00	106.21	125.92	108.82	146.43	185.03
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Life & Health Insurance	100.00	79.23	97.60	88.35	120.76	133.25
Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the year ended December 31, 2022, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,933,400		$61.87	1,933,400	53,895,617
February 1 - February 28	3,183,212		63.58	2,845,206	51,050,411
March 1 - March 31	3,233,866		61.93	3,228,600	47,821,811
April 1 - April 30	2,592,239		62.98	2,589,500	45,232,311
May 1 - May 31	4,284,400		57.22	4,284,400	40,947,911
June 1 - June 30	4,315,931		56.12	4,310,888	36,637,023
July 1 - July 31	3,670,800		55.40	3,670,800	32,966,223
August 1 - August 31	3,983,200		61.37	3,983,200	28,983,023
September 1 - September 30	3,406,571		59.47	3,403,200	25,579,823
October 1 - October 31	2,817,100		60.01	2,817,100	22,762,723
November 1 - November 30	2,867,949		69.91	2,856,100	119,906,623
December 1 - December 31	3,268,609		70.89	3,264,800	116,641,823
Total	39,557,277	(1)	$61.29	39,187,194	116,641,823	(2)
(1) During the year ended December 31, 2022, 370,083 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at December 31, 2022, consisted of 16,641,823 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2020 and 100,000,000 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

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

The Company elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, for reference to discussion of the year ended December 31, 2020, the earliest of the three years presented. Amounts reported in this MD&A may not foot due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Market Conditions

The impact of the COVID-19 global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer-term impacts that have resulted from or are coincidental with the pandemic. For example, economic conditions have acted as headwinds to sales and earned premiums in 2022. Further, continued widening of the differential between U.S. and Japan interest rates has contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period. For additional information see the Result of Operations by Segment section of this MD&A.

Performance Highlights

For the full year of 2022, total revenues were down 11.8% to $19.5 billion, compared with $22.1 billion for the full year of 2021. Net earnings were $4.2 billion, or $6.59 per diluted share, for the full year of 2022, compared with $4.3 billion, or $6.39 per diluted share, for the full year of 2021, reflecting an income tax benefit of $452 million from the release of a deferred tax liability.

Results for 2022 included pretax net investment gains of $363 million, compared with net investment gains of $468 million in 2021. Net investment gains in 2022 included an increase in credit loss allowances of $36 million; $273 million of net gains from certain derivative and foreign currency gains or losses; $341 million of net losses on equity securities; and $467 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) in 2022 was 130.17, or 15.7% weaker than the rate of 109.79 in 2021.

Adjusted earnings(2) for the full year of 2022 were $3.4 billion, or $5.33 per diluted share, compared with $4.0 billion, or $5.94 per diluted share, in 2021. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.34.

Total investments and cash at December 31, 2022 were $117.4 billion, compared with $143.0 billion at December 31, 2021. The decline in the portfolio was principally driven by the weaker yen and higher interest rates. In 2022, Aflac Incorporated repurchased $2.4 billion, or 39.2 million of its common shares. At December 31, 2022, the Company had 116.6 million remaining shares authorized for repurchase.

Shareholders’ equity was $22.4 billion, or $36.35 per share, at December 31, 2022, compared with $33.3 billion, or $50.99 per share, at December 31, 2021. Shareholders’ equity at December 31, 2022 included a net unrealized loss on investment securities and derivatives of $729 million, compared with a net unrealized gain of $9.6 billion at December 31, 2021. Shareholders’ equity at December 31, 2022 also included an unrealized foreign currency translation loss of $3.6 billion, compared with an unrealized foreign currency translation loss of $2.0 billion at December 31, 2021. The annualized return on average shareholders’ equity in 2022 was 15.1%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI) (adjusted book value)(2) was $26.8 billion, or $43.51 per share at December 31, 2022, compared with $25.9 billion, or $39.65 per share, at December 31, 2021. The annualized adjusted return on equity excluding foreign currency impact(2) in 2022 was 13.7%.

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

2023 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth through product development and distribution expansion and to achieve efficiencies by modernizing its technology and streamlining its operations.

The Company's objectives in 2023 are to maintain strong pre-tax margins with increased sales production through product refreshment in its Aflac Japan segment and to begin realizing benefits from its buy to build initiatives and other platform investments, manage expenses and strengthen the number of career agents for Aflac U.S. The Company believes that its strategy of positioning itself for future growth and efficiency while defending and leveraging its market-leading position, powerful brand recognition and diverse distribution in Japan and the U.S. will provide support toward these objectives.

The Company announced a 5.0% increase in the first quarter 2023 dividend compared to the prior quarter, and it intends to maintain strong capital ratios in Aflac Japan and Aflac U.S. in support of its commitment to shareholder dividends while remaining tactical in its deployment of capital in the form of share repurchases and opportunistic investments. The Company intends to maintain a minimum SMR of 500% for Aflac Japan and a target combined RBC over time of approximately 400% for Aflac U.S., consistent with the Company's risk management practices.

Aflac Japan Segment
For Aflac Japan, the Company anticipates that the shift in premiums over the last several years from first sector savings products to third sector cancer and medical products and first sector protection products, will continue to result in moderately lower benefit ratios in the Aflac Japan segment. The Company expects that benefit and expense ratios will continue to experience some level of revenue pressure due to the impact of paid up policies and reduced sales compared to years prior to the COVID-19 pandemic. For the 2023 through 2024 period, the Company expects a decline in Aflac Japan net earned premiums in the low single digit range after adjusting for the impact of deferred profit liability reclassification and an expected new internal reinsurance program, with a benefit ratio in the range of 66% to 68% and an expense ratio in the range of 20% to 22%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aflac U.S. Segment
For Aflac U.S., the Company expects benefit ratios to normalize in 2023 and for expense ratios to decline over the next five years as the Company begins to realize the benefits from investments into U.S. platforms, continues to scale its acquisitions, and focuses on earned premium growth. For the 2023 through 2024 period, the Company expects Aflac U.S. net earned premium growth of 3% to 5% on a compound annual growth rate basis, with a benefit ratio in the range of 47% to 50% and an expense ratio in the range of 37% to 40%.

Corporate and other
The Company expects Corporate and other results to reflect stable net investment income in 2023 compared to 2022, assuming that U.S. interest rates remain stable.

For important disclosures applicable to statements made in this 2023 Outlook, please see the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and this Item 7. MD&A.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	2022	2021	2022	2021
Net earnings	$4,201	$4,325	$6.59	$6.39
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(447)	(462)	(.70)	(.68)
Other and non-recurring (income) loss	(1)	73	.00	.11
Income tax (benefit) expense on items excluded from adjusted earnings (2)	(357)	83	(.56)	.12
Adjusted earnings	3,397	4,019	5.33	5.94
Current period foreign currency impact (3)	215	N/A	.34	N/A
Adjusted earnings excluding current period foreign currency impact	$3,613	$4,019	$5.67	$5.94
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Includes release of $452 in deferred taxes in 2022.
(3) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

(In millions)	2022	2021
Net investment (gains) losses	$(363)	$(468)
Items impacting net investment (gains) losses:
Amortized hedge costs	(112)	(76)
Amortized hedge income	68	57
Net interest cash flows from derivatives associated with certain investment strategies	(90)	(30)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	50	55
Adjusted net investment (gains) losses	$(447)	$(462)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Other items excluded from adjusted earnings included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs are excluded from adjusted earnings for one year following the acquisition and amounted to $26 million for the year ended December 31, 2021.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 8.8% in 2022 and 18.7% in 2021. In 2022, the combined effective tax rate differs from the U.S. statutory rate primarily due to the impact of the tax accounting method change discussed below, as well as historic and solar tax credits. In 2021, the combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits. Total income taxes were $403 million in 2022 and $997 million in 2021. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change its functional currency on the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST will no longer be recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change and subsequently adjusted for foreign currency impacts in the fourth quarter of 2022. This change in functional currency resulted in the Company recognizing an income tax benefit of $452 million ($0.71 per basic and diluted share, respectively) in 2022.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law. Effective January 1, 2023, the law imposes a 15% corporate alternative minimum tax rate and a 1% excise tax on the Company’s repurchases of its common stock. The Company does not anticipate any impacts from the new corporate minimum tax rate since its current tax rate is above the 15% minimum rate. Further, the Company expects the charges associated with the excise tax to be recognized in equity consistent with other costs related to treasury stock.

For additional information, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of this MD&A.

The Company expects that its adjusted effective tax rate for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Part I, Item 1A. Risk Factors for more information.

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
Aflac Japan Summary of Operating Results

(In millions)	2022	2021
Net earned premiums	$9,548	$11,853
Net investment income: (1)
Yen-denominated investment income	1,140	1,262
U.S. dollar-denominated investment income	1,641	1,845
Net investment income	2,782	3,107
Amortized hedge costs related to certain foreign currency exposure management strategies	112	76
Adjusted net investment income	2,669	3,031
Other income (loss)	35	41
Total adjusted revenues	12,252	14,925
Benefits and claims, net	6,565	7,963
Adjusted expenses:
Amortization of deferred policy acquisition costs	547	653
Insurance commissions	563	706
Insurance and other expenses	1,520	1,849
Total adjusted expenses	2,630	3,208
Total benefits and adjusted expenses	9,195	11,171
Pretax adjusted earnings	$3,056	$3,754
Weighted-average yen/dollar exchange rate	130.17	109.79

	In Dollars		In Yen
Percentage change over previous period:	2022	2021	2022	2021
Net earned premiums	(19.4)%	(6.4)%	(4.2)%	(3.9)%
Adjusted net investment income	(11.9)	14.0	5.5	17.6
Total adjusted revenues	(17.9)	(2.9)	(2.2)	(.2)
Pretax adjusted earnings	(18.6)	15.0	(3.1)	18.5
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(86) and $(33) in 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In yen terms, Aflac Japan's net earned premiums decreased in 2022, mainly due to limited-pay products reaching premium paid-up status and a slightly declining in force. Adjusted net investment income, in yen terms, increased in 2022 primarily due to increases in floating rate income earned from U.S. dollar-denominated investment that were driven by stronger dollar exchange rates, increasing interest rates, and higher income from make whole payments received on called securities, which were partially offset by lower income from alternative assets and higher hedge costs. The decrease in pretax adjusted earnings in yen was primarily due to a decrease in revenues and an increase in the benefit ratio resulting from a wider scope of "deemed hospitalization" that was in effect through most of the third quarter of 2022.

Annualized premiums in force at December 31, 2022, were ¥1.30 trillion, compared with ¥1.36 trillion in 2021. The decrease in annualized premiums in force in yen of 4.4% in 2022 and 4.7% in 2021 was driven primarily by limited-pay products reaching paid up status and lower sales as a result of pandemic conditions. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $9.8 billion in 2022 and $11.8 billion in 2021. As of December 31, 2022, Aflac Japan exceeded 23 million individual policies in force in Japan. Aflac Japan continued to be the number one seller of cancer insurance policies in Japan throughout 2022, with more than 14 million cancer policies in force as of December 31, 2022.

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

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	2022	2021	2022	2021
Adjusted net investment income	5.5%	17.6%	(5.0)%	15.6%
Total adjusted revenues	(2.2)	(.2)	(4.3)	(.5)
Pretax adjusted earnings	(3.1)	18.5	(11.3)	16.9

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total adjusted revenues:	2022	2021
Benefits and claims, net	53.6%	53.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.5	4.4
Insurance commissions	4.6	4.7
Insurance and other expenses	12.4	12.4
Total adjusted expenses	21.5	21.5
Pretax adjusted earnings	24.9	25.2
Ratios to total premiums:
Benefits and claims, net	68.9%	67.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.7	5.5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2022, the benefit ratio to total premiums increased, compared with 2021, primarily due to a decrease in total premiums and higher third sector benefits due substantially to an increase in medical hospitalization claims as a result of a wider scope of "deemed hospitalization" related to COVID-19, partially offset by the continued change in mix of first and third sector business. In 2022, the adjusted expense ratio was flat, compared with 2021, reflecting the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses. In total for 2022, the pretax adjusted profit margin decreased when compared with 2021, primarily due to lower adjusted revenues, a higher benefit ratio and a flat expense ratio.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2022	2021	2022	2021
New annualized premium sales	$416	$499	¥54.8	¥54.8
Increase (decrease) over prior period	(16.7)%	4.6%	.0%	7.7%

In 2022, new annualized premium sales on a yen basis were essentially flat, compared with 2021, reflecting constrained sales in the first half of the year due to ongoing pandemic conditions offset by a new cancer product launch in certain distribution channels and first sector product updates in the second half of the year.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2022	2021
Cancer	56.5%	49.2%
Medical and other health:
Medical	26.6	37.2
Income support	1.3	.5
Life insurance:
Traditional life (1)	8.1	9.0
WAYS	3.5	.8
Child endowment	.3	.3
Other	3.7	3.0
Total	100.0%	100.0%
(1) Includes term and whole life

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical, income support, and nursing care insurance products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Moreover, in November 2022, Aflac Japan refreshed its first sector savings-type products WAYS and Child Endowment and began to actively promote sales of these products after having curtailed sales of both products beginning in 2013. The refreshment of these first sector products position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019. Japan Post Group resumed proactive sales of cancer insurance policies on April 1, 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2022, approximately 10,000 employees of Japan Post Co. were transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that the transferred employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan cancer products but will not include sales of other financial products. The Company expects continued collaboration to further position both companies for long-term growth and a gradual improvement of Japan Post Group cancer insurance sales in the intermediate term. For example, in 2021 and 2022, Aflac Japan observed an increase in the number of proposals to potential customers in the Japan Post Group channel, and the Japan Post Group continues to conduct a nationwide campaign to improve certain sales process practices. For additional information, see the risk factor entitled "Sales of the Company's products and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Part I, Item 1A. Risk Factors.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the years ended December 31.

	2022	2021
Independent corporate and individual	49.5%	51.1%
Affiliated corporate (1)	46.5	43.7
Bank	4.0	5.2
Total	100.0%	100.0%
(1) Includes Japan Post, Dai-ichi Life and Daido Life

In 2022, Aflac Japan recruited 38 new sales agencies. At December 31, 2022, Aflac Japan was represented by approximately 7,400 sales agencies, with approximately 110,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At December 31, 2022, Aflac Japan had agreements to sell its products at 359 banks, approximately 90% of the total number of banks in Japan.

Strategic Alliance with Japan Post Holdings

As previously reported, on December 19, 2018, the Parent Company and Aflac Japan entered into a Basic Agreement with Japan Post Holdings Co., Ltd., a Japanese corporation (Japan Post Holdings). Pursuant to the terms of the Basic Agreement, among other items, Japan Post Holdings and Aflac Japan agreed to reconfirm existing initiatives regarding cancer insurance and to consider new joint initiatives. In June 2021, the Parent Company, Aflac Japan and Japan Post Group agreed to pursue several specific initiatives toward building a "'Co-creation Platform' to support customers and local communities," consistent with Japan Post Group's medium-term management plan announced in May 2021. The initiatives are directed at, among other items, the promotion of Aflac Japan cancer insurance, digital transformation within the Japan Post Group, and certain diversity efforts.

As previously reported, on February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. According to a Schedule 13G/A filed by Japan Post Holdings with the SEC on January 6, 2021, the Trust had beneficially acquired 7.45% of the outstanding Aflac Incorporated common shares as of December 31, 2020. Japan Post Holdings is the sole beneficiary of the Trust. According to a Form 13F filed by Japan Post Holdings with the SEC on November 2, 2022, Japan Post Holdings owned 52.3 million Aflac Incorporated common shares as of September 30, 2022.

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

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2022	2021
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$1,208
Private placements	854	695
Other fixed maturity securities	113	171
Equity securities	398	216
Other investments	22	10
Total yen-denominated	$1,387	$2,300

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$559	$1,963
Infrastructure debt	347	52
Collateralized loan obligations	498	216
Equity securities	22	8
Commercial mortgage and other loans:
Transitional real estate loans	1,645	1,768
Commercial mortgage loans	0	31
Middle market loans	1,203	2,428
Other investments	391	404
Total U.S. dollar-denominated	$4,666	$6,870
Total Aflac Japan purchases	$6,053	$9,170

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

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2022	2021
Total purchases for the period (in millions) (1)	$5,640	$8,756
New money yield (1),(2)	4.48%	3.50%
Return on average invested assets (3)	2.78	2.72
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.06%	2.60%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in 2022 was primarily due to increases in U.S. interest rates.

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
Aflac U.S. Summary of Operating Results

(In millions)	2022	2021
Net earned premiums	$5,570	$5,614
Adjusted net investment income (1)	755	754
Other income	161	121
Total adjusted revenues	6,486	6,489
Benefits and claims	2,442	2,447
Adjusted expenses:
Amortization of deferred policy acquisition costs	605	517
Insurance commissions	553	550
Insurance and other expenses	1,562	1,498
Total adjusted expenses	2,720	2,564
Total benefits and adjusted expenses	5,162	5,011
Pretax adjusted earnings	$1,324	$1,478
Percentage change over previous period:
Net earned premiums	(.8)%	(2.5)%
Adjusted net investment income	.1	7.0
Total adjusted revenues	.0	(1.2)
Pretax adjusted earnings	(10.4)	16.6
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(4) and $2 in 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In 2022, Aflac U.S. net earned premiums decreased, primarily due to lower persistency. Other income increased in 2022 due to an increase in fee income. The decrease in pretax adjusted earnings was driven primarily by an increase in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
deferred policy acquisition cost (DAC) amortization associated with lower persistency and an increase in planned spending reflecting, in part, platform and growth investments.

Annualized premiums in force were essentially flat in 2022 and decreased 1.6% in 2021. Annualized premiums in force at December 31 were $6.0 billion in 2022 and 2021.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total adjusted revenues:	2022	2021
Benefits and claims	37.7%	37.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.3	8.0
Insurance commissions	8.5	8.5
Insurance and other expenses	24.1	23.1
Total adjusted expenses	41.9	39.5
Pretax adjusted earnings	20.4	22.8
Ratios to total premiums:
Benefits and claims	43.8%	43.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	10.9	9.2

The benefit ratio to total premiums increased slightly in 2022, compared with 2021, reflecting higher incurred claims, mostly offset by reserve releases related to lower persistency. The adjusted expense ratio increased in 2022, compared with 2021, primarily due to higher DAC amortization associated with lower persistency and higher planned spending reflecting ongoing investments in the U.S. platform. The pretax adjusted profit margin decreased in 2022 when compared with 2021, primarily due to the higher adjusted expense ratio.

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2022	2021
New annualized premium sales	$1,483	$1,278
Increase (decrease) over prior period	16.1%	16.9%

New annualized premium sales for accident insurance increased 5.2%; disability sales increased 28.1%; critical care insurance sales (including cancer insurance) increased 9.6%; hospital indemnity insurance sales increased 8.1%; dental/vision sales increased 32.3%; and life sales increased 36.5% in 2022, compared with 2021. The increase in sales for Aflac U.S. in 2022 reflects continued improvement from investment in growth initiatives as well as productivity gains.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2022	2021
Accident	22.8%	25.1%
Disability	25.5	23.1
Critical care (1)	20.1	21.3
Hospital indemnity	15.3	16.4
Dental/vision	5.8	5.1
Life	10.5	9.0
Total	100.0%	100.0%
(1) Includes cancer, critical illness and hospital intensive care products

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2022, the Aflac U.S. sales force included an average of approximately 6,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that during 2021 and 2022, constraints in the labor market limited its recruiting of new sales agents, and that limitations on face-to-face sales opportunities during the COVID-19 pandemic suppressed the development of newly recruited agents into business producers and the productivity of veteran agents and brokers. Aflac U.S. believes that the above factors have acted as a headwind to sales and to growth in the number of average weekly producers. Aflac U.S. remains focused on mitigating and reversing these trends as the U.S. economy continues to recover from the pandemic.
Aflac U.S. remains focused on supporting its agency channel, most of which are small businesses, by offering financial support and an extended value proposition. The Aflac U.S. sales team has pivoted to accommodate preferred enrollment conditions which include realizing sales at the worksite through in-person enrollment, an enrollment call center, video enrollment through co-browsing and self-enrollment. The traditional agent sales team is also using virtual recruiting and training through video conferencing in order to maintain or increase the recruiting pipeline. The Aflac U.S. broker sales team is focused on product enhancements, as well as leveraging technology based solutions to drive enrollment.

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

The following table details the investment purchases for Aflac U.S. as of December 31.

(In millions)	2022	2021
Fixed maturity securities:
Other fixed maturity securities	$635	$770
Infrastructure debt	191	91
Collateralized loan obligations	199	65
Equity securities	33	213
Commercial mortgage and other loans:
Transitional real estate loans	342	525
Commercial mortgage loans	0	276
Middle market loans	301	190
Other investments	44	45
Total Aflac U.S. Purchases	$1,745	$2,175

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

	2022	2021
Total purchases for period (in millions) (1)	$1,701	$2,130
New money yield (1),(2)	5.16%	3.41%
Return on average invested assets (3)	4.72	4.87
Portfolio book yield, end of period (1),(2)	5.39%	4.94%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the year ended December 31, 2022 was primarily due to increases in U.S. interest rates.

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

Corporate and Other Summary of Operating Results

(In millions)	2022	2021
Net earned premiums	$145	$180
Net investment income (loss) (1)	30	(73)
Amortized hedge income related to certain foreign currency management strategies	68	57
Adjusted net investment income	98	(16)
Other income	24	11
Total adjusted revenues	267	175
Benefits and claims, net	146	166
Adjusted expenses:
Interest expense	162	165
Other adjusted expenses	182	142
Total adjusted expenses	344	307
Total benefits and adjusted expenses	490	473
Pretax adjusted earnings	$(223)	$(298)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $91 and $138 in 2022 and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $83 and $115 in 2022 and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In 2022, total adjusted revenues increased compared with 2021, primarily due to higher adjusted net investment income from higher interest rates and an increase in amortized hedge income, partially offset by the impact of federal tax credit investments and a reduction in net earned premiums as a result of significant yen weakening. Total adjusted expenses increased, as compared to 2021, primarily due to higher expenses associated with employee compensation and benefits and travel. These results also reflect the impact of foreign currency on net earned premiums and the corresponding benefits.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENTS

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, a U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans. The Company is also a signatory to the Principles for Responsible Investment, a global framework for incorporating environmental, social and governance (ESG) considerations into investment and ownership decisions.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The following tables detail investments by segment as of December 31.

Investment Securities by Segment

	2022
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$61,615	$12,231	$1,895	$75,741
Held to maturity, fixed maturity securities, at amortized cost (1)	19,056	0	0	19,056
Equity securities	650	51	390	1,091
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,133	1,140	182	6,455
Commercial mortgage loans (1)	1,269	729	15	2,013
Middle market loans (1)	4,557	471	0	5,028
Other investments:
Policy loans	190	24	0	214
Short-term investments (2)	319	184	1,029	1,532
Limited partnerships	1,900	208	182	2,290
Other	0	34	0	34
Investment in affiliate (3)	0	195	(195)	0
Total investments	94,689	15,267	3,498	113,454
Cash and cash equivalents	1,601	720	1,622	3,943
Total investments and cash	$96,290	$15,987	$5,120	$117,397
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re Bermuda is eliminated in Corporate and other

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

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.6%	1.5%	1.0%	.9%
AA	5.2	5.3	5.1	5.2
A	68.0	68.1	68.9	68.5
BBB	23.0	22.9	22.5	22.8
BB or lower	2.2	2.2	2.5	2.6
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2022, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2022.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Autostrade Per Litalia Spa	BBB	$149	$108	$(41)
JP Morgan Chase and Co.	A	210	171	(39)
KLM Royal Dutch Airlines	B	135	96	(39)
Investcorp Capital Limited	BB	329	291	(38)
Prologis LP	A	172	142	(30)
Urban Renaissance Agency	A	184	154	(30)
GLP Pte Ltd.	BBB	113	83	(30)
Banco de Chile	A	150	127	(23)
Citigroup Inc	A	176	154	(22)
Morgan Stanley	A	135	113	(22)

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

Below-Investment-Grade Investments

	2022
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$329	$329	$291	$(38)
Pemex Project Funding Master Trust	226	226	230	4
Commerzbank	188	145	209	64
Telecom Italia SpA	151	151	178	27
KLM Royal Dutch Airlines	151	135	96	(39)
Apache Corporation	138	110	130	20
Howmet Aerospace Inc.	100	70	97	27
IKB Deutsche Industriebank AG	98	47	75	28
Generalitat de Catalunya	60	24	58	34
National Gas Co. Trinidad & Tobago	52	50	48	(2)
Other Issuers	84	85	69	(16)
Subtotal (2)	1,577	1,372	1,481	109
High yield corporate bonds	785	666	697	31
Middle market loans	4,732	4,562	4,554	(8)
Grand Total	$7,094	$6,600	$6,732	$132
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

	2022
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$43,854	$3,304	$(1,732)	$45,426	46.4%
Municipalities	2,590	215	(150)	2,655	2.7
Mortgage- and asset-backed securities	2,167	75	(96)	2,146	2.3
Public utilities	7,450	545	(288)	7,707	7.9
Electric	6,036	456	(197)	6,294	6.4
Natural Gas	249	28	(10)	267.3
Other	565	35	(48)	553.6
Utility/Energy	600	26	(33)	593.6
Sovereign and supranational	1,238	113	(17)	1,334	1.3
Banks/financial institutions	9,340	595	(636)	9,299	9.9
Banking	5,633	434	(364)	5,704	6.0
Insurance	1,703	119	(81)	1,740	1.8
Other	2,004	42	(191)	1,855	2.1
Other corporate	27,886	2,107	(1,609)	28,384	29.5
Basic Industry	2,452	263	(112)	2,602	2.6
Capital Goods	3,394	180	(226)	3,350	3.6
Communications	2,866	284	(109)	3,039	3.0
Consumer Cyclical	2,206	184	(71)	2,320	2.3
Consumer Non-Cyclical	6,238	383	(362)	6,259	6.7
Energy	2,664	330	(85)	2,909	2.8
Other	1,371	81	(146)	1,306	1.5
Technology	3,534	122	(257)	3,399	3.7
Transportation	3,161	280	(241)	3,200	3.3
Total fixed maturity securities	$94,525	$6,954	$(4,528)	$96,951	100.0%
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

Investment Securities by Type of Issuance

	2022		2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$77,176	$79,090	$88,552	$103,034
Equity securities	882	882	950	950
Total publicly issued	78,058	79,972	89,502	103,984
Privately issued securities: (2)
Fixed maturity securities (3)	17,349	17,861	18,817	22,531
Equity securities	209	209	653	653
Total privately issued	17,558	18,070	19,470	23,184
Total investment securities	$95,616	$98,042	$108,972	$127,168
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities as of December 31.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2022	2021
Privately issued reverse-dual currency securities	$4,049	$4,784
Publicly issued collateral structured as reverse-dual currency securities	1,383	1,596
Total reverse-dual currency securities	$5,432	$6,380
Reverse-dual currency securities as a percentage of total investment securities	5.7%	5.9%
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

•The Parent Company enters into forward and option contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by its subsidiary, ALIJ, and reducing enterprise-wide hedge costs (see Enterprise Corporate Hedging Program below).

The following table presents metrics related to Aflac Japan's U.S. dollar-denominated hedge program and the Parent Company's enterprise corporate hedging program, including associated amortized hedge costs/income, for the years ended December 31. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	2022	2021
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$4.1	$6.4
Weighted average remaining tenor (in months) (2)	.7	2.6
Amortized hedge income (cost) for period (in millions)	$(44)	$(55)
FX Options
FX option notional at the end of period (in billions) (1)	$13.5	$11.6
Weighted average remaining tenor (in months) (2)	6.4	6.0
Amortized hedge income (cost) for period (in millions)	$(68)	$(22)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(1)	$5.0	$5.0
Weighted average remaining tenor (in months)(2)	10.8	11.5
Amortized hedge income (cost) for period (in millions)	$71	$62
FX Options
FX option notional at the end of period (in billions) (1)	$2.6	$1.9
Weighted average remaining tenor (in months) (2)	9.0	7.3
Amortized hedge income (cost) for period (in millions)	$(3)	$(5)
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

	2022		2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$14,321	$15,191	$17,615	$20,478
Equity securities	33	33	24	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	5,133	5,088	4,226	4,293
Commercial mortgage and other loans	1,269	1,129	1,217	1,265
Middle market loans (floating rate)	4,557	4,545	4,297	4,352
Other investments	1,899	1,899	1,534	1,534
Total U.S. Dollar Program	27,212	27,885	28,913	31,946
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,209	2,795	2,236	3,328
Total U.S. dollar-denominated investments in Aflac Japan	$29,421	$30,680	$31,149	$35,274
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of December 31, 2022, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

In 2021, the Company moved to a strategy that contains one-sided put options, fewer foreign currency forwards and no collars in order to reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the options program. The Company is continually evaluating other adjustments, including the possibility of changing the level of hedging employed with the U.S. dollar-denominated investments.

As of December 31, 2022, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $10.3 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments for the years ended December 31.

(In millions)	2022	2021
Net cash inflows (outflows)	$(757)	$66

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $11.6 billion as of December 31, 2022, with hedging instruments comprised of $4.0 billion of yen-denominated debt and $7.6 billion of foreign currency forwards and options, compared with $10.2 billion as of December 31, 2021, with hedging instruments comprised of $3.3 billion of yen-denominated debt and $6.9 billion of foreign currency forwards and options.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2022 and 2021, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. In 2022, the Company expanded the use of interest rate swaps for this hedging strategy. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2022	2021
Japan segment:
Future policy benefits	$71,150	$81,176
Unpaid policy claims	2,610	2,903
Other policy liabilities	7,835	9,534
Total Japan policy liabilities	81,594	93,613
U.S. segment:
Future policy benefits	9,960	9,865
Unpaid policy claims	1,952	1,933
Other policy liabilities	117	119
Total U.S. policy liabilities	12,029	11,916
Consolidated:
Future policy benefits	80,749	90,588
Unpaid policy claims	4,561	4,836
Other policy liabilities	7,948	9,648
Total consolidated policy liabilities (1)	$93,258	$105,072
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Aflac Japan recognized an expense of ¥.9 billion and ¥1.8 billion for LIPPC assessments in the years ended December 31, 2022 and 2021, respectively.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes in 2021, unallocated proceeds of which contribute to total cash but are not intended to support holding company liquidity. The Company remains committed to prudent liquidity and capital management. At December 31, 2022, the Company held $3.9 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

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

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2022	2021
Management fees paid by subsidiaries	$136	$130
Dividends declared or paid by subsidiaries	3,006	2,791

The following table details Aflac Japan remittances, which are included in the totals above, for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2022	2021
Aflac Japan management fees paid to Parent Company	$61	$59
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,412	2,138
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥324.2	¥236.7

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of December 31, 2022, the Parent Company and Aflac had four lines of credit with third parties and ten intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2022. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the estimated payments of the Company's material cash requirements from known contractual obligations as of December 31, 2022. The Company translated its yen-denominated obligations using the December 31, 2022, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

(In millions)	Total Liability(1)	Total Payments	Short-term Payments	Long-term Payments
Future policy benefits liability (Note 7)(2)	$80,749	$193,394	$7,763	$185,631
Unpaid policy claims liability (Note 7)(3)	4,561	4,555	2,862	1,693
Other policyholders' funds (Note 7)(4)	6,123	7,533	352	7,181
Long-term debt – principal (Note 9)	7,295	7,103	0	7,103
Long-term debt – interest (Note 9)	44	2,705	165	2,540
Cash collateral on loaned securities (Note 3)	1,809	1,809	1,809	0
Operating service agreements (Note 15)	N/A	386	175	211
Operating lease obligations (Note 9)	139	144	44	100
Finance lease obligations (Note 9)	8	8	3	5
Total contractual obligations	$100,728	$217,637	$13,173	$204,464
(1) Liability amounts are those reported on the consolidated balance sheet as of December 31, 2022.
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

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of December 31, 2022, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

(In millions)	2022	2021
Operating activities	$3,879	$5,051
Investing activities	(1,540)	(2,378)
Financing activities	(3,551)	(2,739)
Exchange effect on cash and cash equivalents	104	(24)
Net change in cash and cash equivalents	$(1,108)	$(90)

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

The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations decreased 23.2% in 2022, compared with 2021.

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In 2022, Aflac U.S. borrowed and repaid $599 million under this program. As of December 31, 2022, Aflac U.S. had outstanding borrowings of $609 million reported in its balance sheet.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cash returned to shareholders through treasury stock purchases and dividends was $3.4 billion in 2022, compared with $3.2 billion in 2021.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2022	2021
Treasury stock purchases	$2,401	$2,301
Number of shares purchased:
Share repurchase program	39,187	43,327
Other	370	437
Total shares purchased	39,557	43,764

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2022	2021
Stock issued from treasury:
Cash financing	$17	$26
Noncash financing	57	55
Total stock issued from treasury	$74	$81
Number of shares issued	1,341	1,721

In November 2022, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2022, a remaining balance of 116.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

In August 2022, the IRA was signed into U.S. law. Effective January 1, 2023, the law imposes a 1% excise tax on the Company's repurchase of its common stock.

Cash dividends paid to shareholders in 2022 of $1.60 per share increased 21.2% over 2021. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2022	2021
Dividends paid in cash	$979	$855
Dividends through issuance of treasury shares	37	32
Total dividends to shareholders	$1,016	$887

In November 2022, the board of directors announced a 5.0% increase in the quarterly cash dividend, effective with the first quarter of 2023. The first quarter 2023 cash dividend of $.42 per share is payable on March 1, 2023, to shareholders of record at the close of business on February 15, 2023.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company considers different ways to offset significant declines in SMR, including

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has one senior unsecured revolving credit facility in the amount of ¥100 billion and a committed reinsurance facility in the amount of approximately ¥120 billion as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.

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

Aflac Japan's SMR ratio remains high and reflects a strong capital and surplus position. As of December 31, 2022, Aflac Japan's SMR was 878%, compared with 1,012% at December 31, 2021. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA is considering the introduction of an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The FSA is currently conducting field testing with insurance companies in Japan for the purpose of investigating the impact of the introduction of regulations. The FSA published provisional specifications in June 2022. Final specifications are expected to be decided in 2024, and a new capital regime to replace the current solvency regime is expected to be introduced in 2025.

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

The combined RBC ratio for Aflac U.S. as of December 31, 2022 was 732%, compared with 659% as of December 31, 2021. The Company calculates its combined RBC ratio to include all U.S. regulated life insurance entities as if a single combined U.S. RBC entity net of intercompany items related to capital resources and risk. The Company intends to maintain a target combined RBC over time of approximately 400% for Aflac U.S., consistent with the Company's risk management practices.

The table below presents RBC ratios for the Company’s U.S. life insurance subsidiaries as of December 31, the most recently statutory fiscal year-end for the subsidiaries for which RBC was filed.

	2022	2021
Aflac	692%	635%
CAIC	1,056	832
TOIC	4,321	5,829
Aflac New York	859	1,089

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The NAIC completed its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework. The SMI focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. The NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements as well as RBC. The NAIC utilizes a group capital calculation (GCC) that conceptually uses an RBC aggregation methodology for all entities within the insurance company holding system. The GCC is intended to be a regulatory tool used by regulators as a means to standardize group capital requirements. In 2021, the NAIC concluded its analysis of bond factor changes and formally adopted the new factors as proposed by Moody’s Analytics. This initiative expanded the RBC bond factors from six designations to 20 designations to more closely align with rating scales used by rating agencies. The adopted changes did not have a significant impact on the combined RBC ratio for Aflac U.S.

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. The NDOI imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the NDOI is required for dividend distributions that exceed the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2023 in excess of $1.1 billion would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
application of these critical accounting estimates determines the values at which 93% of the Company's assets and 80% of its liabilities are reported as of December 31, 2022, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Valuation of Investments, Including Derivatives

The Company's investments, primarily consisting of debt and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities and derivatives associated with VIEs within the Company's investment portfolio, a third party pricing vendor has developed valuation models that the Company utilizes to determine fair values. Starting in June 2021 and July 2022, respectively, these models and associated processes and controls were transitioned to and executed by Company personnel. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers. The Company has refined its valuation model for private placements to explicitly incorporate currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate.

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

Policy Liabilities

The Company's policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 87% and 5% of total policy liabilities as of December 31, 2022, respectively.

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

As a part of its established financial reporting and accounting practices and controls, the Company performs detailed annual actuarial reviews of its policyholder liabilities (gross premium valuation analysis) and reflects the results of those reviews in its results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, the Company’s annual reviews in 2022 and 2021 indicated no need to strengthen liabilities associated with policies in Japan. For Aflac U.S., the Company's annual reviews in 2022 and 2021 indicated no need to strengthen liabilities associated with policies in the U.S.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the growth of the future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2022	2021
Aflac U.S.	$9,960	$9,865
Growth rate	1.0%	2.0%
Aflac Japan	$71,150	$81,176
Growth rate	(12.4)%	(8.4)%
Consolidated	$80,749	$90,588
Growth rate	(10.9)%	(7.4)%
Yen/dollar exchange rate (end of period)	132.70	115.02
Aflac Japan	¥9,442	¥9,337
Growth rate	1.1%	1.8%

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

Assumption	Current Assumption	Assumption Change	Increase (Decrease) in Best Estimate Reserves (in millions) (1)
Investment return	Expected portfolio book yields over the life of the business	Increase 25 basis points / Decrease 25 basis points	$(2,102) to $2,277
Expected future claim payments / base mortality	Pricing expectations adjusted to best estimate based on Company experience	Increase / Decrease Expected Future Claim Payments: +5% to -5%	$4,994 to $(4,994)
Total termination rates	Pricing expectations adjusted to best estimate based on Company experience	Increase / Decrease Expected Total Termination Rates: +5% to -5%	$(434) to $600
(1) Best estimate reserves are equal to the present value of claims, cash values, expenses, and commissions minus the present value of gross premiums, using current best estimate assumptions.

In computing the estimate of unpaid policy claims, the Company considers many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. The Company monitors these conditions closely and makes adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, the Company does not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2022, to changes in severity and frequency of claims.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$(1)	$24	$49	$74	$99
Increase by 1%	(25)	0	24	49	74
Unchanged	(49)	(24)	0	24	49
Decrease by 1%	(73)	(49)	(24)	0	24
Decrease by 2%	(97)	(73)	(49)	(25)	(1)

Other policy liabilities, which accounted for 9% of total policy liabilities as of December 31, 2022, consisted primarily of annuity and unearned premium reserves, and discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period. Advanced premiums represented 11% and 15% of the December 31, 2022 and 2021 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

Aflac Japan holds certain U.S. dollar-denominated assets in a DST. These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change its functional currency on the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST will no longer be recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change and subsequently adjusted for foreign currency impacts in the fourth quarter of 2022. This change in functional currency resulted in the Company recognizing an income tax benefit of $452 million ($0.71 per basic and diluted share, respectively) in 2022.

An increase or decrease in the Company's effective tax rate by one percentage point would have resulted in an increase or decrease in the Company's 2022 income tax expense of $42 million.

For additional information on income tax, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Future Adoption of Accounting Standard for Long-Duration Insurance Contracts

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-12, “Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts” (LDTI). The update significantly changes how insurers account for long-duration contracts and amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update cash flow assumptions for the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures. The Company has no products with market risk benefits.

Since the initial issuance, the FASB has deferred the ASU effective date for two years, such that the amendments are now effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The amended guidance is to be applied as of the beginning of the earliest period presented, beginning on the January 1, 2021 transition date (Transition Date).

The Company will conclude implementation efforts and adopt the amendments as of January 1, 2023. The adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The requirement to update assumptions for the LFPB will have a significant impact on the Company's results of operations, systems, processes and controls and the requirement to update discount rates will have a significant impact on its AOCI and equity.

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

The primary impact on transition under the modified retrospective method is driven by updating discount rates that increase reserves and lower AOCI by the corresponding amount, net of tax. The Transition Date impact from adoption will result in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings of approximately $-0.3 billion. The impact to AOCI results from updating discount rate assumptions from the rates locked in for reserves held as of the Transition Date to rates determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments (as of December 31, 2020). The decrease in AOCI as of January 1, 2023 will be reduced to approximately $2.1 billion due to rising interest rates and a weakening of the yen.

As discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements, the Company has designed its discount rate methodology for both the U.S. and Japan insurance business. Under the provisions of the new ASU, discount rates are updated each reporting period.

The impact to the Company’s reported financial statements under U.S. GAAP is greatly influenced by the nature of the Company’s business model. Adoption of the new guidance reflects the Company’s concentration in Japan third-sector business, in particular cancer insurance, with respect to which the duration of liabilities is materially longer than asset durations, while Japan’s aggregate block of business continues to see favorable experience from mortality, morbidity, and expenses. The long duration of the Company’s third-sector insurance liabilities in Japan coupled with limited-to-no-liquidity of the Japanese long-dated fixed-income market creates challenges in application of the market-based discount rate guidance and requires the Company to apply significant judgments in the discount rate methodologies for its Japanese third-sector liabilities. Under the modified retrospective method, the impact of a low discount rate applied to long-duration third sector liabilities is recognized at adoption, while associated favorable morbidity margins are recognized over time thus driving a pronounced timing impact to U.S. GAAP equity. In addition, with respect to the Japan segment, the Company maintains a large portfolio of assets designated as held-to-maturity (HTM) as a strategy to reduce capital (solvency margin ratio or SMR) volatility. In a low interest rate environment, such as presently exists in Japan, assets designated as HTM that were purchased in a higher interest rate environment have significant embedded gains not reflected in AOCI (HTM securities are carried at amortized cost under U.S. GAAP), which serves as an economic offset to a low discount rate applied to policy liabilities. At December 31, 2022, the Company’s HTM portfolio was $19.1 billion at amortized cost and had $2.2 billion in net unrealized gains. As of December 31, 2020 (just prior to the January 1, 2021 Transition Date), the Company’s HTM portfolio was $24.5 billion at amortized cost and had $5.9 billion in net unrealized gains. After adoption of ASU 2018-12, the Company also expects net earnings and net earnings per share to reflect larger quarterly fluctuations in periods that the future cash flow assumptions are updated, which are used to calculate the liability for future policy benefits. See Note 1 of Notes to the Consolidated Financial Statements for additional information on the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
impacts to the Company's consolidated statements of earnings for the years ended December 31, 2022, and 2021, as restated under LDTI.

The following table presents the expected impacts from the adoption of ASU 2018-12 to the Company's previously reported operating ratios for the years ended December 31.

	As Reported		As Adjusted
	2022	2021	2022	2021
Aflac Japan: (1)
Ratios to total premiums:
Benefits and claims, net	68.8%	67.0%	67.4%	67.9%
Ratios to total adjusted revenues:
Total adjusted expenses	21.5	21.6	20.3	20.5
Aflac U.S.:
Ratios to total premiums:
Benefits and claims, net	43.8%	43.6%	45.9%	47.0%
Ratios to total adjusted revenues:
Total adjusted expenses	41.9	39.5	39.7	38.4
(1) Includes the impact of the deferred profit liability reclassification discussed in Note 1 of the Notes to the Consolidated Financial Statements.

For the year ended December 31, 2022, as restated under the new ASU, benefit ratios are lower for Aflac Japan and higher for Aflac U.S., while expense ratios are modestly lower due to amortizing deferred acquisition costs at a slower rate. This results in a modestly higher pretax profit margin for Aflac Japan and a slightly higher pretax profit margin for Aflac U.S.

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

The Company has created a robust governance framework to support implementation of the updated standard. As part of its implementation, the Company has made relevant policy elections, which are outlined in Note 1 of the Notes to the Consolidated Financial Statements. The Company has also completed the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has also put in place internal controls related to the new processes created as part of implementing the updated standard.

The adoption of this new accounting guidance will not impact financial statements for Aflac Japan under FSA requirements or for Aflac U.S. under applicable statutory requirements. Therefore, adoption of the updated standard does not impact the Company's overall cash flows, subsidiaries’ dividend capacity or their ability to meet applicable regulatory capital standards, nor does it affect the Company's existing debt covenants or strategies for capital deployment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

The Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan; however, this hedging program also has some inherent risks. There is a risk that in a scenario of long-term yen weakening there could be significant derivative losses that create corresponding liquidity requirements to support interim derivative settlements. Further, the derivatives used for hedging are shorter in duration than the hedged investments, so there is rollover risk. In unfavorable market environments, the rollover of derivatives throughout the hedging period could result in increased hedge costs. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of weakening yen may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately sold and converted to yen.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

(In millions)	2022			2021
Yen/dollar exchange rates	117.70	132.70 (1)	147.70	100.02	115.02 (1)	130.02
Yen-denominated financial instruments:
Assets:
Securities available for sale: (2)
Fixed maturity securities (3)	$48,591	$43,102	$38,730	$65,733	$57,160	$50,566
Fixed maturity securities - consolidated variable interest entities (4)	636	564	506	951	827	731
Securities held to maturity: (2)
Fixed maturity securities	21,485	19,056	17,121	25,299	22,000	19,462
Equity securities	755	670	602	856	744	659
Cash and cash equivalents	1,077	955	858	1,239	1,078	953
Derivatives	731	617	977	941	936	2,120
Other financial instruments	247	219	196	261	227	200
Subtotal	73,522	65,183	58,990	95,280	82,972	74,691
Liabilities:
Notes payable	4,838	4,290	3,854	4,150	3,603	3,193
Derivatives	1,386	1,698	2,205	1,125	1,619	3,035
Subtotal	6,224	5,988	6,059	5,275	5,222	6,228
Net yen-denominated financial instruments	67,298	59,195	52,931	90,005	77,750	68,463
Other yen-denominated assets	7,891	6,999	6,288	9,268	8,059	7,130
Other yen-denominated liabilities	94,340	83,680	75,186	113,564	98,754	87,361
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(19,151)	$(17,486)	$(15,967)	$(14,291)	$(12,945)	$(11,768)
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

The Company's primary interest rate exposure is to the impact of changes in interest rates on the fair value of its investments in debt securities. Significant increases in interest rates could cause declines in the values of the Company's investment portfolio which will also have a secondary impact on the Company's overall evaluation of its deferred tax asset position. The Company monitors its investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of its investments to interest rate changes on the debt securities the Company owns. For example, if the current duration of a debt security is 10 years, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt securities the Company owns; derivatives, excluding credit default swaps, and notes payable as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2022		2021
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$64,876	$57,535	$84,856	$74,186
Dollar-denominated	32,075	29,551	40,709	37,168
Total debt securities	$96,951	$87,086	$125,565	$111,354
Commercial mortgage and other loans	$13,212	$13,136	$11,996	$11,881
Derivatives	$617	$669	$936	$958
Liabilities:
Notes payable (1)	$6,826	$6,368	$8,539	$7,882
Derivatives	1,698	1,542	1,619	1,419
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(In years)	2022	2021
Yen-denominated debt securities	13	14
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2022	2021
Dollar-denominated debt securities	7	8
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	7	7

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2022			2021
	U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.00%	1.22%	(1)	3.00%	.96%	(1)
New money yield on investments	4.92	4.29		3.19	3.34
Policies in force at year-end:
Required interest on policy reserves	4.99	2.98	(1)	5.10	3.05	(1)
Portfolio book yield, end of period	5.15	2.87		4.72	2.44
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products

Aflac Japan investment yields above includes U.S. dollar-denominated investment yields prior to factoring in amortized hedge costs. The Company continues to monitor the spread between its new money yield and the required interest assumption for newly issued products in both the U.S. and Japan and will re-evaluate those assumptions as necessary. Currently, when investments the Company owns mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

The Company holds investments and has issued debt with interest rates based on USD LIBOR, and also holds derivatives that reference USD LIBOR. The upcoming cessation of USD LIBOR as an interest rate benchmark may create uncertainty in the valuation of USD LIBOR-based loans, as well as for other USD LIBOR-based derivatives and assets. This may adversely impact both pricing and liquidity in such instruments. The Company has prepared for the expected discontinuation of USD LIBOR by identifying, assessing and monitoring risks associated with USD LIBOR transition. Preparation included taking steps to update operational processes (including to support alternative reference rates) and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

Periodically, the Company may enter into derivative transactions to hedge interest rate risk, depending on general economic conditions. In 2022, the Company expanded the use of interest rate swaps in its hedging strategy, which is designed to help manage the Company's sensitivity to interest rates. For additional information on interest rate derivatives, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Evaluating the underlying risks in the Company's credit portfolio involves a multitude of factors including but not limited to its assessment of the issuer's or borrower's business activities, assets, products, market position, financial condition, and future prospects, including sustainability of the issuer’s or borrower’s business and the impact of environmental, social and governance-related factors. The Company incorporates the assessment of the NRSROs in assigning credit ratings and incorporates the rating methodologies of its external managers in assigning loan ratings to portfolio holdings. The Company performs extensive internal assessments of the credit risks for all its portfolio holdings and potential new investments, which includes using analyses provided by the Company's specialist external managers. For assets managed by external asset managers, the Company provides investment and credit risk parameters that must be used when making investment decisions and requires ongoing monitoring and reporting from the asset managers on significant changes in credit risks within the portfolio.

Investment Concentrations

The Company's 15 largest fixed-maturity security global investment exposures were as follows:

Largest Global Fixed Maturity Security Investment Positions
(In millions)
December 31, 2022

		Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
		Book Value	Securities	Rating
1	Japan National Government (1)	$42,618	45.09%	A+
2	Bank of America NA	339	.36
	MUFG Bank, Ltd.	226	.24	A
	MUFG Bank, Ltd.	113	.12	A-
3	MUFG Bank, Ltd.	339	.36
	Bank Of America Corp	188	.20	A
	Bank Of America Corp	151	.16	BBB+
4	Investcorp SA	329	.35	BB
5	E.On International Finance Bv	320	.34	BBB
6	Banobras	279	.30	BBB-
7	Nordea Bank AB	258	.27	A-
8	AXA	252	.27	A
9	Walt Disney Co.	246	.26	A-
10	Deutsche Telekom AG	246	.26	BBB+
11	CFE	240	.25	BBB
12	Japan Expressway Holding and Debt	240	.25	A+
13	AT&T Inc.	239	.25	BBB
14	Petroleos Mexicanos (Pemex)	226	.24	BB-
15	Czech (Republic Of)	226	.24	AA-
	Subtotal	$46,397	49.08%
	Total fixed maturity securities	$94,525	100.00%
(1)JGBs or JGB-backed securities

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

	2022		2021
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$46,539	49.2%	$54,701	50.9%
United States and Canada	28,547	30.2	30,971	28.8
United Kingdom	3,014	3.2	3,473	3.2
Germany	2,074	2.0	2,448	2.3
France	1,870	2.0	2,112	2.0
Peripheral Eurozone	1,788	1.9	1,916	1.8
Portugal	75	.1	87	.1
Italy	997	1.1	1,090	1.0
Ireland	118	.1	99	.1
Spain	598	.6	640	.6
Nordic Region	1,670	1.8	1,770	1.6
Sweden	914	1.0	905	.8
Norway	322	.3	366	.3
Denmark	276	.3	317	.3
Finland	158	.2	182	.2
Other Europe	2,519	2.8	2,728	2.6
Netherlands	1,125	1.3	1,259	1.2
Switzerland	578	.6	532	.5
Czech Republic	399	.4	461	.4
Austria	106	.1	122	.1
Belgium	160	.2	180	.2
Poland	151	.2	174	.2
Asia excluding Japan	1,895	2.0	2,198	2.0
Africa and Middle East	1,002	1.1	1,134	1.1
Latin America	1,935	2.0	2,056	1.9
Australia	1,417	1.5	1,578	1.5
All Others	261	.3	292	.3
Total fixed maturity securities	$94,531	100.0%	$107,377	100.0%

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

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. The Company’s largest equity exposure as of December 31, 2022 is the investment in Trupanion, Inc., which has a cost basis of $200 million and a fair value of $173 million. Excluding Trupanion Inc., the Company's three largest equity exposures had a fair value of $240 million or approximately 24% of its total investment in equity securities as of December 31, 2022. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $109 million.

Item 8. Financial Statements and Supplementary Data
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP (PCAOB Firm ID 185), an independent registered public accounting firm, has issued an attestation report from the firm's location in Atlanta, Georgia on the effectiveness of internal control over the Company's financial reporting as of December 31, 2022, which is included herein.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2023

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Fair value of certain privately issued securities
As discussed in Note 5 to the consolidated financial statements, the Company invests in certain privately issued securities that require significant judgment in the estimation of fair value. The fair value of privately issued securities are estimated using discounted cash flow valuation models, developed by a third-party pricing vendor, and take into consideration unique characteristics of the securities and other market information to determine an issuer-specific credit curve to estimate expected cash flows. Judgment is required to determine the inputs and assumptions used in the valuation models, including the determination of the most appropriate comparable securities to develop an issuer-specific credit curve when it cannot be developed from the specific security features. As of December 31, 2022, the value of privately issued securities are included within the financial statement captions of fixed maturity securities available for sale, at fair value of $71,936 million; fixed maturity securities available for sale – consolidated variable

Item 8. Financial Statements and Supplementary Data
interest entities, at fair value of $3,805 million; and, fixed maturity securities held to maturity, at amortized cost of $19,056 million.
We identified the assessment of the fair value of certain privately issued securities as a critical audit matter. Due to the complexity of the valuation models, subjective auditor judgment and specialized valuation skills and knowledge were needed to evaluate the valuation models, the methodology used to estimate fair value and the Company's determination of the most appropriate comparable securities to develop an issuer-specific credit curve, when necessary.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the assistance of valuation professionals, over the Company’s process to estimate the fair value of certain privately issued securities. This included controls over the Company’s determination of comparable securities, when appropriate, to develop an issuer- specific credit curve to be used in the valuation models to estimate fair value. We involved valuation professionals with specialized skills and knowledge to assist in assessing the estimated fair values of such securities, which included
•Evaluating the Company's valuation methodology for compliance with U.S. generally accepted accounting principles.
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
Estimate of unpaid policy claims
As discussed in Note 1 to the consolidated financial statements, unpaid policy claims are estimates computed primarily on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The estimates are evaluated by the Company and, as new claim experience emerges, the estimates are adjusted as necessary. As of December 31, 2022, the Company recorded a liability for unpaid policy claims of $4,561 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness, with the assistance of actuarial professionals, of certain internal controls over the Company’s process to estimate the unpaid policy claims liability. This included controls related to the evaluation of the actuarial methodologies and assumptions used in the calculation of the unpaid policy claims liability. We involved actuarial professionals with specialized skills and knowledge to assist in assessing the unpaid policy claims liability, which included
•Assessing the actuarial methodologies and assumptions utilized by the Company by comparing them to generally accepted actuarial methodologies and historical results.
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

Item 8. Financial Statements and Supplementary Data
•Evaluating the Company’s historical ability to estimate unpaid policy claims by comparing the unpaid policy claims liability for certain products recorded by the Company at various historical periods to an independent range developed using claims paid through December 31, 2022.
Disclosure of the expected impact from the adoption of ASU 2018-12 Financial Services - Insurance: Targeted Improvement to the Accounting for Long-Duration Contracts
As discussed in Note 1 to the consolidated financial statements, the Company disclosed the expected transition impact and the adjusted liability for future policy benefits (LFPB) balance as of December 31, 2021 and 2022 as a result of ASU 2018-12 Financial Services – Insurance: Targeted Improvement to the Accounting for Long-Duration Contracts (the standard). The Company plans to adopt the standard on January 1, 2023 using the modified retrospective transition method. The standard requires the Company to estimate the LFPB balance using current cash flow assumptions and a discount rate that is the current upper-medium grade (low credit risk) fixed-income instrument yield (current discount rate). The difference in the LFPB balance using the discount rate used immediately before January 1, 2021 (the transition date) and the current discount rate as of the transition date is recorded in accumulated other comprehensive income (AOCI) net of tax at transition. All payments under an insurance contract will be measured together as an integrated reserve. The Company estimates the transition date impact from the adoption will result in a decrease in AOCI of approximately $18.6 billion and has disclosed adjusted LFPB balances of $115,964 million and $88,241 million as of December 31, 2021 and 2022, respectively.
We identified the assessment of the disclosure of the Company’s expected impacts of adoption of the standard on the adjusted LFPB balance at transition and as of December 31, 2021 and 2022 using updated assumptions and a current discount rate (collectively, the LFPB balances) as a critical audit matter. A high level of auditor effort, including specialized skills and knowledge, and subjective auditor judgment was involved in the evaluation of actuarial methodologies, certain cash flow assumptions (mortality, morbidity, and terminations) and projections, and the methodology and assumptions used to develop separate U.S. and Japan discount rate curves.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the assistance of valuation and actuarial professionals, over the Company’s process to estimate the LFPB balances, including controls related to the actuarial methodologies, cash flow assumptions and projections, and the development of the discount rate curves. We involved valuation professionals with specialized skills and knowledge to assist in assessing the methodology and assumptions used by the Company to develop separate discount rate curves for the U.S. and Japan by developing independent discount rate curves and comparing them to those used by the Company. We involved actuarial professionals with specialized skills and knowledge to assist in assessing the LFPB balances, which included
•Evaluating the Company’s estimate of the LFPB balances for compliance with the standard.
•Assessing the actuarial methodologies used by the Company to estimate the LFPB balances by evaluating the Company’s calculation of the LFPB balances for compliance with generally accepted actuarial methodologies.
•Assessing the reasonableness of certain cash flow assumptions by comparing them to the Company’s historical experience.
•Testing the Company’s estimate of the LFPB balances by recalculating the projected cash flows for a selection of policies and comparing the results to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 23, 2023

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2022	2021	2020
Revenues:
Net earned premiums, principally supplemental health insurance	$15,263	$17,647	$18,622
Net investment income	3,656	3,818	3,638
Net investment gains (losses)	363	468	(270)
Other income (loss)	220	173	157
Total revenues	19,502	22,106	22,147
Benefits and expenses:
Benefits and claims, net	9,153	10,576	11,796
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,152	1,170	1,214
Insurance commissions	1,117	1,256	1,316
Insurance and other expenses (1)	3,250	3,544	3,420
Interest expense	226	238	242
Total acquisition and operating expenses	5,745	6,208	6,192
Total benefits and expenses	14,898	16,784	17,988
Earnings before income taxes	4,604	5,322	4,159
Income tax expense (benefit):
Current	1,181	1,095	794
Deferred	(778)	(98)	(1,413)
Income taxes	403	997	(619)
Net earnings	$4,201	$4,325	$4,778
Net earnings per share:
Basic	$6.62	$6.42	$6.69
Diluted	6.59	6.39	6.67
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	634,816	673,617	713,702
Diluted	637,655	676,729	716,192
Cash dividends per share	$1.60	$1.32	$1.12
(1) Includes expense of $48 in 2021 and $15 in 2020 for the early extinguishment of debt.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2022	2021	2020
Net earnings	$4,201	$4,325	$4,778
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(1,080)	(889)	510
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(12,603)	(929)	1,061
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(453)	(31)	159
Unrealized gains (losses) on derivatives during period	4	5	(1)
Pension liability adjustment during period	165	148	(7)
Total other comprehensive income (loss) before income taxes	(13,967)	(1,696)	1,722
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,169)	(155)	251
Other comprehensive income (loss), net of income taxes	(11,798)	(1,541)	1,471
Total comprehensive income (loss)	$(7,597)	$2,784	$6,249
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2022	2021
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2022 and 2021, amortized cost $72,246 in 2022 and $82,105 in 2021)	$71,936	$94,206
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,223 in 2022 and $3,264 in 2021)	3,805	4,490
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $7 in 2022 and $8 in 2021 (fair value $21,210 in 2022 and $26,869 in 2021)	19,056	22,000
Equity securities, at fair value	1,091	1,603
Commercial mortgage and other loans, net of allowance for credit losses of $192 in 2022 and $174 in 2021 (includes $10,832 in 2022 and $9,740 in 2021 of consolidated variable interest entities)	13,496	11,786
Other investments (includes $1,909 in 2022 and $1,535 in 2021 of consolidated variable interest entities)	4,070	3,842
Cash and cash equivalents	3,943	5,051
Total investments and cash	117,397	142,978
Receivables	647	672
Accrued investment income	745	737
Deferred policy acquisition costs	8,593	9,525
Property and equipment, at cost less accumulated depreciation	530	538
Other	3,105	3,092
Total assets	$131,017	$157,542
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$80,749	$90,588
Unpaid policy claims	4,561	4,836
Unearned premiums	1,825	2,576
Other policyholders’ funds	6,123	7,072
Total policy liabilities	93,258	105,072
Income taxes	1,296	4,339
Payables for return of cash collateral on loaned securities	1,809	2,162
Notes payable and lease obligations	7,442	7,956
Other	4,847	4,760
Total liabilities	108,652	124,289
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2022 and 2021; issued 1,354,079 shares in 2022 and 1,352,739 shares in 2021	135	135
Additional paid-in capital	2,641	2,529
Retained earnings	44,568	41,381
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(3,640)	(2,013)
Unrealized gains (losses) on fixed maturity securities	(702)	9,602
Unrealized gains (losses) on derivatives	(27)	(30)
Pension liability adjustment	(36)	(166)
Treasury stock, at average cost	(20,574)	(18,185)
Total shareholders’ equity	22,365	33,253
Total liabilities and shareholders’ equity	$131,017	$157,542
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle - Accounting Standards Update (ASU) 2016-13, net of income taxes (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle - ASU 2019-04, net of income taxes (1)	0	0	0	848	0	848
Balance at January 1, 2020	135	2,313	34,235	7,463	(14,395)	29,751
Net earnings	0	0	4,778	0	0	4,778
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	514	0	514
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	965	0	965
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	(7)	0	(7)
Dividends to shareholders (2) ($1.45 per share)	0	0	(1,029)	0	0	(1,029)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	53	0	0	0	53
Purchases of treasury stock	0	0	0	0	(1,565)	(1,565)
Treasury stock reissued	0	32	0	0	56	88
Balance at December 31, 2020	135	2,410	37,984	8,934	(15,904)	33,559
Net earnings	0	0	4,325	0	0	4,325
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(904)	0	(904)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(759)	0	(759)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	4	0	4
Pension liability adjustment during period, net of income taxes	0	0	0	118	0	118
Dividends to shareholders (2) ($1.39 per share)	0	0	(928)	0	0	(928)
Exercise of stock options	0	18	0	0	0	18
Share-based compensation	0	61	0	0	0	61
Purchases of treasury stock	0	0	0	0	(2,322)	(2,322)
Treasury stock reissued	0	40	0	0	41	81
Balance at December 31, 2021	$135	$2,529	$41,381	$7,393	$(18,185)	$33,253
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2020.
(2) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$41,381	$7,393	$(18,185)	$33,253
Net earnings	0	0	4,201	0	0	4,201
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(1,627)	0	(1,627)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(10,304)	0	(10,304)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	3	0	3
Pension liability adjustment during period, net of income taxes	0	0	0	130	0	130
Dividends to shareholders (1) ($1.62 per share)	0	0	(1,014)	0	0	(1,014)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	62	0	0	0	62
Purchases of treasury stock	0	0	0	0	(2,425)	(2,425)
Treasury stock reissued	0	38	0	0	36	74
Balance at December 31, 2022	$135	$2,641	$44,568	$(4,405)	$(20,574)	$22,365
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2022	2021	2020
Cash flows from operating activities:
Net earnings	$4,201	$4,325	$4,778
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	2	75	58
Capitalization of deferred policy acquisition costs	(1,054)	(1,063)	(1,142)
Amortization of deferred policy acquisition costs	1,152	1,170	1,214
Increase in policy liabilities	661	976	2,023
Change in income tax liabilities	(558)	118	(1,419)
Net investment (gains) losses	(363)	(468)	270
Other, net	(162)	(82)	176
Net cash provided (used) by operating activities	3,879	5,051	5,958
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	4,418	4,157	3,725
Equity securities	570	264	234
Held-to-maturity fixed maturity securities	3	4	4
Commercial mortgage and other loans	2,190	4,099	2,085
Costs of investments acquired:
Available-for-sale fixed maturity securities	(3,514)	(5,813)	(4,772)
Equity securities	(461)	(492)	(498)
Commercial mortgage and other loans	(3,897)	(5,282)	(3,263)
Other investments, net	(227)	(1,066)	(860)
Settlement of derivatives, net	(61)	199	18
Cash received (pledged or returned) as collateral, net	(673)	1,511	(1,027)
Other, net	112	41	(265)
Net cash provided (used) by investing activities	(1,540)	(2,378)	(4,619)
Cash flows from financing activities:
Purchases of treasury stock	(2,401)	(2,301)	(1,537)
Proceeds from borrowings	1,277	1,153	1,545
Principal payments under debt obligations	(1,416)	(700)	(350)
Dividends paid to shareholders	(979)	(855)	(769)
Change in investment-type contracts, net	(83)	(36)	(11)
Treasury stock reissued	17	26	34
Other, net	34	(26)	(27)
Net cash provided (used) by financing activities	(3,551)	(2,739)	(1,115)
Effect of exchange rate changes on cash and cash equivalents	104	(24)	21
Net change in cash and cash equivalents	(1,108)	(90)	245
Cash and cash equivalents, beginning of period	5,051	5,141	4,896
Cash and cash equivalents, end of period	$3,943	$5,051	$5,141
Supplemental disclosures of cash flow information:
Income taxes paid	$961	$880	$800
Interest paid	211	213	210
Noncash interest	14	24	32
Noncash financing activities:
Lease obligations	102	46	56
Treasury stock issued for:
Associate stock bonus	14	19	19
Shareholder dividend reinvestment	37	32	29
Share-based compensation grants	6	4	6
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Aflac Benefits Solutions Inc. (ABS), formerly known as Argus Dental & Vision, Inc., and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through Tier One Insurance Company (TOIC). The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in 2022, compared with 69% in 2021 and 68% in 2020. The percentage of the Company's total assets attributable to Aflac Japan was 80% at December 31, 2022, compared with 82% at December 31, 2021.

In 2022, the Company established Aflac Re Bermuda Ltd. (Aflac Re Bermuda), a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. Aflac Re Bermuda is subject to regulation in Bermuda, where the Bermuda Monetary Authority (BMA) has broad administrative powers relating to granting and revoking licenses to transact reinsurance business, approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices.

In 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, acquired Zurich North America’s U.S. Corporate Life and Pensions business (Zurich), which consists of group life, disability and absence management products. Aflac and Aflac New York will reinsure on an indemnity basis Zurich's in-force group life and disability policies. Aflac also acquired assets needed to support the group life and disability business, along with an absence management platform.

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

Market Conditions: The impact of the Coronavirus Disease 2019 (COVID-19) global pandemic on the Company continues to evolve and the continued path of the global economic recovery remains uncertain given the potential longer-term impacts that have resulted from or are coincidental with the pandemic. For example, economic conditions have acted as headwinds to sales and earned premiums in 2022. Further, continued widening of the differential between U.S. and Japan interest rates has contributed to a weakening of the yen, which has the effect of suppressing the Company's current period results in relation to the comparable prior period.

Item 8. Financial Statements and Supplementary Data

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

The Parent Company has designated a majority of its yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedges and foreign currency forwards and options as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. Outstanding principal and related accrued interest on these Parent Company liabilities and the fair value of these derivatives are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments and changes in the fair value of these derivatives are recorded as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

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

Premiums from the Company's products with limited-pay features, including cancer, medical and nursing care, term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the period over which benefits are provided. Premiums for these products are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded in earnings, such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

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

Advertising expense is reported as incurred in insurance and other expenses in the consolidated statements of earnings.

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

Item 8. Financial Statements and Supplementary Data

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

Commercial mortgage and other loans include transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs). The Company's investments in TREs, CMLs, and MMLs are accounted for as loan receivables and are recorded at amortized cost on the acquisition date. The Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature and therefore, they are considered held for investment and are carried at amortized cost in the commercial mortgage and other loans line in its consolidated balance sheets. The amortized cost of the loan receivables reflects allowances for expected lifetime credit losses estimated as of each reporting date.

Other investments include policy loans, limited partnerships, and short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days. Limited partnerships are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its proportionate share of the investee's

Item 8. Financial Statements and Supplementary Data
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

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value within other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are foreign currency forwards, foreign currency options, foreign currency swaps, interest rate swaps and interest rate swaptions. The Company does not use derivatives for trading purposes, nor does the Company engage in leveraged derivative transactions.

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

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk attributable to the hedged item. At the inception of hedging relationships the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking the respective hedging relationship, and the methodology that will be used to assess the effectiveness of the hedge relationship at and subsequent to hedge inception. The Company documents the designation of each hedge as either (i) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction ("cash flow hedge"); (ii) a hedge of the exposure to changes in the fair value of a recognized asset or liability, attributable to a particular risk ("fair value hedge"); or (iii) a hedge of foreign currency exposure of a net investment in a foreign operation ("net investment hedge"). The documentation process includes linking derivatives and non-derivative financial instruments that are designated in hedge relationships with specific assets or groups of assets or liabilities in the statement of financial position or to specific forecasted transactions and defining the effectiveness testing methods to be used. At the hedge inception and on an ongoing quarterly basis, the Company also formally assesses whether the derivatives and non-derivative financial instruments used in hedging activities have been,

Item 8. Financial Statements and Supplementary Data
and are expected to continue to be, highly effective in offsetting their designated risk. The assessment of hedge effectiveness determines the accounting treatment of changes in fair value.
Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression, dollar offset, or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the portion of the hedging instrument included in the assessment of effectiveness is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Amounts reclassified are recorded in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is recorded. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness.
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
As discussed in Note 4, from time to time the Company designates net investment hedges of its net investment in Aflac Japan. The Company makes its net investment hedge designation at the beginning of each quarter. The qualifying hedging instruments are non-derivative instruments that are not reported at fair value that represent yen-denominated liabilities, namely yen-denominated debt issued by the Company and foreign currency derivatives that include foreign currency forwards and options. For derivative and non-derivative hedging instruments designated as net investment hedges, the Company follows the spot-rate method. According to that method, the change in fair value of the hedging instrument due to fluctuations in the spot exchange rate is recorded in the unrealized foreign currency component of other comprehensive income and reclassified to earnings only when the hedged net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed. If and when a sale or liquidation occurs, the changes in fair value of the derivative deferred in the unrealized foreign currency component of other comprehensive income will be released in the same income statement line item where the gain (loss) on the hedged net investment would be recorded upon sale. All other changes in fair value of the hedging instrument are considered the “excluded component” and are accounted for in net investment gains (losses). Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds its investment in Aflac Japan would be recognized in current earnings within net investment gains (losses).
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

Item 8. Financial Statements and Supplementary Data
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

For internal replacement transactions where the resulting contract is substantially unchanged, unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred.

For an internal replacement transaction that results in a policy that is substantially changed, unamortized deferred acquisition costs on the original policy are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with the Company's accounting policies for deferred acquisition costs.

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

Goodwill: Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not recorded at fair value (e.g. income taxes, employee benefits). Goodwill is not amortized, but is tested for impairment at a level of a reporting unit at least annually, in the same reporting period each year. Goodwill is included in the line item “Other” assets in the consolidated balance sheets and was $265 million as of December 31, 2022, compared with $268 million at December 31, 2021. A significant majority of the goodwill balance is attributable to the following business combinations within the Aflac U.S. segment, which represents the reporting unit for goodwill impairment testing: (i) CAIC acquisition in 2009, (ii) Empoweredbenefits, LLC acquisition in 2015, (iii) ABS acquisition in 2019, and (iv) acquisition of Zurich's business in 2020.

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

Item 8. Financial Statements and Supplementary Data

Other policyholders’ funds liability consists primarily of the fixed annuity line of business in Aflac Japan which has fixed benefits and premiums.

For internal replacements that are determined to be substantially changed, policy liabilities related to the original policy that was replaced are immediately released, and policy liabilities are established for the new insurance contract. Further, the policy reserves are evaluated based on the new policy features, and changes are recognized at the date of contract change/modification. However, for internal replacements that are considered substantially unchanged, no changes to the reserves are recognized.

Reinsurance: The Company enters into reinsurance agreements in the normal course of business. For each reinsurance agreement, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and DAC are reported net of insurance ceded.

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

Item 8. Financial Statements and Supplementary Data

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2020-04 Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as clarified and amended by:
ASU 2021-01 Reference Rate Reform: Relief Extended to Derivatives Impacted by Discounting Transition
ASU 2022-06 Reference Rate Reform: Deferral of the Sunset Date of Topic 848

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

In January 2021, the FASB issued a standard to permit entities to apply optional expedients in ASC 848 to derivative instruments modified because of discounting transition. Discounting transition refers to the changing of interest rates used for margining, discounting, or contract price alignment of derivative instruments to transition to alternative rates. The amendment is effective immediately.

In December 2022, the FASB issued amendments that defer the sunset date for applying the reference rate reform relief in ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients and exceptions. These amendments are effective immediately.

This standard was adopted on April 1, 2020. The adoption of the new guidance did not have an impact on the Company’s financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data
ASU 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as clarified and amended by:
ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815,
Derivatives and Hedging, and Topic 825, Financial Instruments
ASU 2019-05 Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief
ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments - Credit Losses

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
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that will significantly change how insurers account for long-duration contracts. The amendments will change existing recognition, measurement, presentation, and disclosure requirements. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update assumptions for the liability for future policy benefits (LFBP) at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures.

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

The Company will conclude implementation efforts and adopt the amendments as of January 1, 2023. The adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The requirement to update assumptions for the LFPB will have a significant impact on the Company's results of operations, systems, processes and controls, and the requirement to update discount rates will have a significant impact on its equity.

As part of working toward implementation of the updated standard, the Company has made key accounting policy decisions, including establishing processes to identify insurance policy groupings (cohorts) for LFPB measurement and DAC amortization purposes, applicable discount rates, development of liability cash flow and claim expense assumptions, and DAC amortization methodology.

The Company did not early adopt the updated standard and has selected the modified retrospective transition method, which requires the amended guidance be applied as of the beginning of the earliest period presented beginning on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date, the Company calculates the ratio of expected benefits less existing carrying values to gross premiums (net premium ratio) using updated assumptions and the discount rate immediately before the Transition Date. For any cohorts that have a net premium ratio greater than 100% on the Transition Date, the net premium ratio is capped at 100%. The Company uses the net premium ratio calculated on the Transition Date (and capped at 100% if required) to calculate the LFPB using

Item 8. Financial Statements and Supplementary Data
two different discount rates: (i) the discount rate used immediately before the Transition Date, and (ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their net premium ratio capped at 100% on the Transition Date, any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date is recorded as an adjustment (decrease) to opening retained earnings. For all cohorts on the Transition Date, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date) is recorded in accumulated other comprehensive income (AOCI) net of tax at transition.

Upon adoption, opening equity will be adjusted for the Transition Date impacts to AOCI and retained earnings and prior periods presented (years 2021 and 2022) will be restated following the updated standard. Based upon the modified retrospective transition method, the Transition Date impact from adoption will result in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings of approximately $0.3 billion. The decrease in AOCI as of January 1, 2023 will be reduced to approximately $2.1 billion due to rising interest rates and a weakening of the yen.

The Company has designed its discount rate methodology for both the U.S. and Japan insurance business. The methodology incorporates constructing a discount rate curve separately for discounting cash flows used to calculate the U.S. and Japan LFPB, with each curve intended to be reflective of the currency, tenor and characteristics of the insurance liabilities. Discount rates comprising each curve are determined by reference to upper-medium grade (low credit risk) fixed-income instrument yields that reflect the duration characteristics of the corresponding insurance liabilities. The Company uses for these yields single-A rated fixed income instruments with credit ratings based on international rating standards. Where only local ratings are available, the Company selects the fixed-income instruments with local ratings that are equivalent to a single-A rating based on international rating standards. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques. Discount rates are updated each reporting period.

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
•The Company will update the net premium ratio each quarter to reflect actual gross premiums and benefits in the quarter and updated expected future cash flows based on the actual ending insurance in force. Cash flow assumptions will also be evaluated each quarter to determine if an update is needed. To facilitate a more detailed review of cash flow assumptions, experience studies will be performed annually in the consistent quarter year-to-year to substantiate assumptions, including mortality, morbidity, and terminations in future periods.
•Locked-in discount rates used for the computation of interest accretion on LFPB for policies issued on or after January 1, 2021 will be determined for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low credit risk) fixed-income instrument forward curves over the calendar year, determined using the methodology described above and weighted using issued annualized premiums for each issue month. The single discount rate for each issue-year cohort will remain unchanged after

Item 8. Financial Statements and Supplementary Data
the calendar year of issue. Locked-in discount rates on the policies held at Transition Date reflect the locked-in rates in existence immediately before the Transition Date.
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
•The Company has made an entity-wide election to use locked-in claim expense assumptions determined for each issue-year cohort as a percentage of paid claims; these assumptions remain unchanged over the term of the insurance policy. Under the amended guidance, certain insurance commissions and expenses must be excluded from the expense assumption, which will result in an increase in the deferred profit liability on limited-payment products compared to current guidance. In conjunction with the adoption of the updated standard effective January 1, 2023, the Company will change its practice of recording the change in the deferred profit liability on products with limited-payment features from the benefits and claims, net line item to the net earned premiums line item in the consolidated statement of earnings. This reclassification will have no impact on net earnings. The change in presentation will be made for all comparative periods presented and has been reflected in the consolidated statements of earnings and consolidated balance sheets as of and for the years ended December 31, 2022 and 2021 as adjusted under the amended guidance and presented below as part of this Note 1.

The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has completed the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has also put in place internal controls related to the new processes created as part of implementing the updated standard.

The Company continues testing its reporting and disclosure capabilities under the new ASU for post-Transition Date accounting periods.

The Company currently has no products with market risk benefits.

Impacts on Previously Reported Results

Impacts from the adoption of ASU 2018-12 to the Company's previously reported results are expected to be as follows:

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Earnings
Year Ended December 31, 2022

(In millions)	As Reported	Adoption Impacts	As Adjusted
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$15,263	$(362)	$14,901
Net investment income	3,656	0	3,656
Net investment gains (losses)	363	0	363
Other income (loss)	220	0	220
Total revenues	19,502	(362)	19,140
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement (1),(2)	9,153	(51)	9,102
Reserve remeasurement (gains) losses (3)	0	(215)	(215)
Total benefits and claims, net	9,153	(266)	8,887
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs (4)	1,152	(360)	792
Insurance commissions	1,117	0	1,117
Insurance and other expenses (5)	3,250	(1)	3,249
Interest expense	226	0	226
Total acquisition and operating expenses	5,745	(361)	5,384
Total benefits and expenses	14,898	(627)	14,271
Earnings before income taxes	4,604	265	4,869
Income taxes (6)	403	48	451
Net earnings	$4,201	$217	$4,418
(1) Adjustment reflects a $324 increase in the deferred profit liability on limited-payment products under the updated standard combined with the reclassification of a $38 increase in deferred profit liability previously reported in benefits and claims and reclassified to net earned premiums in conjunction with adoption of the updated standard.
(2) Adjustment reflects 2022 activity for the effect of calculating benefits using revised net premium ratios and best estimate future cash flow projections, excluding reserve remeasurement impacts.
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
(5) Adjustment reflects 2022 activity for the change in accrued claim adjustment expenses that are included in benefits and claims as a component of the integrated reserve under the updated standard.
(6) Adjustment reflects an increase in income tax expense associated with the increase in pretax earnings.

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Earnings
Year Ended December 31, 2021

(In millions)	As Reported	Adoption Impacts	As Adjusted
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$17,647	$(552)	$17,095
Net investment income	3,818	0	3,818
Net investment gains (losses)	468	0	468
Other income (loss)	173	0	173
Total revenues	22,106	(552)	21,554
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement (1)(2)	10,576	47	10,623
Reserve remeasurement (gains) losses (3)	0	(147)	(147)
Total benefits and claims, net	10,576	(100)	10,476
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs (4)	1,170	(335)	835
Insurance commissions	1,256	0	1,256
Insurance and other expenses (5)	3,544	(3)	3,541
Interest expense	238	0	238
Total acquisition and operating expenses	6,208	(338)	5,870
Total benefits and expenses	16,784	(438)	16,346
Earnings before income taxes	5,322	(114)	5,208
Income taxes (6)	997	(20)	977
Net earnings	$4,325	$(94)	$4,231
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

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheet
December 31, 2022

(In millions)	As Reported	Adoption Impacts	As Adjusted
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value	$71,936	$0	$71,936
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value	3,805	0	3,805
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses	19,056	0	19,056
Equity securities, at fair value	1,091	0	1,091
Commercial mortgage and other loans, net of allowance for credit losses	13,496	0	13,496
Other investments	4,070	0	4,070
Cash and cash equivalents	3,943	0	3,943
Total investments and cash	117,397	0	117,397
Receivables	647	0	647
Accrued investment income	745	0	745
Deferred policy acquisition costs (1)	8,593	646	9,239
Property and equipment	530	0	530
Other (2)	3,105	75	3,180
Total assets	$131,017	$721	$131,738
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits (3),(4),(5)	$80,749	$7,492	$88,241
Unpaid policy claims (3),(6)	4,561	(4,360)	201
Unearned premiums	1,825	0	1,825
Other policyholders’ funds (6)	6,123	520	6,643
Total policy liabilities	93,258	3,652	96,910
Income taxes (7)	1,296	(598)	698
Payables for return of cash collateral on loaned securities	1,809	0	1,809
Notes payable and lease obligations	7,442	0	7,442
Other (4)	4,847	(108)	4,739
Total liabilities	108,652	2,946	111,598
Commitments and contingent liabilities
Shareholders’ equity:
Common stock	135	0	135
Additional paid-in capital	2,641	0	2,641
Retained earnings (8)	44,568	(201)	44,367
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) (9)	(3,640)	76	(3,564)
Unrealized gains (losses) on fixed maturity securities	(702)	0	(702)
Unrealized gains (losses) on derivatives	(27)	0	(27)
Effect of changes in discount rate assumptions (10)	0	(2,100)	(2,100)
Pension liability adjustment	(36)	0	(36)
Treasury stock	(20,574)	0	(20,574)
Total shareholders’ equity	22,365	(2,225)	20,140
Total liabilities and shareholders’ equity	$131,017	$721	$131,738
(1) Adjustment reflects an increase in DAC assets as a result of DAC being amortized over the expected life of a contract and no interest accretion recorded under the updated standard.
(2) Adjustment reflects the discounting of reinsurance recoverables under the updated standard.
(3) Adjustment for the reclassification of unpaid policy claims for long-duration contracts to future policy benefits as a component of the integrated reserve.
(4) Adjustment for the reclassification of accrued claim adjustment expenses from other liabilities to future policy benefits as a component of the integrated reserve.
(5) Adjustment reflects the impacts of adopting the standard and post-adoption impacts including calculating benefit reserves using revised net premium ratios and an increase in the deferred profit liability on limited-payment products
(6) Adjustment for the reclassification of the claims liability for certain fixed annuity benefits from unpaid policy claims to other policyholders' funds.
(7) Adjustment reflects the tax effects from adoption and post-adoption activity under the updated standard.
(8) Adjustment reflects the cumulative impact from adoption and post-adoption activity under the updated standard, including the increase in 2022 net earnings of $217.
(9) Adjustment reflects foreign currency translation related to the updated standard, as applicable.
(10) Adjustment reflects the cumulative impact from adoption and post-adoption activity under the updated standard, including an increase of $13,732 in 2022 due to changes in the discount rate assumptions.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheet
December 31, 2021

(In millions)	As Reported	Adoption Impacts	As Adjusted
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value	$94,206	$0	$94,206
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value	4,490	0	4,490
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses	22,000	0	22,000
Equity securities, at fair value	1,603	0	1,603
Commercial mortgage and other loans, net of allowance for credit losses	11,786	0	11,786
Other investments	3,842	0	3,842
Cash and cash equivalents	5,051	0	5,051
Total investments and cash	142,978	0	142,978
Receivables	672	0	672
Accrued investment income	737	0	737
Deferred policy acquisition costs (1)	9,525	323	9,848
Property and equipment	538	0	538
Other (2)	3,092	285	3,377
Total assets	$157,542	$608	$158,150
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits (3),(4),(5)	$90,588	$25,376	$115,964
Unpaid policy claims (3),(6)	4,836	(4,685)	151
Unearned premiums	2,576	0	2,576
Other policyholders’ funds (6)	7,072	568	7,640
Total policy liabilities	105,072	21,259	126,331
Income taxes (7)	4,339	(4,309)	30
Payables for return of cash collateral on loaned securities	2,162	0	2,162
Notes payable and lease obligations	7,956	0	7,956
Other (4)	4,760	(120)	4,640
Total liabilities	124,289	16,830	141,119
Commitments and contingent liabilities
Shareholders’ equity:
Common stock	135	0	135
Additional paid-in capital	2,529	0	2,529
Retained earnings (8)	41,381	(418)	40,963
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) (9)	(2,013)	28	(1,985)
Unrealized gains (losses) on fixed maturity securities	9,602	0	9,602
Unrealized gains (losses) on derivatives	(30)	0	(30)
Effect of changes in discount rate assumptions (10)	0	(15,832)	(15,832)
Pension liability adjustment	(166)	0	(166)
Treasury stock	(18,185)	0	(18,185)
Total shareholders’ equity	33,253	(16,222)	17,031
Total liabilities and shareholders’ equity	$157,542	$608	$158,150
(1) Adjustment reflects an increase in DAC assets as a result of DAC being amortized over the expected life of a contract and no interest accretion recorded under the updated standard.
(2) Adjustment reflects the discounting of reinsurance recoverables under the updated standard.
(3) Adjustment for the reclassification of unpaid policy claims for long-duration contracts to future policy benefits as a component of the integrated reserve.
(4) Adjustment for the reclassification of accrued claim adjustment expenses from other liabilities to future policy benefits as a component of the integrated reserve.
(5) Adjustment reflects the impacts of adopting the standard and post-adoption impacts including calculating benefit reserves using revised net premium ratios and an increase in the deferred profit liability on limited-payment products
(6) Adjustment for the reclassification of the claims liability for certain fixed annuity benefits from unpaid policy claims to other policyholders' funds.
(7) Adjustment reflects the tax effects from adoption and post-adoption activity under the updated standard.
(8) Adjustment reflects the impacts from adoption of ($324) as a result of capping the net premium ratio at 100% for cohorts that are in a loss position at transition and post-adoption activity under the updated standard, including the decrease in 2021 net earnings of $(94).
(9) Adjustment reflects foreign currency translation related to the updated standard, as applicable.
(10) Adjustment reflects the impacts from adoption of ($18,570) and post-adoption activity under the updated standard, including $2,738 in 2021 due to changes in the discount rate assumptions.

Item 8. Financial Statements and Supplementary Data

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

2.    BUSINESS SEGMENT AND FOREIGN INFORMATION
The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by reportable segment and Corporate and other for the years ended December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2022	2021	2020
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$4,791	$5,829	$6,119
Medical and other health	2,775	3,400	3,596
Life insurance	1,982	2,624	2,955
Adjusted net investment income (1),(2)	2,669	3,031	2,659
Other income	35	41	42
Total adjusted revenue Aflac Japan	12,252	14,925	15,371
Aflac U.S.:
Net earned premiums:
Accident	1,314	1,362	1,449
Disability	1,171	1,162	1,165
Critical care	1,753	1,797	1,856
Hospital indemnity	722	730	747
Dental/vision	199	188	196
Life insurance	372	332	298
Other	39	43	47
Adjusted net investment income (3)	755	754	705
Other income	161	121	102
Total adjusted revenue Aflac U.S.	6,486	6,489	6,565
Corporate and other (4), (5)	267	175	384
Total adjusted revenues	19,005	21,589	22,320
Net investment gains (losses) (1),(2),(3),(4)	497	517	(173)
Total revenues	$19,502	$22,106	$22,147
(1) Amortized hedge costs of $112, $76 and $206 in 2022, 2021 and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(86), $(33) and $9 in 2022, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(4), $2 and $3 in 2022, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $68, $57 and $97 in 2022, 2021 and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $91 and $138 in 2022 and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $83 and $115 in 2022 and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

Item 8. Financial Statements and Supplementary Data

(In millions)	2022	2021	2020
Pretax earnings:
Aflac Japan (1),(2)	$3,056	$3,754	$3,263
Aflac U.S. (3)	1,324	1,478	1,268
Corporate and other (4),(5),(6)	(223)	(298)	(115)
Pretax adjusted earnings (7)	4,157	4,934	4,416
Net investment gains (losses) (1),(2),(3),(4),(5)	447	462	(229)
Other income (loss)	0	(74)	(28)
Total earnings before income taxes	$4,604	$5,322	$4,159
Income taxes applicable to pretax adjusted earnings	$760	$915	$864
Effect of foreign currency translation on after-tax adjusted earnings	(215)	(38)	31
(1) Amortized hedge costs of $112, $76 and $206 in 2022, 2021 and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(86), $(33) and $9 in 2022, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(4), $2 and $3 in 2022, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $68, $57 and $97 in 2022, 2021 and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) A gain of $50, $55 and $56 in 2022, 2021 and 2020, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $91 and $138 in 2022 and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $83 and $115 in 2022 and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $167, $170 and $167 of interest expense on debt in 2022, 2021 and 2020, respectively.

Assets as of December 31 were as follows:

(In millions)	2022	2021
Assets:
Aflac Japan	$105,173	$128,536
Aflac U.S.	20,779	23,106
Corporate and other	5,065	5,900
Total assets	$131,017	$157,542

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2022	2021	2020
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	130.17	109.79	106.86
Yen percent strengthening (weakening)	(15.7)%	(2.7)%	2.1%
Exchange effect on pretax adjusted earnings (in millions)	$(263)	$(47)	$38

Item 8. Financial Statements and Supplementary Data

	2022	2021
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	132.70	115.02
Yen percent strengthening (weakening)	(13.3)%	(10.0)%
Exchange effect on total assets (in millions)	$(10,936)	$(9,635)
Exchange effect on total liabilities (in millions)	(9,589)	(7,566)
(1) Rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM)

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and remittances of earnings. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2022	2021	2020
Management fees	$61	$59	$71
Profit remittances	2,412	2,138	1,215
Total transfers from Aflac Japan	$2,473	$2,197	$1,286

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

(In millions)	2022	2021
Property and equipment:
Land	$168	$168
Buildings	437	491
Equipment and furniture	587	542
Total property and equipment	1,192	1,201
Less accumulated depreciation	662	663
Net property and equipment	$530	$538

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of current expected credit losses. At December 31, 2022, $174 million, or 27.0% of total receivables, were related to Aflac Japan's operations, compared with $195 million, or 29.0%, at December 31, 2021.

Item 8. Financial Statements and Supplementary Data
3.     INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2022	2021	2020
Fixed maturity securities	$2,926	$3,068	$3,113
Equity securities	31	35	29
Commercial mortgage and other loans	716	570	545
Other investments (1)	131	356	145
Short-term investments and cash equivalents	78	7	18
Gross investment income	3,882	4,036	3,850
Less investment expenses	226	218	212
Net investment income	$3,656	$3,818	$3,638
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $91 in 2022 and $138 in 2021 is included as a reduction to net investment income. Tax credits on these investments of $83 in 2022 and $115 in 2021 have been recorded as an income tax benefit in the consolidated statement of earnings.
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$25,418	$0	$1,259	$1,724	$24,953
Municipalities	1,034	0	124	61	1,097
Mortgage- and asset-backed securities	241	0	8	12	237
Public utilities	3,932	0	301	108	4,125
Sovereign and supranational	659	0	24	5	678
Banks/financial institutions	6,348	0	324	531	6,141
Other corporate	6,288	0	555	408	6,435
Total yen-denominated	43,920	0	2,595	2,849	43,666
U.S. dollar-denominated:
U.S. government and agencies	169	0	0	8	161
Municipalities	1,269	0	43	89	1,223
Mortgage- and asset-backed securities	1,926	0	67	84	1,909
Public utilities	3,481	0	240	180	3,541
Sovereign and supranational	133	0	35	12	156
Banks/financial institutions	2,992	0	271	105	3,158
Other corporate	21,579	0	1,549	1,201	21,927
Total U.S. dollar-denominated	31,549	0	2,205	1,679	32,075
Total securities available for sale	$75,469	$0	$4,800	$4,528	$75,741

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,335	$0	$3,343	$61	$33,617
Municipalities	1,192	0	322	5	1,509
Mortgage- and asset-backed securities	300	0	19	1	318
Public utilities	4,462	0	906	2	5,366
Sovereign and supranational	760	0	82	0	842
Banks/financial institutions	6,963	0	787	72	7,678
Other corporate	7,148	0	1,535	26	8,657
Total yen-denominated	51,160	0	6,994	167	57,987
U.S. dollar-denominated:
U.S. government and agencies	196	0	8	1	203
Municipalities	1,340	0	189	2	1,527
Mortgage- and asset-backed securities	897	0	33	2	928
Public utilities	3,781	0	909	5	4,685
Sovereign and supranational	222	0	57	6	273
Banks/financial institutions	3,169	0	747	3	3,913
Other corporate	24,604	0	4,629	53	29,180
Total U.S. dollar-denominated	34,209	0	6,572	72	40,709
Total securities available for sale	$85,369	$0	$13,566	$239	$98,696

	2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,269	$2	$18,267	$2,045	$0	$20,312
Municipalities	287	0	287	48	0	335
Public utilities	38	1	37	4	0	41
Sovereign and supranational	450	4	446	54	0	500
Other corporate	19	0	19	3	0	22
Total yen-denominated	19,063	7	19,056	2,154	0	21,210
Total securities held to maturity	$19,063	$7	$19,056	$2,154	$0	$21,210

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,089	$3	$21,086	$4,613	$0	$25,699
Municipalities	335	0	335	101	0	436
Public utilities	44	1	43	12	0	55
Sovereign and supranational	518	4	514	136	0	650
Other corporate	22	0	22	7	0	29
Total yen-denominated	22,008	8	22,000	4,869	0	26,869
Total securities held to maturity	$22,008	$8	$22,000	$4,869	$0	$26,869

	2022	2021
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$670	$744
U.S. dollar-denominated	374	817
Other currencies	47	42
Total equity securities	$1,091	$1,603

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2022 and 2021, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During 2020, as a result of the adoption of ASU 2019-04 discussed in Note 1, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis.

Item 8. Financial Statements and Supplementary Data
Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2022, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,777	$1,894
Due after one year through five years	6,806	7,080
Due after five years through 10 years	15,467	16,498
Due after 10 years	49,252	48,123
Mortgage- and asset-backed securities	2,167	2,146
Total fixed maturity securities available for sale	$75,469	$75,741
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	40	42
Due after five years through 10 years	10,132	11,212
Due after 10 years	8,884	9,956
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$19,056	$21,210
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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2022			2021
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$42,618	$44,178	A+	$50,186	$57,862
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments for the years ended December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2022	2021	2020
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$93	$64	$31
Gross losses from sales	(78)	(52)	(47)
Foreign currency gains (losses)	442	1	(69)
Other investments:
Gross gains from sales	10	0	0
Total sales and redemptions	467	13	(85)
Equity securities	(341)	164	184
Credit losses:
Fixed maturity securities available for sale	0	38	(38)
Fixed maturity securities held to maturity	0	1	1
Commercial mortgage and other loans	(18)	6	(93)
Impairment losses	(25)	(20)	(49)
Loan commitments	9	4	(21)
Reinsurance recoverables and other	(2)	(2)	0
Total credit losses	(36)	27	(200)
Derivatives and other:
Derivative gains (losses)	(1,151)	(805)	399
Foreign currency gains (losses)	1,424	1,069	(568)
Total derivatives and other	273	264	(169)
Total net investment gains (losses)	$363	$468	$(270)

The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the year ended December 31, 2022, that relate to equity securities still held at the December 31, 2022, reporting date was $340 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2022	2021	2020
Changes in unrealized gains (losses):
Fixed maturity securities, available for sale	$(13,056)	$(960)	$2,399
Total change in unrealized gains (losses)	$(13,056)	$(960)	$2,399

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 was as follows:

(In millions)	2022	2021
Unrealized gains (losses) on securities available for sale	$272	$13,330
Deferred income taxes	(974)	(3,728)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(702)	$9,602

Item 8. Financial Statements and Supplementary Data
Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$159	$8	$85	$3	$74	$5
Japan government and agencies:
Yen-denominated	8,856	1,724	3,733	580	5,123	1,144
Municipalities:
U.S. dollar-denominated	854	89	735	57	119	32
Yen-denominated	286	61	150	26	136	35
Mortgage- and asset- backed securities:
U.S. dollar-denominated	936	84	640	42	296	42
Yen-denominated	62	12	38	6	24	6
Public utilities:
U.S. dollar-denominated	1,852	180	1,667	144	185	36
Yen-denominated	880	108	576	61	304	47
Sovereign and supranational:
U.S. dollar-denominated	30	12	0	0	30	12
Yen-denominated	71	5	34	4	37	1
Banks/financial institutions:
U.S. dollar-denominated	1,147	105	786	58	361	47
Yen-denominated	3,957	531	1,760	174	2,197	357
Other corporate:
U.S. dollar-denominated	10,529	1,201	8,636	785	1,893	416
Yen-denominated	2,090	408	1,507	273	583	135
Total	$31,709	$4,528	$20,347	$2,213	$11,362	$2,315

Item 8. Financial Statements and Supplementary Data

	2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$1	$0	$1	$1	$0
Japan government and agencies:
Yen-denominated	2,868	61	445	3	2,423	58
Municipalities:
U.S. dollar-denominated	82	2	79	2	3	0
Yen-denominated	187	5	53	0	134	5
Mortgage- and asset- backed securities:
U.S. dollar-denominated	278	2	278	2	0	0
Yen-denominated	33	1	0	0	33	1
Public utilities:
U.S. dollar-denominated	130	5	70	2	60	3
Yen-denominated	26	2	0	0	26	2
Sovereign and supranational:
U.S. dollar-denominated	37	6	6	1	31	5
Banks/financial institutions:
U.S. dollar-denominated	292	3	274	3	18	0
Yen-denominated	2,074	72	1,011	16	1,063	56
Other corporate:
U.S. dollar-denominated	1,365	53	458	8	907	45
Yen-denominated	541	26	274	4	267	22
Total	$7,914	$239	$2,948	$42	$4,966	$197

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

Item 8. Financial Statements and Supplementary Data
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

The following table reflects the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

(In millions)	2022		2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans
Transitional real estate loans:
Office	$2,158	15.8%	$2,001	16.7%
Retail	493	3.6	267	2.2
Apartments/Multi-Family	2,701	19.7	1,893	15.8
Industrial	123	.9	94	.8
Hospitality	803	5.9	876	7.3
Other	231	1.7	228	1.9
Total transitional real estate loans	6,509	47.6	5,359	44.7
Commercial mortgage loans:
Office	388	2.8	398	3.3
Retail	310	2.3	332	2.8
Apartments/Multi-Family	630	4.6	649	5.4
Industrial	694	5.1	525	4.4
Total commercial mortgage loans	2,022	14.8	1,904	15.9
Middle market loans	5,157	37.6	4,697	39.4
Total commercial mortgage and other loans	$13,688	100.0%	$11,960	100.0%
Allowance for credit losses	(192)		(174)
Total net commercial mortgage and other loans	$13,496		$11,786

CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (22%), Texas (12%) and Florida (10%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of December 31, 2022, the Company had $811 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Item 8. Financial Statements and Supplementary Data
Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $28 million and $11 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of December 31, 2022, and 2021, respectively.

As of December 31, 2022, the Company had commitments of approximately $771 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of December 31, 2022, the Company's reinsurance counterparties are rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

Item 8. Financial Statements and Supplementary Data
The following tables present as of December 31, 2022 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$532	$596	$36	$153	$61	$0	$1,378
60%-69.99%	679	769	138	485	425	50	2,546
70%-79.99%	787	940	97	389	146	1	2,360
80% or greater	64	161	0	0	0	0	225
Total	$2,062	$2,466	$271	$1,027	$632	$51	$6,509

Commercial Mortgage Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$228	$310	$46	$510	$151	$492	$1,737	2.16
60%-69.99%	0	15	0	46	0	135	196	2.03
70%-79.99%	0	0	0	40	0	24	64	2.21
80% or greater	0	0	0	0	0	25	25	1.41
Total	$228	$325	$46	$596	$151	$676	$2,022	2.14
Weighted Average DSCR	0.00	2.83	1.92	2.50	2.02	2.26

Middle Market Loans
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$63	$144	$70	$37	$19	$0	$133	$466
BB	333	451	300	203	80	44	362	1,773
B	252	678	411	483	240	218	311	2,593
CCC	0	15	20	85	59	78	53	310
CC	0	0	0	0	14	0	1	15
C and lower	0	0	0	0	0	0	0	0
Total	$648	$1,288	$801	$808	$412	$340	$860	$5,157

Allowance for Credit Losses

The Company calculates its allowance for credit losses for held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverable by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual asset. For held-to-maturity fixed maturity securities, MMLs, and MML commitments, the Company groups assets by credit ratings, industry, and country. The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s LTV and DSCR. The credit allowance for the reinsurance recoverable balance is estimated using a probability-of-default (PD) / loss-given-default (LGD) method.

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $18.1 billion amortized cost as of December 31, 2022 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the year ended December 31, 2022. As of December 31, 2022 these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the years ended December 31, 2022, and 2021.

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

As of December 31, 2022 and 2021, the Company had an immaterial amount of loans and fixed maturity securities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(39)	(21)	(41)	0	(75)	(1)
Write-offs, net of recoveries	0	0	9	0	37	0
Balance at December 31, 2020	(63)	(32)	(85)	(10)	(38)	(12)
(Addition to) release of allowance for credit losses	(5)	22	(11)	1	26	(2)
Write-offs, net of recoveries	0	0	0	0	12	0
Change in foreign exchange	0	0	0	1	0	1
Balance at December 31, 2021	(68)	(10)	(96)	(8)	0	(13)
(Addition to) release of allowance for credit losses	14	1	(39)	0	0	2
Write-offs, net of recoveries	0	0	6	0	0	0
Change in foreign exchange	0	0	0	1	0	3
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(7)	$0	$(8)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments was $24 million and $31 million as of December 31, 2022, and 2021, respectively.

Other Investments
The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2022	2021
Other investments:
Policy loans	$214	$236
Short-term investments (1)	1,532	1,726
Limited partnerships	2,290	1,858
Other	34	22
Total other investments	$4,070	$3,842
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

As of December 31, 2022, the Company had $2.1 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Item 8. Financial Statements and Supplementary Data
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
Investments in Consolidated Variable Interest Entities

	2022		2021
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,223	$3,805	$3,264	$4,490
Commercial mortgage and other loans	10,832	10,762	9,740	9,910
Other investments (2)	1,909	1,909	1,535	1,535
Other assets (3)	62	62	78	78
Total assets of consolidated VIEs	$16,026	$16,538	$14,617	$16,013
Liabilities:
Other liabilities (3)	$390	$390	$414	$414
Total liabilities of consolidated VIEs	$390	$390	$414	$414
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

Item 8. Financial Statements and Supplementary Data
Investments in Variable Interest Entities Not Consolidated

	2022		2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,998	$4,259	$4,779	$5,864
Other investments (1)	381	381	323	323
Total investments in VIEs not consolidated	$4,379	$4,640	$5,102	$6,187
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
	2022			2021
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,087	$1,087	$0	$920	$920
Public utilities	12	0	12	40	0	40
Sovereign and supranational	0	0	0	2	0	2
Banks/financial institutions	89	0	89	88	0	88
Other corporate	621	0	621	1,112	0	1,112
Total borrowings	$722	$1,087	$1,809	$1,242	$920	$2,162
Gross amount of recognized liabilities for securities lending transactions			$1,809			$2,162
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $6.8 billion at December 31, 2022 and 2021, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2022 and 2021, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2022, debt securities with a fair value of $15 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

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

Item 8. Financial Statements and Supplementary Data

Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as accounting hedges.

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The Company also uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transactions, Aflac Japan agrees to sell a fixed amount of yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar) In 2021, the Company moved to a strategy that contains one-sided put options, fewer foreign currency forwards and no collars in order to reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen.

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

	2022			2021
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$3	$18	$0	$2
Total cash flow hedges	18	0	3	18	0	2
Fair value hedges:
Foreign currency forwards	0	0	0	62	0	5
Foreign currency options	7,940	45	0	8,829	5	0
Total fair value hedges	7,940	45	0	8,891	5	5
Net investment hedge:
Foreign currency forwards	4,982	383	85	4,996	341	0
Foreign currency options	2,630	7	0	1,949	0	0
Total net investment hedge	7,612	390	85	6,945	341	0
Non-qualifying strategies:
Foreign currency swaps	1,900	66	0	2,250	59	13
Foreign currency swaps - VIE	3,420	62	387	3,151	78	412
Foreign currency forwards	5,049	17	640	15,953	450	1,133
Foreign currency options	5,521	30	0	2,746	3	0
Interest rate swaps	17,730	7	583	3,500	0	54
Total non-qualifying strategies	33,620	182	1,610	27,600	590	1,612
Total derivatives	$49,190	$617	$1,698	$43,454	$936	$1,619

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

Item 8. Financial Statements and Supplementary Data
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
2022:
Foreign currency options	Fixed maturity securities	$(18)	$(18)	$0	$0	$0
Total gains (losses)		$(18)	$(18)	$0	$0	$0
2021:
Foreign currency forwards	Fixed maturity securities	$(7)	$0	$(7)	$6	$(1)
Foreign currency options	Fixed maturity securities	(26)	(25)	(1)	4	3
Total gains (losses)		$(33)	$(25)	$(8)	$10	$2
2020:
Foreign currency forwards	Fixed maturity securities	$(14)	$(8)	$(6)	$7	$1
Foreign currency options	Fixed maturity securities	(9)	(8)	(1)	1	0
Total gains (losses)		$(23)	$(16)	$(7)	$8	$1
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the years ended December 31, 2022 and 2021, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

Item 8. Financial Statements and Supplementary Data
The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount as of December 31.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2022	2021	2022	2021
Fixed maturity securities	$2,360	$3,038	$189	$205
(1) The balance includes hedging adjustment on discontinued hedging relationships of $189 in 2022 and $205 in 2021.

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

The Company's net investment hedge was effective during the years ended December 31, 2022, 2021 and 2020.
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
As of December 31, 2022, the Parent Company had $1.9 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.
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

	2022				2021				2020
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(4)		$4	$(1)	$(4)		$3	$(1)	$0		$(2)
Total cash flow hedges	(1)	(4)	(3)	4	(1)	(4)	(3)	3	(1)	0	(3)	(2)
Fair value hedges:
Foreign currency forwards (3)		0				(1)				(7)
Foreign currency options (3)		(18)				(22)				(8)
Interest rate swaptions (3)	0	0		0	(1)	(1)		2	(1)	0		1
Total fair value hedges	0	(18)		0	(1)	(24)		2	(1)	(15)		1
Net investment hedge:
Non-derivative hedging instruments		0		371		0		328		0		(135)
Foreign currency forwards		(80)		673		29		525		149		(282)
Foreign currency options		(1)		0		(4)		0		(5)		0
Total net investment hedge		(81)		1,044		25		853		144		(417)
Non-qualifying strategies:
Foreign currency swaps		159				135				29
Foreign currency swaps - VIE		9				(188)				(122)
Foreign currency forwards		(650)				(707)				311
Foreign currency options		0				(3)				(3)
Interest rate swaps		(546)				(38)				49
Interest rate swaptions		1				0				0
Forward bond purchase commitment - VIE		(21)				(1)				6
Total non-qualifying strategies		(1,048)				(802)				270
Total	$(1)	$(1,151)		$1,048	$(2)	$(805)		$858	$(2)	$399		$(418)
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2022, compared with $4 of losses and an immaterial amount during the years ended December 31, 2021 and 2020, respectively. In addition, $1 of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2022, compared with $2 of losses and an immaterial amount during the years ended December 31, 2021 and 2020, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

Item 8. Financial Statements and Supplementary Data
As of December 31, 2022, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of December 31, 2022, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.3 billion and $904 million as of December 31, 2022 and 2021, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2022, the Company estimates that it would be required to post a maximum of $167 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Item 8. Financial Statements and Supplementary Data
Offsetting of Financial Assets and Derivative Assets

2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$548	$0	$548	$(167)	$(60)	$(320)	$1
OTC - cleared	7	0	7	(7)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	555	0	555	(174)	(60)	(320)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	62		62				62
Total derivative assets not subject to a master netting agreement or offsetting arrangement	62		62				62
Total derivative assets	617	0	617	(174)	(60)	(320)	63
Securities lending and similar arrangements	1,788	0	1,788	0	0	(1,788)	0
Total	$2,405	$0	$2,405	$(174)	$(60)	$(2,108)	$63

Item 8. Financial Statements and Supplementary Data

2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$858	$0	$858	$(471)	$(53)	$(334)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	858	0	858	(471)	(53)	(334)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	78		78				78
Total derivative assets not subject to a master netting agreement or offsetting arrangement	78		78				78
Total derivative assets	936	0	936	(471)	(53)	(334)	78
Securities lending and similar arrangements	2,124	0	2,124	0	0	(2,124)	0
Total	$3,060	$0	$3,060	$(471)	$(53)	$(2,458)	$78

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$725	$0	$725	$(167)	$(506)	$(52)	$0
OTC - cleared	583	0	583	(7)	0	(577)	(1)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,308	0	1,308	(174)	(506)	(629)	(1)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	390		390				390
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	390		390				390
Total derivative liabilities	1,698	0	1,698	(174)	(506)	(629)	389
Securities lending and similar arrangements	1,809	0	1,809	(1,788)	0	0	21
Total	$3,507	$0	$3,507	$(1,962)	$(506)	$(629)	$410

Item 8. Financial Statements and Supplementary Data

2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,151	$0	$1,151	$(471)	$(662)	$(14)	$4
OTC - cleared	54	0	54	0	0	(35)	19
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,205	0	1,205	(471)	(662)	(49)	23
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	414		414				414
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	414		414				414
Total derivative liabilities	1,619	0	1,619	(471)	(662)	(49)	437
Securities lending and similar arrangements	2,162	0	2,162	(2,124)	0	0	38
Total	$3,781	$0	$3,781	$(2,595)	$(662)	$(49)	$475

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

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,158	$956	$0	$25,114
Municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities	0	7,169	497	7,666
Sovereign and supranational	0	797	37	834
Banks/financial institutions	0	9,140	159	9,299
Other corporate	0	27,620	742	28,362
Total fixed maturity securities	24,158	49,805	1,778	75,741
Equity securities	822	60	209	1,091
Other investments	1,532	0	0	1,532
Cash and cash equivalents	3,943	0	0	3,943
Other assets:
Foreign currency swaps	0	128	0	128
Foreign currency forwards	0	400	0	400
Foreign currency options	0	82	0	82
Interest rate swaps	0	7	0	7
Total other assets	0	617	0	617
Total assets	$30,455	$50,482	$1,987	$82,924
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$390	$0	$390
Foreign currency forwards	0	725	0	725
Interest rate swaps	0	583	0	583
Total liabilities	$0	$1,698	$0	$1,698

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,532	$1,288	$0	$33,820
Municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities	0	955	291	1,246
Public utilities	0	9,558	493	10,051
Sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions	0	11,546	45	11,591
Other corporate	0	37,411	426	37,837
Total fixed maturity securities	32,532	64,866	1,298	98,696
Equity securities	1,340	90	173	1,603
Other investments	1,726	0	0	1,726
Cash and cash equivalents	5,051	0	0	5,051
Other assets:
Foreign currency swaps	0	137	0	137
Foreign currency forwards	0	791	0	791
Foreign currency options	0	8	0	8
Total other assets	0	936	0	936
Total assets	$40,649	$65,892	$1,471	$108,012
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$427	$0	$427
Foreign currency forwards	0	1,138	0	1,138
Interest rate swaps	0	54	0	54
Total liabilities	$0	$1,619	$0	$1,619

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$18,267	$20,132	$180	$0	$20,312
Municipalities	287	0	335	0	335
Public utilities	37	0	41	0	41
Sovereign and supranational	446	0	500	0	500
Other corporate	19	0	22	0	22
Commercial mortgage and other loans	13,496	0	0	13,212	13,212
Other investments (1)	34	0	34	0	34
Total assets	$32,586	$20,132	$1,112	$13,212	$34,456
Liabilities:
Other policyholders’ funds	$6,123	$0	$0	$6,022	$6,022
Notes payable (excluding leases)	7,295	0	6,024	802	6,826
Total liabilities	$13,418	$0	$6,024	$6,824	$12,848
(1) Excludes policy loans of $214 and equity method investments of $2,290 at carrying value

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,086	$25,469	$230	$0	$25,699
Municipalities	335	0	436	0	436
Public utilities	43	0	55	0	55
Sovereign and supranational	514	0	650	0	650
Other corporate	22	0	29	0	29
Commercial mortgage and other loans	11,786	0	0	11,996	11,996
Other investments (1)	22	0	22	0	22
Total assets	$33,808	$25,469	$1,422	$11,996	$38,887
Liabilities:
Other policyholders’ funds	$7,072	$0	$0	$6,957	$6,957
Notes payable (excluding leases)	7,839	0	8,280	259	8,539
Total liabilities	$14,911	$0	$8,280	$7,216	$15,496
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

Item 8. Financial Statements and Supplementary Data
data. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$24,158	$582	$0	$24,740
Internal	0	374	0	374
Total government and agencies	24,158	956	0	25,114
Municipalities:
Third party pricing vendor	0	2,021	0	2,021
Internal	0	299	0	299
Total municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,798	0	1,798
Internal	0	3	0	3
Broker/other	0	2	343	345
Total mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities:
Third party pricing vendor	0	3,786	0	3,786
Internal	0	3,383	0	3,383
Broker/other	0	0	497	497
Total public utilities	0	7,169	497	7,666
Sovereign and supranational:
Third party pricing vendor	0	232	0	232
Internal	0	565	0	565
Broker/other	0	0	37	37
Total sovereign and supranational	0	797	37	834
Banks/financial institutions:
Third party pricing vendor	0	4,622	0	4,622
Internal	0	4,518	105	4,623
Broker/other	0	0	54	54
Total banks/financial institutions	0	9,140	159	9,299
Other corporate:
Third party pricing vendor	0	22,268	0	22,268
Internal	0	5,352	200	5,552
Broker/other	0	0	542	542
Total other corporate	0	27,620	742	28,362
Total securities available for sale	$24,158	$49,805	$1,778	$75,741
Equity securities, carried at fair value:
Third party pricing vendor	$822	$60	$0	$882
Broker/other	0	0	209	209
Total equity securities	$822	$60	$209	$1,091

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$20,132	$180	$0	$20,312
Total government and agencies	20,132	180	0	20,312
Municipalities:
Third party pricing vendor	0	335	0	335
Total municipalities	0	335	0	335
Public utilities:
Third party pricing vendor	0	41	0	41
Total public utilities	0	41	0	41
Sovereign and supranational:
Third party pricing vendor	0	242	0	242
Broker/other	0	258	0	258
Total sovereign and supranational	0	500	0	500
Other corporate:
Third party pricing vendor	0	22	0	22
Total other corporate	0	22	0	22
Total securities held to maturity	$20,132	$1,078	$0	$21,210

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,532	$808	$0	$33,340
Internal	0	480	0	480
Total government and agencies	32,532	1,288	0	33,820
Municipalities:
Third party pricing vendor	0	2,222	0	2,222
Internal	0	814	0	814
Total municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities:
Third party pricing vendor	0	955	0	955
Broker/other	0	0	291	291
Total mortgage- and asset-backed securities	0	955	291	1,246
Public utilities:
Third party pricing vendor	0	4,527	0	4,527
Internal	0	5,031	0	5,031
Broker/other	0	0	493	493
Total public utilities	0	9,558	493	10,051
Sovereign and supranational:
Third party pricing vendor	0	273	0	273
Internal	0	799	0	799
Broker/other	0	0	43	43
Total sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions:
Third party pricing vendor	0	5,237	0	5,237
Internal	0	6,309	0	6,309
Broker/other	0	0	45	45
Total banks/financial institutions	0	11,546	45	11,591
Other corporate:
Third party pricing vendor	0	29,495	0	29,495
Internal	0	7,916	0	7,916
Broker/other	0	0	426	426
Total other corporate	0	37,411	426	37,837
Total securities available for sale	$32,532	$64,866	$1,298	$98,696
Equity securities, carried at fair value:
Third party pricing vendor	$1,340	$90	$0	$1,430
Broker/other	0	0	173	173
Total equity securities	$1,340	$90	$173	$1,603

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$25,469	$230	$0	$25,699
Total government and agencies	25,469	230	0	25,699
Municipalities:
Third party pricing vendor	0	436	0	436
Total municipalities	0	436	0	436
Public utilities:
Third party pricing vendor	0	55	0	55
Total public utilities	0	55	0	55
Sovereign and supranational:
Third party pricing vendor	0	313	0	313
Broker/other	0	337	0	337
Total sovereign and supranational	0	650	0	650
Other corporate:
Third party pricing vendor	0	29	0	29
Total other corporate	0	29	0	29
Total securities held to maturity	$25,469	$1,400	$0	$26,869

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

2022
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$0	$1,471
Net investment gains (losses) included in earnings	(4)	4	0	1	0	4	0	5
Unrealized gains (losses) included in other comprehensive income (loss)	(76)	(99)	(6)	(14)	(93)	0	0	(288)
Purchases, issuances, sales and settlements:
Purchases	273	35	0	132	387	59	0	886
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(78)	(64)	0	(23)	(187)	(7)	0	(359)
Transfers into Level 3	0	128	0	18	350	0	0	496
Transfers out of Level 3	(63)	0	0	0	(141)	(20)	0	(224)
Balance, end of period	$343	$497	$37	$159	$742	$209	$0	$1,987
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(4)	$1	$0	$0	$0	$1	$0	$(2)

Item 8. Financial Statements and Supplementary Data

2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	2	21	(158)	(135)
Unrealized gains (losses) included in other comprehensive income (loss)	(25)	(21)	(5)	(2)	(11)	0	(1)	(65)
Purchases, issuances, sales and settlements:
Purchases	169	167	0	23	90	41	0	490
Issuances	0	0	0	0	0	17	0	17
Sales	0	(2)	(23)	0	0	(8)	0	(33)
Settlements	0	(21)	0	0	(17)	0	0	(38)
Transfers into Level 3	0	0	23	0	84	0	0	107
Transfers out of Level 3	(77)	(52)	0	0	(21)	0	257	107
Balance, end of period	$291	$493	$43	$45	$426	$173	$0	$1,471
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(24)	$(23)	$(4)	$(2)	$(27)	$21	$(158)	$(217)

Item 8. Financial Statements and Supplementary Data
Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value as of December 31. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2022
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$343	Consensus pricing	Offered quotes	97.38	-	106.71	(a)
Public utilities	497	Discounted cash flow	Credit spreads	128 bps	-	286 bps	(b)
Sovereign and supranational	37	Consensus pricing	Offered quotes	N/A			(c)
Banks/financial institutions	159	Discounted cash flow	Credit spreads	67 bps	-	188 bps	(b)
Other corporate	742	Discounted cash flow	Credit spreads	66 bps	-	647 bps	(b)
Equity securities	209	Adjusted cost	Private financials	N/A			(d)
Total assets	$1,987
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques.
(b) Actual or equivalent credit spreads in basis points.
(c) Category represents a single security; range not applicable.
(d) Prices do not utilize credit spreads therefore range is not applicable.

2021
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$291	Consensus pricing	Offered quotes	104.79	-	111.36	(a)
Public utilities	493	Discounted cash flow	Credit spreads	118 bps	-	260 bps	(b)
Sovereign and supranational	43	Consensus pricing	Offered quotes	N/A			(c)
Banks/financial institutions	45	Consensus pricing	Offered quotes	100.00	-	103.00	(a)
Other corporate	426	Discounted cash flow	Credit spreads	121 bps	-	560 bps	(b)
Equity securities	173	Adjusted cost	Private financials	N/A			(d)
Total assets	$1,471
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques.
(b) Actual or equivalent credit spreads in basis points.
(c) Category represents a single security; range not applicable.
(d) Prices do not utilize credit spreads therefore range is not applicable.

Item 8. Financial Statements and Supplementary Data
The following is a discussion of the significant unobservable inputs or valuation techniques used in determining the fair value of securities classified as Level 3.

Credit Spreads

The Company holds certain assets that are of a unique, specialized, and/or securitized nature that do not trade on a regular basis in an active market, which makes their fair values difficult to estimate. Most of these assets are managed by external asset managers and the Company utilizes these managers for their expertise when evaluating various inputs used to determine the fair values for these assets, including identifying the appropriate credit or risk spread over risk-free interest rates that incorporates the unique nature or structure of the asset in the valuations. For those assets of a similar nature but not managed by external asset managers, the Company internally estimates the spreads and risk adjustments over risk-free interest rates that reflect the unique nature or structure of the asset as well as the current pricing environment and market conditions for comparable or related investments. Credit or risk spreads are an important input needed to complete the discounted cash flow analyses used to estimate an investment’s fair value. Credit or risk spreads underlying these fair values are a significant, unobservable input whose derivation is based on the Company’s evaluation of a combination of the external manager’s expertise and knowledge, the current pricing environment, and market conditions for the specific asset.

Offered Quotes

In circumstances where the Company's valuation model price is overridden because it implies a value that is not consistent with current market conditions, the Company will solicit bids from a limited number of brokers. The Company also receives unadjusted prices from brokers for certain of its mortgage and asset-backed securities. These quotes are non-binding but are reflective of valuation best estimates at that particular point in time. Offered quotes are an unobservable input in the determination of fair value of mortgage- and asset-backed securities, certain banks/financial institutions, certain other corporate, and equity securities investments.

Private Financials

The Company invests in the debt and equity securities of private companies operating in the cancer, healthtech, insurtech, finance, internet of things, big data and analytics sectors. Due to their private and often small, startup nature, these companies rely on capital provided by institutional and private equity investors for their ongoing operations. They do not have public securities that trade on a regular basis in an active market, which makes their fair values difficult to estimate. The Company values these investments on a cost basis with appropriate adjustments made based on monitoring private financial information provided by these companies. Adjustments to valuations are generally made as new funding tranches are executed or if the financial information provided significantly changes indicating the need for impairment. This private financial information is unobservable and is a significant determinant in the fair value of these corporate venture investments.

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4.

6.     DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.1 billion in 2022, compared with $1.1 billion in 2021 and $1.2 billion in 2020. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2022		2021
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,233	$3,292	$6,991	$3,450
Capitalization	498	556	593	470
Amortization	(547)	(605)	(653)	(517)
Foreign currency translation and other	(829)	(5)	(698)	(111)
Balance, end of year	$5,355	$3,238	$6,233	$3,292

Item 8. Financial Statements and Supplementary Data
Commissions deferred as a percentage of total acquisition costs deferred were 68% in 2022, compared with 71% in 2021 and 77% in 2020.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 60% in 2022, compared with 57% in 2021 and 59% in 2020. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2022	2021	2020
Advertising expense:
Aflac Japan	$77	$91	$72
Aflac U.S.	127	138	112
Total advertising expense	$204	$229	$184

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2022	2021	2020
Depreciation expense	$40	$39	$36
Other amortization expense	5	6	5
Total depreciation and other amortization expense	$45	$45	$41

7.     POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 86%, 5%, 2% and 7% of total policy liabilities at December 31, 2022, respectively. The Company regularly reviews the adequacy of its policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

	Liability Amounts		Interest Rate Assumptions
(In millions)	2022	2021
Health insurance
Japan	$42,936	$49,421	0.6 - 6.75%
U.S.	8,972	8,949	3.0 - 8.0
Intercompany eliminations (1)	(367)	(456)	2.0
Life insurance
Japan	28,218	31,756	0.6 - 4.0
U.S.	990	918	2.5 - 6.0
Total	$80,749	$90,588
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.0% in 2022, compared with 3.1% in both 2021 and 2020; and for U.S. policies, 5.0% in 2022, compared with 5.1% in 2021 and 5.2% in 2020.

Item 8. Financial Statements and Supplementary Data
Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2022	2021	2020
Unpaid supplemental health claims, beginning of period	$4,067	$4,389	$3,968
Less reinsurance recoverables	37	39	30
Net balance, beginning of period	4,030	4,350	3,938
Add claims incurred during the period related to:
Current year	6,412	6,969	7,179
Prior years	(633)	(860)	(540)
Total incurred	5,779	6,109	6,639
Less claims paid during the period on claims incurred during:
Current year	3,973	4,356	4,488
Prior years	1,736	1,827	1,966
Total paid	5,709	6,183	6,454
Effect of foreign exchange rate changes on unpaid claims	(289)	(246)	128
Zurich acquisition	0	0	99
Net balance, end of period	3,811	4,030	4,350
Add reinsurance recoverables	43	37	39
Unpaid supplemental health claims, end of period	3,854	4,067	4,389
Unpaid life claims, end of period	707	769	798
Total liability for unpaid policy claims	$4,561	$4,836	$5,187

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $633 million for 2022 comprises approximately $373 million from Japan and $260 million from the U.S., representing approximately 59% and 41% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $57 million from December 31, 2021 to December 31, 2022, the favorable claims development in Japan would have been approximately $430 million, representing approximately 68% of the total.

The Company has experienced continued favorable claim trends in 2020, 2021 and 2022 for its core health products in Japan. During 2022, 2021, and 2020, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits and staying home more. This resulted in lower sickness, accident, and cancer incurred claims. Although overall experience is favorable, during 2022, there was an increase in medical hospitalization claims related to COVID-19, mainly due to a wider scope of "deemed hospitalization" being utilized in Japan through most of the first nine months of the year. In addition, dating back to before the pandemic, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients but also decrease the average length of each hospital stay, resulting in favorable claims development.

In 2022, as experienced in 2021 and 2020, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims trend continued for the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability. Additionally, refinements for COVID-19 incurred estimates also contributed to the favorable development. The U.S. portion of the favorable claims development in 2022 includes $91 million related to refinements in the estimates for COVID-19 and non-COVID-19 claims as experience emerges.

As of December 31, 2022 and 2021, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period. These advanced premiums represented 49% of the December 31, 2022 and 54% of the December 31, 2021 unearned premiums balances.

As of December 31, 2022 and 2021, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. These annuities represented 96% and 97% of other policyholders' funds liability at December 31, 2022 and 2021, respectively.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $692 million and $859 million as of December 31, 2022 and 2021, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $846 million and $957 million as of December 31, 2022 and 2021, respectively. The spot yen/dollar exchange rate weakened by approximately 13.3% and ceded reserves decreased approximately 11.7% from December 31, 2021 to December 31, 2022.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance for the years ended December 31.

(In millions)	2022	2021	2020
Direct earned premiums	$15,387	$17,857	$18,955
Ceded to other companies:
Ceded Aflac Japan closed blocks	(343)	(431)	(466)
Other	(76)	(73)	(87)
Assumed from other companies:
Retrocession activities	144	180	195
Other	151	114	25
Net earned premiums	$15,263	$17,647	$18,622

Direct benefits and claims	$9,255	$10,716	$12,080
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(340)	(379)	(419)
Eliminations	23	31	39
Other	(38)	(36)	(63)
Assumed from other companies:
Retrocession activities	145	165	180
Eliminations	(23)	(31)	(39)
Other	131	110	18
Benefits and claims, net	$9,153	$10,576	$11,796

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of December 31, 2022. This reinsurance facility agreement was renewed in 2022 and is effective until December 31, 2023. There are also additional commitment periods of a one-year duration each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2022, the Company had not executed a reinsurance treaty under this committed reinsurance facility.

Item 8. Financial Statements and Supplementary Data
9.     NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2022	2021
3.625% senior notes paid September 2022	0	748
3.25% senior notes paid October 2022	0	448
1.125% senior sustainability notes due March 2026	397	397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	991
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	93	107
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	450	520
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	250	0
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	95	109
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	99	115
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	220	254
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	225	259
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	70	81
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	155	179
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	158	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	90	104
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	114	131
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	73	85
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	79	91
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	75	86
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	49	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	66	77
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	47	54
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	75	86
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	448	517
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	226	260
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	149	172
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	90	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.33% in 2022, principal amount ¥11.7 billion)	88	0
Variable interest rate loan due August 2029 (.43% in 2022 and .41% in 2021, principal amount ¥25.3 billion in 2022 and ¥5.0 billion in 2021)	190	43
Variable interest rate loan due August 2032 (.58% in 2022 and .56% in 2021, principal amount ¥70.0 billion in 2022 and ¥25.0 billion in 2021)	524	216
Finance lease obligations payable through 2028	8	12
Operating lease obligations payable through 2049	139	105
Total notes payable and lease obligations	$7,442	$7,956
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

Item 8. Financial Statements and Supplementary Data
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

In March 2020, the Parent Company issued four series of senior notes totaling ¥57.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥12.4 billion, bears interest at a fixed rate of .300% per annum, payable semi-annually and will mature in September 2025. The second series, which totaled ¥13.3 billion, bears interest at a fixed rate of .550% per annum, payable semi-annually, and will mature in March 2030. The third series, which totaled ¥20.7 billion, bears interest at a fixed rate of .750% per annum, payable semi-annually and will mature in March 2032. The fourth series, which totaled ¥10.6 billion, bears interest at a fixed rate of .830% per annum, payable semi-annually, and will mature in March 2035. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In December 2019, the Parent Company issued four series of senior notes totaling ¥38.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥12.6 billion, bears interest at a fixed rate of .500% per annum, payable semi-annually, and will mature in December 2029. The second series, which totaled ¥9.3 billion, bears interest at a fixed rate of .843% per annum, payable semi-annually, and will mature in December 2031. The third series, which totaled ¥9.8 billion, bears interest at a fixed rate of .934% per annum, payable semi-annually, and will mature in December 2034. The fourth series, which totaled ¥6.3 billion, bears interest at a fixed rate of 1.122% per annum, payable semi-annually, and will mature in December 2039. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

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

In October 2018, the Parent Company issued three series of senior notes totaling ¥53.4 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥29.3 billion, bears interest at a fixed rate of 1.159% per annum, payable semi-annually, and will mature in October 2030. The second series, which totaled ¥15.2 billion, bears interest at a fixed rate of 1.488% per annum, payable semi-annually, and will mature in October 2033. The third series, which totaled ¥8.9 billion, bears interest at a fixed rate of 1.750% per annum, payable semi-annually, and will mature in October 2038. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In October 2017, the Parent Company issued ¥60.0 billion of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption.

Item 8. Financial Statements and Supplementary Data
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

For the Company's yen-denominated notes and loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. The Company has designated the majority of its yen-denominated notes payable as a non-derivative hedge of the foreign currency exposure of the Company's investment in Aflac Japan.

Item 8. Financial Statements and Supplementary Data
The aggregate contractual maturities of notes payable during each of the years after December 31, 2022, are as follows:

(In millions)	Total Notes Payable
2023	$0
2024	0
2025	93
2026	700
2027	540
Thereafter	6,021
Total	$7,354

Operating lease costs, included in insurance expenses in the consolidated statements of earnings, were $52 million, $58 million and $56 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating cash outflows for operating leases were $49 million, $56 million and $54 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data
A summary of the Company's lines of credit as of December 31, 2022 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 28, 2023	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) TIBOR plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to USD LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (a) the lender's USD short-term commercial loan rate, (b) the federal funds rate plus 1/2 of 1% and (c) USD one-month LIBOR plus 1%. USD LIBOR is subject to replacement with SOFR under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2023	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than December 1, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 10, 2023	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than April 11, 2023	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2023	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Item 8. Financial Statements and Supplementary Data

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2023	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2023	None	General corporate purposes
Aflac Ventures Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2023	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 3, 2023	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2023 (2)	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2023 (2)	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2023	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 17, 2023	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2023	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in January 2023 with an expiration date of January 3, 2024

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2022. No events of default or defaults occurred during 2022 and 2021.

Item 8. Financial Statements and Supplementary Data
10.     INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2022:
Current	$913	$268	$1,181
Deferred	200	(978)	(778)
Total income tax expense	$1,113	$(710)	$403
2021:
Current	$884	$211	$1,095
Deferred	251	(349)	(98)
Total income tax expense	$1,135	$(138)	$997
2020:
Current	$822	$(28)	$794
Deferred	(28)	(1,385)	(1,413)
Total income tax expense	$794	$(1,413)	$(619)

The Japan income tax rate for the fiscal years 2022, 2021 and 2020 was 28.0%.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change its functional currency on the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST will no longer be recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change and subsequently adjusted for foreign currency impacts in the fourth quarter of 2022. This change in functional currency resulted in the Company recognizing an income tax benefit of $452 million ($0.71 per basic and diluted share, respectively) in 2022.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law. Effective January 1, 2023, the law imposes a 15% corporate alternative minimum tax rate and a 1% excise tax on the Company’s repurchases of its common stock. The Company does not anticipate any impacts from the new corporate minimum tax rate since its current tax rate is above the 15% minimum rate. Further, the Company expects the charges associated with the excise tax to be recognized in equity consistent with other costs related to treasury stock.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended March 31, 2020. For the year ended December 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% in 2022, 2021 and 2020 to pretax earnings.

Item 8. Financial Statements and Supplementary Data
The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2022	2021	2020
Income taxes based on U.S. statutory rates	$967	$1,118	$873
Valuation allowance release	0	0	(1,411)
DST functional currency change	(452)	0	0
Other, net	(112)	(121)	(81)
Income tax expense	$403	$997	$(619)

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2022	2021	2020
Statements of earnings	$403	$997	$(619)
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	547	15	(3)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(2,752)	(194)	223
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	0	(7)	33
Unrealized gains (losses) on derivatives during period	1	1	0
Pension liability adjustment during period	35	30	(2)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	(2,169)	(155)	251
Total income taxes	$(1,766)	$842	$(368)

Item 8. Financial Statements and Supplementary Data
The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2022	2021
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,803	$3,262
Unrealized gains and other basis differences on investments	0	5,313
Foreign currency gain on Aflac Japan	147	0
Premiums receivable	59	66
Policy benefit reserves	3,173	3,578
Total deferred income tax liabilities	6,182	12,219
Deferred income tax assets:
Unfunded retirement benefits	7	7
Other accrued expenses	27	38
Policy and contract claims	722	794
Foreign currency loss on Aflac Japan	0	91
Deferred compensation	65	104
Depreciation	248	230
Anticipatory foreign tax credit	3,069	5,883
Deferred foreign tax credit	822	701
Other basis differences in investments	101	0
Other	147	163
Total deferred income tax assets	5,208	8,011
Net deferred income tax liability	974	4,208
Current income tax (asset) liability	322	131
Total income tax liability	$1,296	$4,339

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

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2022, there were non-life operating loss carryforwards of $18 million available to offset against future taxable income, all of which do not expire. The Company has no capital loss carryforwards available to offset capital gains. The Company has foreign tax credit carryforwards of $65 million available to offset against future excess foreign taxes paid, $20 million of which expire in 2030, $20 million of which expire in 2031 and $25 million of which expire in 2032.

The Company files federal income tax returns in the U.S. and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. The Company's amended 2017-2019 federal income tax returns are currently under audit by the Internal Revenue Service. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2016 are no longer subject to examination. In Japan, the corporate income tax returns for fiscal years ending March 31, 2020, 2021 and 2022 are currently under audit. Japan corporate income tax returns for years before 2016 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2022	2021
Balance, beginning of year	$5	$19
Additions for tax positions of prior years	0	1
Reductions for tax positions of prior years	0	(15)
Balance, end of year	$5	$5

Included in the balance of the liability for unrecognized tax benefits at December 31, 2022 and 2021, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $5 million as of December 31, 2022, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized an immaterial amount of interest and penalties in 2022, compared with approximately $1 million in both 2021 and 2020. The Company accrued an immaterial amount for the payment of interest and penalties as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.    SHAREHOLDERS' EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2022	2021	2020
Common stock - issued:
Balance, beginning of period	1,352,739	1,351,018	1,349,309
Exercise of stock options and issuance of restricted shares	1,340	1,721	1,709
Balance, end of period	1,354,079	1,352,739	1,351,018
Treasury stock:
Balance, beginning of period	700,607	658,564	622,516
Purchases of treasury stock:
Share repurchase program	39,187	43,327	37,899
Other	370	437	542
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,009)	(1,216)	(2,021)
Exercise of stock options	(117)	(275)	(121)
Other	(215)	(230)	(251)
Balance, end of period	738,823	700,607	658,564
Shares outstanding, end of period	615,256	652,132	692,454

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS at December 31:

(In thousands)	2022	2021	2020
Anti-dilutive share-based awards	118	0	687

Item 8. Financial Statements and Supplementary Data
The weighted-average shares used in calculating EPS for the years ended December 31 were as follows:

(In thousands of shares)	2022	2021	2020
Weighted-average outstanding shares used for calculating basic EPS	634,816	673,617	713,702
Dilutive effect of share-based awards	2,839	3,112	2,490
Weighted-average outstanding shares used for calculating diluted EPS	637,655	676,729	716,192

Share Repurchase Program: During 2022, the Company repurchased 39.2 million shares of its common stock in the open market for $2.4 billion. The Company repurchased 43.3 million shares for $2.3 billion in 2021 and 37.9 million shares for $1.5 billion in 2020. In November 2022, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2022, a remaining balance of 116.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

In August 2022, the IRA was signed into U.S. law. Effective January 1, 2023, the law imposes a 1% excise tax on the Company's repurchase of its common stock.

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

Changes in Accumulated Other Comprehensive Income

2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(2,013)	$9,602	$(30)	$(166)	$7,393
Other comprehensive income (loss) before reclassification	(1,627)	(9,946)	(1)	111	(11,463)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(358)	4	19	(335)
Net current-period other comprehensive income (loss)	(1,627)	(10,304)	3	130	(11,798)
Balance at December 31, 2022	$(3,640)	$(702)	$(27)	$(36)	$(4,405)
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(904)	(735)	(1)	90	(1,550)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(24)	5	28	9
Net current-period other comprehensive income (loss)	(904)	(759)	4	118	(1,541)
Balance at December 31, 2021	$(2,013)	$9,602	$(30)	$(166)	$7,393
All amounts in the table above are net of tax.

2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	514	839	(1)	(30)	1,322
Amounts reclassified from accumulated other comprehensive income (loss)	0	126	0	23	149
Net current-period other comprehensive income (loss)	514	965	(1)	(7)	1,471
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
All amounts in the table above are net of tax.
The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the years ended December 31.

Item 8. Financial Statements and Supplementary Data
Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2022
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$453	Net investment gains (losses)
	(95)	Tax (expense) or benefit(1)
	$358	Net of tax
Unrealized gains (losses) on derivatives	$(4)	Net investment gains (losses)
	(1)	Net investment income
	(5)	Total before tax
	1	Tax (expense) or benefit(1)
	$(4)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(24)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(19)	Net of tax
Total reclassifications for the period	$335	Net of tax
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

12.     SHARE-BASED COMPENSATION
As of December 31, 2022, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.
The Plan allows for a maximum number of shares issuable over its term of 75 million shares including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan.
The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2022, approximately 35.8 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2022, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

Item 8. Financial Statements and Supplementary Data
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2022	2021	2020
Impact on earnings from continuing operations	$69	$65	$61
Impact on earnings before income taxes	69	65	61
Impact on net earnings	55	51	48
Impact on net earnings per share:
Basic	$.09	$.08	$.07
Diluted	.09	.08	.07

Stock Options

The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2019	3,706	$29.65
Granted in 2020	59	35.75
Canceled in 2020	(82)	26.31
Exercised in 2020	(638)	27.82
Outstanding at December 31, 2020	3,045	30.25
Granted in 2021	0	0.00
Canceled in 2021	(4)	16.93
Exercised in 2021	(896)	28.45
Outstanding at December 31, 2021	2,145	31.02
Granted in 2022	0	0.00
Canceled in 2022	(8)	32.43
Exercised in 2022	(560)	28.11
Outstanding at December 31, 2022	1,577	$32.05

(In thousands of shares)	2022	2021	2020
Shares exercisable, end of year	1,577	2,145	2,986

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. There were no options granted in 2022 or 2021. The weighted-average fair value of options at their grant date was $6.33 in 2020. The following table presents the assumptions used in valuing options granted, if applicable, during the years ended December 31.

	2022	2021	2020
Expected term (years)	7.8	7.9	6.0
Expected volatility	25.8%	25.6%	24.4%
Annual forfeiture rate	4.0	3.8	3.9
Risk-free interest rate	1.6	1.0	2.0
Dividend yield	2.7	3.0	3.3

Item 8. Financial Statements and Supplementary Data
The following table summarizes information about stock options outstanding and exercisable at December 31, 2022.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$0.00	-	$24.75	88	0.1	$24.75	88	$24.75
24.75	-	28.97	298	3.0	28.94	298	28.94
28.97	-	31.21	564	1.8	30.70	564	30.70
31.21	-	36.21	478	3.7	34.25	478	34.25
36.21	-	44.59	149	4.8	40.57	149	40.57
$0.00	-	$44.59	1,577	2.8	$32.05	1,577	$32.05

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $71.94 as of December 31, 2022, for those awards that have an exercise price currently below the closing price. As of December 31, 2022, the aggregate intrinsic value of stock options outstanding was $63 million, with a weighted-average remaining term of 2.8 years. The total number of in-the-money stock options exercisable as of December 31, 2022, was 1.6 million shares. The aggregate intrinsic value of stock options exercisable at that same date was $63 million, with a weighted-average remaining term of 2.8 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2022	2021	2020
Total intrinsic value of options exercised	$20	$21	$11
Cash received from options exercised	16	26	18
Tax benefit realized as a result of options exercised and restricted stock releases	18	17	18

Performance-Based Restricted Stock Awards and Units

Under the Plan, the Company grants selected executive officers performance-based restricted stock awards (PBRS) each February whose vesting is contingent upon meeting various performance goals. PBRS are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In February 2022, the Company granted 390 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% percent of the initial number of PBRS issued, with the potential for no award if company performance goals are not achieved during the three-year period. PBRS subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company also granted selected executive officers performance-based restricted stock units (PSUs) throughout the year whose vesting is contingent upon meeting various performance goals. PSUs are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In 2022, the Company granted 123 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 200% percent of the initial number of PSUs issued, with the potential for no award if the Company determined metrics are not achieved during the three-year period. PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Item 8. Financial Statements and Supplementary Data

Key assumptions used to value PBRS granted during 2022 follows:

(In millions)	2022
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	37.1%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	1.8%

Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2019 (1)	2,715	$43.74
Granted in 2020	1,544	45.88
Canceled in 2020	(119)	49.27
Vested in 2020	(1,560)	35.23
Restricted stock at December 31, 2020	2,580	48.57
Granted in 2021	1,496	47.87
Canceled in 2021	(148)	49.00
Vested in 2021	(1,371)	45.80
Restricted stock at December 31, 2021	2,557	49.38
Granted in 2022	1,119	66.72
Canceled in 2022	(96)	54.59
Vested in 2022	(1,166)	49.64
Restricted stock at December 31, 2022	2,414	$56.21
(1) This balance has been adjusted to include dividends

As of December 31, 2022, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $33 million, of which $14 million (1.2 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

13.     STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premiums are recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $6.7 billion at December 31, 2022, compared with $9.8 billion at December 31, 2021.

Item 8. Financial Statements and Supplementary Data
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

Aflac New York reports statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the New York State Department of Financial Services (NYSDFS). The NYSDFS recognizes statutory accounting principles and practices prescribed or permitted by the state of New York for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under New York insurance law.

Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual have been adopted by both the state of Nebraska and the state of New York as a component of those prescribed or permitted practices. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Additionally, the Director of the NDOI and the Superintendent of the NYSDFS each have the right to permit other specific practices which deviate from prescribed practices. Aflac, CAIC, TOIC and Aflac New York had no permitted practices as of December 31, 2022, and 2021.

The table below represents statutory capital and surplus based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2022	2021
Aflac	$3,097	$2,627
CAIC	360	244
TOIC	60	57
Aflac New York	339	360

As of December 31, 2022, the capital and surplus for each of the Company's U.S. life insurance subsidiaries exceeded the required company action level capital and surplus.

The table below represents net income (loss) based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2022	2021	2020
Aflac	$1,134	$1,146	$872
CAIC	(69)	(30)	1
TOIC	(35)	(27)	(24)
Aflac New York	67	83	75

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

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In 2022, Aflac declared dividends of $594 million. Dividends declared by Aflac during 2023 in excess of $1.1 billion would require such approval. CAIC and TOIC did not declare dividends during 2022.

Item 8. Financial Statements and Supplementary Data
From time to time, Aflac New York pays dividends to Aflac, the parent company of Aflac New York. Aflac New York may not pay dividends to Aflac without the prior approval of the NYSDFS. Aflac New York declared dividends of $83 million in 2022, which were authorized by the NYSDFS.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2022	2021	2020	2022	2021	2020
Profit remittances	$2,412	$2,138	$1,215	¥324.2	¥236.7	¥129.8

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Projected benefit obligation:
Benefit obligation, beginning of year	$432	$473	$1,186	$1,204	$36	$42
Service cost	19	23	26	28	0	0
Interest cost	5	6	34	32	1	1
Actuarial (gain) loss	(61)	(9)	(374)	(50)	0	(2)
Benefits and expenses paid	(13)	(15)	(29)	(28)	(5)	(5)
Effect of foreign exchange rate changes	(55)	(46)	0	0	0	0
Benefit obligation, end of year	327	432	843	1,186	32	36

Plan assets:
Fair value of plan assets, beginning of year	415	416	885	824	0	0
Actual return on plan assets	(46)	14	(205)	81	0	0
Employer contributions	34	44	8	8	5	5
Benefits and expenses paid	(13)	(15)	(29)	(28)	(5)	(5)
Effect of foreign exchange rate changes	(55)	(44)	0	0	0	0
Fair value of plan assets, end of year	335	415	659	885	0	0
Funded status of the plans(1)	$8	$(17)	$(184)	$(301)	$(32)	$(36)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$35	$50	$10	$158	$8	$10
Prior service (credit) cost	0	0	(2)	(2)	0	0
Total included in accumulated other comprehensive income	$35	$50	$8	$156	$8	$10
Accumulated benefit obligation	$215	$346	$741	$1,010	N/A	N/A
(1) Underfunded amounts are recognized in other liabilities in the consolidated balance sheets and overfunded amounts are recognized in other assets in the consolidated balance sheets

Item 8. Financial Statements and Supplementary Data
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2022	2021	2022	2021
Accumulated benefit obligation	$215	$346	$741	$1,010
Fair value of plan assets	335	415	659	885
Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2022	2021	2022	2021
Projected benefit obligation	$327	$432	$843	$1,186
Fair value of plan assets	335	415	659	885
(1) The net amount of projected benefit obligation and plan assets for the overfunded Japan pension plan was $8 at December 31, 2022 and was classified as other assets on the statement of financial position. The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) Japan pension plan was $17 at December 31, 2021 and was classified as liabilities on the statement of financial position.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $184 and $301 at December 31, 2022 and 2021, respectively, and was classified as liabilities on the statement of financial position.

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022		2021		2020
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	.94%	.75%	.75%	2.94%	2.68%	3.25%	2.94%		2.68%		3.25%
Discount rate - benefit obligations	1.95	.94	.75	5.28	2.94	2.68	5.28		2.94		2.68
Expected long-term return on plan assets	2.00	2.00	2.00	5.50	5.75	6.00	N/A		N/A		N/A
Rate of compensation increase	N/A	N/A	N/A	4.00	4.00	4.00	N/A		N/A		N/A
Health care cost trend rates	N/A	N/A	N/A	N/A	N/A	N/A	6.50	(1)	5.80	(1)	6.30	(1)
(1) For the years 2022, 2021 and 2020, the health care cost trend rates are expected to trend down to 3.7% in 51 years, 3.7% in 52 years, and 3.7% in 53 years, respectively.

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

Item 8. Financial Statements and Supplementary Data
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $14 million, $25 million and $30 million of other components of net periodic pension cost and postretirement costs (other than service costs) for the years ended December 31, 2022, 2021 and 2020, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$19	$23	$24	$26	$28	$29	$0	$0	$0
Interest cost	5	6	5	34	32	34	1	1	1
Expected return on plan assets	(8)	(8)	(7)	(42)	(41)	(35)	0	0	0
Amortization of net actuarial loss	1	2	4	21	30	26	2	3	2
Amortization of prior service cost	0	0	(1)	0	0	(2)	0	0	0
Net periodic (benefit) cost	$17	$23	$25	$39	$49	$52	$3	$4	$3

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net actuarial loss (gain)	$(14)	$(22)	$(14)	$(127)	$(90)	$45	$0	$(2)	$5
Amortization of net actuarial loss	(1)	(2)	(4)	(21)	(30)	(26)	(2)	(3)	(2)
Amortization of prior service cost	0	1	1	0	0	2	0	0	0
Total	$(15)	$(23)	$(17)	$(148)	$(120)	$21	$(2)	$(5)	$3

No transition obligations arose during 2022.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2023	$10	$33	$5
2024	17	34	5
2025	15	35	5
2026	14	37	4
2027	14	46	4
2028-2032	79	246	7

Funding

The Company plans to make contributions of $32 million to the Japanese funded defined benefit plan in 2023. The Company does not plan to make any contributions to the U.S. funded defined benefit plan in 2023. The Company did not make a contribution to the U.S. funded defined benefit plan in 2022. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. In 2022, the Company updated the asset allocation for the Aflac U.S. pension plan to better align assets and liabilities and preserve the current funded status of near full funding. Asset allocation targets as of December 31, 2022 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	6%	0%
International equities	17	0
Fixed income securities	69	100
Other	8	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2022	2021
Japan pension plan assets:
Equities:
Japanese equity securities	$20	$21
International equity securities	57	86
Fixed income securities:
Japanese bonds	20	22
International bonds	210	252
Insurance contracts	28	34
Total	$335	$415
The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2022	2021
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$0	$297
Mid cap equity funds	0	25
International equity funds	0	208
Fixed income bond funds	641	346
Aflac Incorporated common stock	0	7
Cash and cash equivalents	18	2
Total	$659	$885

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

401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2022, 2021, and 2020, provided matching contributions by the Company of 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. The Company also provides a nonelective contribution to the 401(k) plan of 4% of annual cash compensation for employees who opted out of the future benefits of the U.S. defined benefit plan and for new U.S. employees.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $18 million in 2022 and $20 million in both 2021 and 2020. The plan trustee held approximately 2.2 million shares of the Company's common stock for plan participants at December 31, 2022.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $16 million in 2022 and $15 million in 2021 and $24 million in 2020.

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

15.     COMMITMENTS AND CONTINGENT LIABILITIES

The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of ¥19.4 billion ($146 million using the December 31, 2022, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of ¥2.2 billion ($17 million using the December 31, 2022, exchange rate).

The Company has an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of four years with an aggregate remaining cost of ¥12.5 billion ($94 million using the December 31, 2022, exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for Aflac Japan. The first agreement has a remaining term of three years with an aggregate remaining cost of ¥6.0 billion ($45 million using the December 31, 2022, exchange rate). The second agreement has a remaining term of three years with an aggregate remaining cost of ¥7.6 billion ($57 million using the December 31, 2022, exchange rate).

The Company has an enterprise agreement with an information technology and data services company to license software for Aflac Japan. The agreement has a remaining term of one year with an aggregate remaining cost of ¥0.9 billion ($7 million using the December 31, 2022, exchange rate).

Item 8. Financial Statements and Supplementary Data
The Company has an outsourcing agreement with an information technology and software company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥2.7 billion ($20 million using the December 31, 2022, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by December 31, 2022. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. Guaranty fund assessments for the years ended December 31, 2022, 2021, and 2020 were immaterial.

16.     SUBSEQUENT EVENTS

Effective January 1, 2023, ALIJ entered into a coinsurance transaction whereby it ceded 28% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re Bermuda, which is reported as part of corporate and other activities. This transaction transferred approximately $2.1 billion of reserves associated with these policies and will also involve the transfer of assets to support these reserves to Aflac Re Bermuda.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2022 and 2021.

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
(c) Changes in Internal Control Over Financial Reporting

During 2022, the Company executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the reasonableness of the estimated impact to the Company's accumulated other comprehensive income and retained earnings that is expected at the transition date of January 1, 2021 and the adjusted 2022 and 2021 amounts expected upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The Company will continue to refine and maturate the internal controls associated with LDTI. Except for the change in controls over the Company's implementation of LDTI, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 16, 2023, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Information about the Company's Executive Officers -see Part I, Item 1 herein	Proposal 1 Election of Directors; Delinquent Section 16(a) Reports; Audit and Risk Committee; Audit and Risk Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2022 Summary Compensation Table; 2022 Grants of Plan-Based Awards; 2022 Outstanding Equity Awards at Fiscal Year-End; 2022 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Beneficial Ownership of the Company's Securities; Security Ownership of Directors; Proposal 1 Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Proposal 4 Ratification of Auditors; and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		79
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2022		83
		Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2022		84
		Consolidated Balance Sheets as of December 31, 2022 and 2021		85
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2022		86
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022		88
		Notes to the Consolidated Financial Statements		89

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2022 and 2021, and for each of the years in the three-year period ended December 31, 2022	184
		Schedule III -	Supplementary Insurance Information as of December 31, 2022 and 2021, and for each of the years in the three-year period ended December 31, 2022	191
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2022	192

	3.	EXHIBIT INDEX

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference from 2019 Form 10-K, Exhibit 4.1.
	4.2	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.
	4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.
	4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.
	4.5	-	Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1.
	4.6	-	Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2.
	4.7	-	Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.
	4.8	-	Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.
	4.9	-	Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.
	4.10	-	Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.
	4.11	-	Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.
	4.12	-	Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.
	4.13	-	Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.
	4.14	-	Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.
	4.15	-	Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.
	4.16	-	Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.

4.17	-	Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.
4.18	-	Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.
4.19	-	Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.
4.20	-	Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.
4.21	-	Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.
4.22	-	Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.600% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.
4.23	-	Twenty-Eighth Supplemental Indenture, dated as of March 8, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.125% Senior Sustainability Note due 2026) – incorporated by reference from Form 8-K dated March 8, 2021, Exhibit 4.1.
4.24	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1.
4.25	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2.
4.26	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3.
4.27	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4.
4.28	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5.
4.29	-	Thirty-Fourth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.075% Senior Note due 2029) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.1.
4.30	-	Thirty-Fifth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.320% Senior Note due 2032) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.2.
4.31	-	Thirty-Sixth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.594% Senior Note due 2037) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.3.
4.32	-	Thirty-Seventh Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.144% Senior Note due 2052) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.4.
4.33	-	Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.
4.34	-	Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.

10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.
10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.
10.5*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.6*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.7*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.11.
10.8*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for June 30, 2020, Exhibit 10.1.
10.9*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.1.
10.10*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.11*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of February 1, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.1.
10.12*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.13*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.
10.14*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.
10.15*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.
10.16*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.
10.17*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.18*	-	First Amendment to the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.2.
10.19*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.
10.20*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.
10.21*	-	U.S. Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.1.
10.22*	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.2.
10.23*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.

10.24*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.25*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan – incorporated by reference from 2019 Form 10-K, Exhibit 10.43.
10.26*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.27*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1.
10.28*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017 – incorporated by reference from 2017 Form 10-K, Exhibit 10.42.
10.29*	-	Aflac Incorporated Letter of Agreement with Eric M. Kirsch, dated October 21, 2022.
10.30*	-	Aflac Incorporated Consulting Agreement with Eric M. Kirsch, dated October 21, 2022.
10.31*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1.
10.32*	-	Amendment to Aflac Incorporated Employment Agreement with Frederick J. Crawford, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.2.
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Frederick J. Crawford, dated October 24, 2022.
10.34*	-	International Assignment Letter with Frederick J. Crawford, dated December 19, 2022.
10.34*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated October 24, 2022.
10.36*	-	Aflac Incorporated Employment Agreement with Max K. Brodén, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.3.
10.37*		Amendment to Aflac Incorporated Employment Agreement with Max K. Brodén, dated October 24, 2022.
10.38	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.2.
10.39**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.3.
10.40	-	Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December 19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.
10.41	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.
10.42	-	Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.
21	-	Subsidiaries.
23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, 333-202781, and 333-245702 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-242390 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-237969 with respect to the resale of Aflac Incorporated common stock by J&A Alliance Holdings Corporation in its capacity as the trustee of J&A Alliance Trust.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-259379 with respect to the Aflac Incorporated shelf registration statement.

	31.1	-	Certification of CEO dated February 23, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 23, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 23, 2023, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2022	2021	2020
Revenues:
Management and service fees from subsidiaries(1)	$136	$130	$131
Net investment income	3	(93)	62
Interest from subsidiaries(1)	2	2	3
Net investment gains (losses)	(228)	206	399
Total revenues	(87)	245	595
Operating expenses:
Interest expense	215	222	221
Other operating expenses(2)	275	300	277
Total operating expenses	490	522	498
Earnings before income taxes and equity in earnings of subsidiaries	(577)	(277)	97
Income tax expense (benefit)	(208)	(144)	(15)
Earnings before equity in earnings of subsidiaries	(369)	(133)	112
Equity in earnings of subsidiaries(1)	4,570	4,458	4,666
Net earnings	$4,201	$4,325	$4,778
(1)Eliminated in consolidation
(2)Includes expense of $48 in 2021 and $15 in 2020 for the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2022	2021	2020
Net earnings	$4,201	$4,325	$4,778
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(1,080)	(889)	510
Unrealized gains (losses) on fixed maturity securities during period	(13,056)	(960)	1,220
Unrealized gains (losses) on derivatives during period	4	5	(1)
Pension liability adjustment during period	165	148	(7)
Total other comprehensive income (loss) before income taxes	(13,967)	(1,696)	1,722
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,169)	(155)	251
Other comprehensive income (loss), net of income taxes	(11,798)	(1,541)	1,471
Total comprehensive income (loss)	$(7,597)	$2,784	$6,249
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2022	2021
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $1,649 in 2022 and $1,608 in 2021)	$1,744	$1,828
Investments in subsidiaries(1)	25,197	35,905
Other investments	1,461	1,413
Cash and cash equivalents	1,143	2,097
Total investments and cash	29,545	41,243
Due from subsidiaries(1)	267	248
Other assets	964	640
Total assets	$30,776	$42,131
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$291	$336
Notes payable	7,069	7,579
Other liabilities	1,051	963
Total liabilities	8,411	8,878
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2022 and 2021; issued 1,354,079 shares in 2022 and 1,352,739 shares in 2021	135	135
Additional paid-in capital	2,641	2,529
Retained earnings	44,568	41,381
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(3,640)	(2,013)
Unrealized gains (losses) on fixed maturity securities	(702)	9,602
Unrealized gains (losses) on derivatives	(27)	(30)
Pension liability adjustment	(36)	(166)
Treasury stock, at average cost	(20,574)	(18,185)
Total shareholders' equity	22,365	33,253
Total liabilities and shareholders' equity	$30,776	$42,131
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net earnings	$4,201	$4,325	$4,778
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(4,570)	(4,458)	(4,666)
Cash dividends received from subsidiaries	2,705	2,791	2,060
Other, net	18	408	(331)
Net cash provided (used) by operating activities	2,354	3,066	1,841
Cash flows from investing activities:
Fixed maturity securities sold	392	483	438
Fixed maturity securities purchased	(438)	(489)	(484)
Other investments sold (purchased)	(206)	(421)	(711)
Settlement of derivatives	718	135	4
Additional capitalization of subsidiaries(1)	(294)	(161)	(291)
Other, net	1	1	2
Net cash provided (used) by investing activities	173	(452)	(1,042)
Cash flows from financing activities:
Purchases of treasury stock	(2,401)	(2,301)	(1,537)
Proceeds from borrowings	1,277	1,153	1,545
Principal payments under debt obligations	(1,416)	(700)	(350)
Dividends paid to shareholders	(979)	(855)	(769)
Treasury stock reissued	17	26	34
Proceeds from exercise of stock options	12	17	12
Net change in amount due to/from subsidiaries(1)	16	43	(89)
Other, net	(7)	(26)	(27)
Net cash provided (used) by financing activities	(3,481)	(2,643)	(1,181)
Net change in cash and cash equivalents	(954)	(29)	(382)
Cash and cash equivalents, beginning of period	2,097	2,126	2,508
Cash and cash equivalents, end of period	$1,143	$2,097	$2,126
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2022	2021
3.625% senior notes paid September 2022	$0	$748
3.25% senior notes paid October 2022	0	448
1.125% senior sustainability notes due March 2026	397	397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	991
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	93	107
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	450	520
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	250	0
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	95	109
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	99	115
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	220	254
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	225	259
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	70	81
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	155	179
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	158	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	90	104
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	114	131
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	73	85
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	79	91
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	75	86
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	49	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	66	77
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	47	54
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	75	86
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	448	517
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	149	172
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	90	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.33% in 2022, principal amount ¥11.7 billion)	88	0
Variable interest rate loan due August 2029 (.43% in 2022 and .41% in 2021, principal amount ¥25.3 billion in 2022 and ¥5.0 billion in 2021)	190	43
Variable interest rate loan due August 2032 (.58% in 2022 and .56% in 2021, principal amount ¥70.0 billion in 2022 and ¥25.0 billion in 2021)	524	216
Total notes payable	$7,069	$7,579
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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2022, are as follows:

(In millions)
2023	$0
2024	0
2025	93
2026	700
2027	540
Thereafter	5,795
Total	$7,128

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2022, the Parent Company's outstanding freestanding derivative contracts were swaps, foreign currency forwards and options. The swaps are associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain of the Parent Company's senior notes. The foreign currency forwards and options are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.

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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2022	2021	2020
Interest paid	$211	$213	$209
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	37	32	29

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2022:
Aflac Japan	$5,355	$73,760	$1,716	$6,119
Aflac U.S.	3,238	11,912	113	4
All other	0	305	(4)	0
Intercompany eliminations	0	(667)	0	0
Total	$8,593	$85,310	$1,825	$6,123
2021:
Aflac Japan	$6,233	$84,079	$2,469	$7,064
Aflac U.S.	3,292	11,798	111	8
All other	0	280	(4)	0
Intercompany eliminations	0	(733)	0	0
Total	$9,525	$95,424	$2,576	$7,072
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Earned Premiums	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2022:
Aflac Japan	$9,548	$2,867	$6,565	$547	$2,083	$9,474
Aflac U.S.	5,570	759	2,442	605	2,115	5,469
All other	145	30	146	0	395	0
Total	$15,263	$3,656	$9,153	$1,152	$4,593	$14,943
2021:
Aflac Japan	$11,853	$3,139	$7,963	$653	$2,555	$11,600
Aflac U.S.	5,614	752	2,447	517	2,048	5,537
All other	180	(73)	166	0	435	0
Total	$17,647	$3,818	$10,576	$1,170	$5,038	$17,137
2020:
Aflac Japan	$12,670	$2,856	$8,851	$644	$2,613	$12,312
Aflac U.S.	5,758	702	2,765	570	1,963	5,763
All other	194	80	180	0	402	0
Total	$18,622	$3,638	$11,796	$1,214	$4,978	$18,075
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2022:
Life insurance in force	$132,880	$11,755	$34,599	$155,724	22%
Premiums:
Health insurance	$13,058	$384	$235	$12,909	2%
Life insurance	2,329	35	60	2,354	3
Total earned premiums	$15,387	$419	$295	$15,263	2%
2021:
Life insurance in force	$134,577	$7,199	$22,568	$149,946	15%
Premiums:
Health insurance	$14,913	$475	$253	$14,691	2%
Life insurance	2,944	29	41	2,956	1
Total earned premiums	$17,857	$504	$294	$17,647	2%
2020:
Life insurance in force	$148,801	$7,016	$20,662	$162,447	13%
Premiums:
Health insurance	$15,682	$526	$213	$15,369	1%
Life insurance	3,273	27	7	3,253	0
Total earned premiums	$18,955	$553	$220	$18,622	1%
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

New Annualized Premium Sales – (sometimes referred to as new sales or sales) An operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represent annual premiums on policies and riders the Company sold and incremental increases from policy conversions that would be collected over a 12-month period assuming the policies remain in force for that entire period. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications. that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period.

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

Return on Average Invested Assets – Net investment income as a percentage of average invested assets during the period. Management uses this metric to demonstrate how the Company's actual net investment income results represent an overall return on the portfolio to provide a more comparative metric as the size of the Company's investment portfolio changes over time.

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

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 23, 2023
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 23, 2023
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Brodén	Executive Vice President,	February 23, 2023
(Max K. Brodén)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 23, 2023
(June Howard)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 23, 2023
(W. Paul Bowers)

/s/ Arthur R. Collins	Director	February 23, 2023
(Arthur R. Collins)

/s/ Toshihiko Fukuzawa	Director	February 23, 2023
(Toshihiko Fukuzawa)

/s/ Thomas J. Kenny	Director	February 23, 2023
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 23, 2023
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 23, 2023
(Karole F. Lloyd)

/s/ Nobuchika Mori	Director	February 23, 2023
(Nobuchika Mori)

/s/ Joseph L. Moskowitz	Director	February 23, 2023
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 23, 2023
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 23, 2023
(Katherine T. Rohrer)