Form 10-Q
period 2023-03-31
AFLAC INC
filed 2023-05-01
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 604,226,995 shares of the issuer's common stock were outstanding as of April 21, 2023.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2023	2022
Revenues:
Net earned premiums, principally supplemental health insurance	$3,688	$4,079
Net investment income	943	903
Net investment gains (losses)	123	122
Other income (loss)	46	69
Total revenues	4,800	5,173
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,203	2,517
Reserve remeasurement (gains) losses	(53)	(34)
Total benefits and claims, net	2,150	2,483
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	205	207
Insurance commissions	280	300
Insurance and other expenses	775	833
Interest expense	48	56
Total acquisition and operating expenses	1,308	1,396
Total benefits and expenses	3,458	3,879
Earnings before income taxes	1,342	1,294
Income taxes	154	247
Net earnings	$1,188	$1,047
Net earnings per share:
Basic	$1.94	$1.61
Diluted	1.94	1.60
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	611,205	649,753
Diluted	613,950	652,827
Cash dividends per share	$.42	$.40
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2023	2022
Net earnings	$1,188	$1,047
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(43)	(452)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	2,578	(4,752)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(57)	(77)
Unrealized gains (losses) on derivatives during period	1	1
Effect of changes in discount rate assumptions during period	(3,537)	5,347
Pension liability adjustment during period	9	3
Total other comprehensive income (loss) before income taxes	(1,049)	70
Income tax expense (benefit) related to items of other comprehensive income (loss)	(200)	110
Other comprehensive income (loss), net of income taxes	(849)	(40)
Total comprehensive income (loss)	$339	$1,007
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts - Unaudited)	March 31, 2023	December 31, 2022
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2023 and 2022, amortized cost $72,084 in 2023 and $72,246 in 2022)	$74,174	$71,936
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,222 in 2023 and $3,223 in 2022)	3,925	3,805
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $6 in 2023 and $7 in 2022 (fair value $21,616 in 2023 and $21,210 in 2022)	18,936	19,056
Equity securities, at fair value	1,087	1,091
Commercial mortgage and other loans, net of allowance for credit losses of $223 in 2023 and $192 in 2022 (includes $10,684 in 2023 and $10,832 in 2022 of consolidated variable interest entities)	13,328	13,496
Other investments (includes $2,049 in 2023 and $1,909 in 2022 of consolidated variable interest entities)	5,241	4,070
Cash and cash equivalents	3,809	3,943
Total investments and cash	120,500	117,397
Receivables	789	647
Accrued investment income	701	745
Deferred policy acquisition costs	9,267	9,239
Property and equipment, at cost less accumulated depreciation	528	530
Other	3,181	3,180
Total assets	$134,966	$131,738
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$91,293	$88,241
Unpaid policy claims	229	201
Unearned premiums	1,743	1,825
Other policyholders’ funds	6,668	6,643
Total policy liabilities	99,933	96,910
Income taxes	647	698
Payables for return of cash collateral on loaned securities	3,460	1,809
Notes payable and lease obligations	7,420	7,442
Other	3,722	4,739
Total liabilities	115,182	111,598
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2023 and 2022; issued 1,355,012 shares in 2023 and 1,354,079 shares in 2022	135	135
Additional paid-in capital	2,665	2,641
Retained earnings	45,555	44,367
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(3,618)	(3,564)
Unrealized gains (losses) on fixed maturity securities	1,289	(702)
Unrealized gains (losses) on derivatives	(26)	(27)
Effect of changes in discount rate assumptions	(4,894)	(2,100)
Pension liability adjustment	(29)	(36)
Treasury stock, at average cost	(21,293)	(20,574)
Total shareholders’ equity	19,784	20,140
Total liabilities and shareholders’ equity	$134,966	$131,738
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$135	$2,641	$44,367	$(6,429)	$(20,574)	$20,140
Net earnings	0	0	1,188	0	0	1,188
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(54)	0	(54)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,991	0	1,991
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(2,794)	0	(2,794)
Pension liability adjustment during period, net of income taxes	0	0	0	7	0	7
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	3	0	0	0	3
Share-based compensation	0	14	0	0	0	14
Purchases of treasury stock	0	0	0	0	(732)	(732)
Treasury stock reissued	0	7	0	0	13	20
Balance at March 31, 2023	$135	$2,665	$45,555	$(7,278)	$(21,293)	$19,784

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$40,963	$(8,411)	$(18,185)	$17,031
Net earnings	0	0	1,047	0	0	1,047
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(453)	0	(453)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,815)	0	(3,815)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	4,224	0	4,224
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	6	0	0	0	6
Share-based compensation	0	13	0	0	0	13
Purchases of treasury stock	0	0	0	0	(523)	(523)
Treasury stock reissued	0	12	0	0	14	26
Balance at March 31, 2022	$135	$2,560	$42,010	$(8,451)	$(18,694)	$17,560
(1) Dividends to shareholders are recorded in the period in which they are declared.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2023	2022
Cash flows from operating activities:
Net earnings	$1,188	$1,047
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(34)	(29)
Capitalization of deferred policy acquisition costs	(270)	(255)
Amortization of deferred policy acquisition costs	205	207
Increase in policy liabilities	(361)	143
Change in income tax liabilities	154	325
Net investment (gains) losses	(123)	(122)
Other, net	(51)	(56)
Net cash provided (used) by operating activities	708	1,260
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	949	545
Equity securities	126	102
Commercial mortgage and other loans	418	638
Costs of investments acquired:
Available-for-sale fixed maturity securities	(1,090)	(707)
Equity securities	(134)	(114)
Commercial mortgage and other loans	(315)	(1,161)
Other investments, net	(1,074)	(138)
Settlement of derivatives, net	(480)	(558)
Cash received (pledged or returned) as collateral, net	1,756	142
Other, net	(51)	41
Net cash provided (used) by investing activities	105	(1,210)
Cash flows from financing activities:
Purchases of treasury stock	(700)	(500)
Dividends paid to shareholders	(248)	(250)
Change in investment-type contracts, net	(28)	(21)
Treasury stock reissued	2	9
Other, net	41	25
Net cash provided (used) by financing activities	(933)	(737)
Effect of exchange rate changes on cash and cash equivalents	(14)	(89)
Net change in cash and cash equivalents	(134)	(776)
Cash and cash equivalents, beginning of period	3,943	5,051
Cash and cash equivalents, end of period	$3,809	$4,275
Supplemental disclosures of cash flow information:
Income taxes paid	$0	$(77)
Interest paid	37	37
Noncash interest	11	19
Noncash financing activities:
Lease obligations	18	73
Treasury stock issued for:
Associate stock bonus	4	3
Shareholder dividend reinvestment	9	9
Share-based compensation grants	5	5
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Aflac Benefits Solutions, Inc. (ABS) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through Tier One Insurance Company (TOIC). The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 62% and 70% of the Company's total revenues in the three-month periods ended March 31, 2023 and 2022, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 81% at March 31, 2023, compared with 80% at December 31, 2022.

In 2022, the Company established Aflac Re Bermuda Ltd. (Aflac Re), a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. Aflac Re is subject to regulation in Bermuda, where the Bermuda Monetary Authority (BMA) has broad administrative powers relating to granting and revoking licenses to transact reinsurance business, approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Financial results from Aflac Re are included in Corporate and other.

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, interest rates, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and reflective of the best estimates of management.

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2023 and December 31, 2022, and the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2023 and 2022. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

Significant Accounting Policies

The Company revised the following accounting policies as a result of the adoption of amended accounting guidance effective January 1, 2023 and certain reclassifications. Refer to Recently Adopted Accounting Pronouncements below for details of the adoption of ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts. In conjunction with the adoption of ASU 2018-12, the Company changed its practice of recording the change in the deferred profit liability on products with limited payment features from the benefits and claims, net line item to the net earned premiums line item in the consolidated statement of earnings. This reclassification had no impact on net earnings. The change in presentation has been made for all comparative periods presented. All other categories of significant accounting policies remain unchanged from the 2022 Annual Report.

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

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, supplemental dental and vision, term life, whole life, long-term care and disability, are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. When earned premiums are reported, the related amounts of benefits and expenses are charged against such revenues. This association is accomplished by means of annual increases or decreases to the liability for future policy benefits (LFPB) and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features, including cancer, medical and nursing care, term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the contract term (i.e., the period during which benefits are provided). Premiums for these products are recognized as earned premiums over the premium-paying periods when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded as a deferred profit liability, which is subsequently amortized in net earned premiums such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. An LFPB is recorded when premiums are recognized using the net premium method.

Policyholders also have an option to pay discounted advanced premiums for certain of the Company's products. Advanced premiums are deferred and recognized when due from policyholders over the otherwise required contractual premium payment period.

Benefit expense is bifurcated between benefits and claims and reserve remeasurement (gains) losses. The net premium ratio (NPR) is used to measure benefit expense and is calculated as the ratio of the present value of actual and future expected benefits and expenses to the present value of actual and future expected gross premiums. A revised NPR is calculated as of the beginning of each reporting period using updated future cash flow expectations.

Reserve remeasurement (gains) losses represent the difference between two reserve measures both calculated as of the beginning of the current reporting period using the same locked-in discount rates. One reserve measure uses the NPR as of the end of the prior reporting period, and the second uses the revised NPR. Benefits and claims represent the difference in the liability balance calculated as of the beginning of the current reporting period and the end of the current reporting period both using the revised NPR and the locked-in discount rates. The locked-in interest accretion rate utilized for accretion of interest expense on insurance reserves is the original discount rate used at contract issue date.

Advertising expense is reported as incurred in insurance and other expenses in the consolidated statement of earnings.

Deferred Policy Acquisition Costs: Certain direct and incremental costs of acquiring insurance contracts are deferred and amortized on a grouped-contract basis over the expected term of the related contracts, using a constant-level basis. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount, and insurance in force, respectively. For life and health products issued in the U.S., the constant-level basis used is face amount and number of policies in force, respectively. Amortization is computed using the same contract groupings (also referred to as cohorts) and mortality and termination assumptions that are used in computing the LFPB, and these assumptions are reviewed and updated at least annually. The effects of changes in assumptions are recognized prospectively over the remaining contract term as a revision of the future amortization pattern, while current period amortization is calculated based on the actual experience during the quarter. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain incremental direct policy issue, underwriting and sales expenses directly related to successful policy acquisition.

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

For internal replacement transactions where the resulting contract is substantially unchanged, unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the cohort, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred.

For an internal replacement transaction that results in a policy that is substantially changed, the policy is treated as lapsed for amortization purposes, and the costs of acquiring the new policy are capitalized and amortized in accordance with the Company's accounting policies for deferred acquisition costs.

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

Policy Liabilities: For long-duration insurance contracts, the Company calculates an integrated reserve that represents all payments under the contract including future expected claims and unpaid policy claims and related expenses. The liability for future policy benefits is measured using the net level premium method.

Long-duration insurance contracts issued by the Company are grouped into annual calendar-year cohorts based on the contract issue date, reportable segment, legal entity and product type. Limited-pay contracts are grouped into separate cohorts from other traditional products in the same manner and are further separated based on their premium payment structures.

The LFPB is determined as the present value of future policy benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of future net premiums receivable under the Company’s insurance contracts, where future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination (also referred to as lapses), expense, and discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are the result of applying the updated best estimate assumptions as of the beginning of the reporting period and are recognized in reserve remeasurement (gains) losses in the consolidated statement of earnings. Expense assumptions are established at policy inception and determined for each issue-year cohort as a percentage of paid claims. These expense assumptions are locked-in and remain unchanged over the term of the insurance policy. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are recognized in reserve remeasurement (gains) losses in the consolidated statement of earnings.

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statement of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheet are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is recognized in other comprehensive income (loss) (OCI).

The Company has designed its discount rate methodology for the U.S. and Japan insurance business. The methodology incorporates constructing a discount rate curve separately for discounting cash flows used to calculate the U.S. and Japan LFPBs, reflective of the characteristics of the insurance liabilities, such as currency and tenor. Discount rates comprising each curve are determined by reference to upper-medium grade (low credit risk) fixed-income instrument yields that reflect the duration characteristics of the corresponding insurance liabilities. The Company uses for these yields single-A rated fixed income instruments with credit ratings based on international rating standards. Where only local ratings are available, the Company selects the fixed-income instruments with local ratings that are equivalent to a single-A rating based on international rating standards. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

The locked-in discount rate used for the computation of interest accretion on LFPBs is determined separately for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low credit risk) fixed-income instrument forward curves in the calendar year, determined using the methodology described above and weighted using issued annualized premiums for each issue month. The single discount rate for each issue-year cohort is determined by solving for a rate that produces an equivalent net premium ratio to the forward curve and will remain unchanged after the calendar year of issue.

Unearned premiums consist primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period.

The other policyholders’ funds liability consists primarily of the fixed annuity line of business in Aflac Japan which has fixed benefits and premiums.

For internal replacements that are determined to be substantially changed, policy liabilities related to the original policy that was replaced are immediately released, and policy liabilities are established for the new insurance contract. The policy reserves are evaluated based on the new policy features, and changes are recognized at the date of contract change/modification. For internal replacements that are substantially unchanged, no changes to the reserves are recognized. For modifications that are not integrated with the base policy, new coverage is recognized as a separately issued contract within the current cohort.

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

Recently Adopted Accounting Pronouncements

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that significantly changed how insurers account for long-duration contracts. The Company adopted the standard on January 1, 2023 using a modified retrospective transition method which resulted in applying the amended guidance as of the beginning of the earliest period presented on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date, the Company calculated the ratio of the present value of future expected benefits and expenses less existing carrying values to the present value of future expected gross premiums (Transition Date NPR) using updated assumptions and the discount rate immediately before the Transition Date. The Company capped the Transition Date NPR at 100% for any cohorts with a Transition Date NPR greater than 100%. The Company calculated the LFPB using the Transition Date NPR (capped at 100% if required) and two different discount rates: (i) the discount rate used immediately before the Transition Date, and (ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their Transition Date NPR capped at 100%, the Company recorded as an adjustment (decrease) to opening retained earnings any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date. For all cohorts on the Transition Date, the Company recorded in accumulated other comprehensive income (AOCI) net of tax, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date).

Upon adoption, the Company adjusted opening equity for the Transition Date impacts to AOCI and retained earnings and adjusted prior periods presented (years 2021 and 2022) following the updated standard. Based upon the modified retrospective transition method, the Transition Date impact from adoption resulted in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings (RE) of approximately $0.3 billion.

See Note 6 and Note 7 of the Notes to the Consolidated Financial Statements for expanded disclosures for DAC and future policy benefits, respectively, required as a result of the amended guidance.

Transition Impact to Shareholder's Equity

The following table presents the cumulative transition impact as of January 1, 2021 to the Company’s Shareholder’s Equity as a result of the adoption of ASU 2018-12, using the modified retrospective transition method.

(In millions - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Cumulative effect of change in accounting principle, ASU 2018-12, net of income taxes	0	0	(324)	(18,570)	0	(18,894)
Balance at January 1, 2021	$135	$2,410	$37,660	$(9,636)	$(15,904)	$14,665

The following table presents the transition impacts as of January 1, 2021 to the Company's AOCI and RE as a result of the adoption of ASU 2018-12 by reporting segment and disaggregated by product type, using the modified retrospective transition method.

(In millions - Unaudited)	Impact to Retained Earnings	Impact to AOCI
Transition impacts:
Aflac Japan
Cancer	$0	$14,529
Medical and other health	1	2,382
Life insurance	0	3,314
Other (1)	398	433
Aflac U.S.
Accident	0	92
Disability	0	149
Critical care	4	2,258
Hospital indemnity	0	223
Dental/vision	0	65
Life insurance	5	149
Other	2	218
Reinsurance	0	(305)
Transition impact before income taxes	410	23,507
Less: income taxes	86	4,937
Total transition impact, net of income taxes	$324	$18,570
(1) Impact to retained earnings is driven primarily by capping the Transition Date NPR on Care products.

Transition Impact on the Liability for Future Policy Benefits

The Company adopted ASU 2018-12 using the modified retrospective transition method. The tables below present the disaggregated transition impacts to the Company’s LFPB as a result of adoption, split between the changes in the present value of expected net premiums and the present value of expected future policy benefits as of the Transition Date and the LFPB rollforward for the year ended December 31, 2021. The locked-in discount rates on the policies held at the Transition Date reflect the locked-in rates in existence immediately before the Transition Date. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Under the modified retrospective transition method, the NPR for future policy benefits existing as of the Transition Date considers the carryover basis of those liabilities, which equals the future policy benefits and unpaid policy claims balance as of December 31, 2020. If the revised Transition Date NPR for a cohort is greater than 100%, the Company capped the Transition Date NPR at 100% and increased the LFPB with an offsetting decrease to opening retained earnings.

The LFPB recorded in the consolidated balance sheet includes the deferred profit liability for limited-payment contracts. This deferred profit liability is not included in the Transition Date and LFPB rollforwards. For products with limited-payment features, to the extent the transition date adjustment related to updating cash flow assumptions is favorable, the Company increased the deferred profit liability.

The following table presents the transition impacts to the present value of expected net premiums by reporting segment and disaggregated by product type due to the cumulative effect of the change in accounting principle as a result of the adoption of ASU 2018-12 using the modified retrospective transition method.

	Transition Impact at January 1, 2021
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected premiums:
Balance at December 31, 2020	$25,601	$21,270	$12,440	$2,080	$3,350	$1,921	$5,898	$1,376	$281	$710	$154
Impact to retained earnings from capping Transition Date NPR	0	(1)	0	(398)	0	0	(4)	0	0	(5)	(2)
Impact of deferred profit liability	15	7	36	26	0	0	0	0	0	0	0
Beginning balance at original discount rate	25,616	21,276	12,476	1,708	3,350	1,921	5,894	1,376	281	705	152
Effect of change in discount rate assumptions	3,982	2,598	908	148	479	197	1,048	154	41	78	27
Balance at January 1, 2021	$29,598	$23,874	$13,384	$1,856	$3,829	$2,118	$6,942	$1,530	$322	$783	$179

The following table presents the changes in the present value of expected net premiums by reporting segment and disaggregated by product type for the year ended December 31, 2021.

	December 31, 2021
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected premiums:
Balance at January 1, 2021	$29,598	$23,874	$13,384	$1,856	$3,829	$2,118	$6,942	$1,530	$322	$783	$179
Beginning balance at original discount rate (1)	25,616	21,276	12,476	1,708	3,350	1,921	5,894	1,376	281	705	152
Effect of changes in cash flow assumptions	32	88	40	1	(163)	(129)	(302)	0	(26)	31	0
Effect of actual variances from expected experience	(134)	(449)	(135)	(11)	(109)	(38)	(290)	(32)	(14)	34	(3)
Adjusted beginning of period balance	25,514	20,915	12,381	1,698	3,078	1,754	5,302	1,344	241	770	149
Issuances	1,116	1,132	284	55	365	345	552	263	39	112	0
Interest accrual	586	439	202	27	116	61	210	45	10	25	6
Net premium earned (2)	(2,206)	(1,692)	(1,609)	(151)	(552)	(393)	(665)	(268)	(47)	(124)	(19)
Foreign currency translation	(2,539)	(2,111)	(1,194)	(167)	0	0	0	0	0	0	0
Other	(1)	(2)	0	(1)	(8)	(7)	(8)	(4)	(2)	(3)	(1)
Ending balance at original discount rate	22,470	18,681	10,064	1,461	2,999	1,760	5,391	1,380	241	780	135
Effect of changes in discount rate assumptions	3,423	2,493	783	125	284	102	632	87	23	54	18
Balance at December 31, 2021	$25,893	$21,174	$10,847	$1,586	$3,283	$1,862	$6,023	$1,467	$264	$834	$153
(1) Includes the adjustment for capping the Transition Date NPR.
(2) Net premiums earned represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The following table presents the transition impacts to the present value of expected future policy benefits by reporting segment and disaggregated by product type due to the cumulative effect of the change in accounting principle as a result of the adoption of ASU 2018-12 using the modified retrospective transition method.

	Transition Impact at January 1, 2021
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future policy benefits:
Balance at December 31, 2020	$64,056	$34,638	$43,729	$7,620	$3,818	$2,919	$13,427	$2,258	$599	$1,562	$661
Effect of change in discount rate assumptions	18,511	4,980	4,222	581	571	346	3,306	377	106	227	245
Balance at January 1, 2021	$82,567	$39,618	$47,951	$8,201	$4,389	$3,265	$16,733	$2,635	$705	$1,789	$906

The following table presents the changes in the present value of expected future policy benefits by reporting segment and disaggregated by product type for the year ended December 31, 2021.

	December 31, 2021
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future policy benefits:
Balance at January 1, 2021	$82,567	$39,618	$47,951	$8,201	$4,389	$3,265	$16,733	$2,635	$705	$1,789	$906
Beginning balance at original discount rate	64,056	34,638	43,729	7,620	3,818	2,919	13,427	2,258	599	1,562	661
Effect of changes in cash flow assumptions	24	85	31	(11)	(178)	(143)	(326)	(3)	(29)	31	0
Effect of actual variances from expected experience	(149)	(458)	(139)	(15)	(115)	(41)	(304)	(36)	(15)	34	(3)
Adjusted beginning of period balance	63,931	34,265	43,621	7,594	3,525	2,735	12,797	2,219	555	1,627	658
Issuances	1,133	1,155	287	62	372	355	563	271	40	115	0
Interest accrual	2,014	769	833	129	137	100	553	85	23	58	33
Benefit payments	(3,894)	(1,313)	(1,373)	(238)	(439)	(520)	(834)	(275)	(69)	(107)	(46)
Foreign currency translation	(6,377)	(3,478)	(4,366)	(760)	0	0	0	0	0	0	0
Other	0	0	0	0	(1)	0	0	0	0	1	0
Ending balance at original discount rate	56,807	31,398	39,002	6,787	3,594	2,670	13,079	2,300	549	1,694	645
Effect of changes in discount rate assumptions	15,940	4,623	3,718	535	355	201	2,309	252	67	149	192
Balance at December 31, 2021	72,747	36,021	42,720	7,322	3,949	2,871	15,388	2,552	616	1,843	837
Net liability for future policy benefits	46,854	14,847	31,873	5,736	666	1,009	9,365	1,085	352	1,009	684
Less: reinsurance recoverable	0	2,150	0	0	0	0	0	0	0	10	0
Net liability for future policy benefits after reinsurance recoverable	$46,854	$12,697	$31,873	$5,736	$666	$1,009	$9,365	$1,085	$352	$999	$684

The following table presents a reconciliation of the rollforwards by reporting segment and disaggregated by product type for the year ended December 31, 2021 to the liability for future policy benefits as of December 31, 2021 under the amended guidance. The deferred profit liability for limited-payment contracts and reinsurance is presented together with the LFPB in the Consolidated Balance Sheets and has been included as a reconciling item in the table below.

(In millions)	December 31, 2021
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$46,854
Medical and other health	14,847
Life insurance	31,873
Other	5,736
Aflac U.S.
Accident	666
Disability	1,009
Critical care	9,365
Hospital indemnity	1,085
Dental/vision	352
Life insurance	1,009
Other	684
Corporate and other	30
Deferred profit liability - limited-payment contracts	1,595
Deferred profit liability - reinsurance	859
Total	$115,964

The adoption of ASU 2018-12 did not have an impact on the Company's balance for deferred policy acquisition costs upon adoption.

Accounting Pronouncements Pending Adoption

ASU 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued amendments to permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit).

The amendments are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted and if an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period.

The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

	Three Months Ended March 31,
(In millions)	2023	2022
Revenues:
Aflac Japan:
Net earned premiums	$2,170	$2,625
Adjusted net investment income (1),(2)	611	680
Other income	9	9
Total adjusted revenue Aflac Japan	2,790	3,314
Aflac U.S.:
Net earned premiums	1,428	1,413
Adjusted net investment income (3)	197	184
Other income	35	42
Total adjusted revenue Aflac U.S.	1,660	1,639
Corporate and other (4),(5)	129	74
Total adjusted revenues	4,579	5,027
Net investment gains (losses) (1),(2),(3),(4)	221	146
Total revenues	$4,800	$5,173
(1) Amortized hedge costs of $58 and $26 for the three-month periods ended March 31, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(62) and $(10) for the three-month periods ended March 31, 2023, and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(7) and $1 for the three-month periods ended March 31, 2023, and 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $29 and $11 for the three-month periods ended March 31, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $51 and $12 for the three-month periods ended March 31, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $52 and $16 for the three-month periods ended March 31, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

	Three Months Ended March 31,
(In millions)	2023	2022
Pretax earnings:
Aflac Japan (1),(2)	$788	$870
Aflac U.S. (3)	352	333
Corporate and other (4),(5),(6)	(7)	(42)
Pretax adjusted earnings (7)	1,133	1,161
Net investment gains (losses) (1),(2),(3),(4),(5)	209	134
Other income (loss)	0	(1)
Total earnings before income taxes	$1,342	$1,294
Income taxes applicable to pretax adjusted earnings	$180	$219
Effect of foreign currency translation on after-tax adjusted earnings	(41)	(35)
(1) Amortized hedge costs of $58 and $26 for the three-month periods ended March 31, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(62) and $(10) for the three-month periods ended March 31, 2023, and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(7) and $1 for the three-month periods ended March 31, 2023, and 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $29 and $11 for the three-month periods ended March 31, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $12 and $13 for the three-month periods ended March 31, 2023, and 2022, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $51 and $12 for the three-month periods ended March 31, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $52 and $16 for the three-month periods ended March 31, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $34 and $41 for the three-month periods ended March 31, 2023, and 2022, respectively, of interest expense on debt.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Assets were as follows:

(In millions)	March 31, 2023	December 31, 2022
Assets:
Aflac Japan	$108,762	$105,734
Aflac U.S.	21,385	21,002
Corporate and other	4,819	5,002
Total assets	$134,966	$131,738
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$25,264	$0	$1,534	$1,079	$25,719
Municipalities	1,028	0	152	42	1,138
Mortgage- and asset-backed securities	238	0	9	8	239
Public utilities	3,979	0	351	63	4,267
Sovereign and supranational	543	0	31	3	571
Banks/financial institutions	6,313	0	337	427	6,223
Other corporate	6,402	0	705	309	6,798
Total yen-denominated	43,767	0	3,119	1,931	44,955
U.S. dollar-denominated:
U.S. government and agencies	179	0	0	5	174
Municipalities	1,280	0	53	55	1,278
Mortgage- and asset-backed securities	2,307	0	90	69	2,328
Public utilities	3,479	0	315	128	3,666
Sovereign and supranational	132	0	36	11	157
Banks/financial institutions	2,966	0	316	85	3,197
Other corporate	21,196	0	1,946	798	22,344
Total U.S. dollar-denominated	31,539	0	2,756	1,151	33,144
Total securities available for sale	$75,306	$0	$5,875	$3,082	$78,099

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$25,418	$0	$1,259	$1,724	$24,953
Municipalities	1,034	0	124	61	1,097
Mortgage- and asset-backed securities	241	0	8	12	237
Public utilities	3,932	0	301	108	4,125
Sovereign and supranational	659	0	24	5	678
Banks/financial institutions	6,348	0	324	531	6,141
Other corporate	6,288	0	555	408	6,435
Total yen-denominated	43,920	0	2,595	2,849	43,666
U.S. dollar-denominated:
U.S. government and agencies	169	0	0	8	161
Municipalities	1,269	0	43	89	1,223
Mortgage- and asset-backed securities	1,926	0	67	84	1,909
Public utilities	3,481	0	240	180	3,541
Sovereign and supranational	133	0	35	12	156
Banks/financial institutions	2,992	0	271	105	3,158
Other corporate	21,579	0	1,549	1,201	21,927
Total U.S. dollar-denominated	31,549	0	2,205	1,679	32,075
Total securities available for sale	$75,469	$0	$4,800	$4,528	$75,741

	March 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,154	$2	$18,152	$2,548	$0	$20,700
Municipalities	285	0	285	56	0	341
Public utilities	37	0	37	5	0	42
Sovereign and supranational	447	4	443	67	0	510
Other corporate	19	0	19	4	0	23
Total yen-denominated	18,942	6	18,936	2,680	0	21,616
Total securities held to maturity	$18,942	$6	$18,936	$2,680	$0	$21,616

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,269	$2	$18,267	$2,045	$0	$20,312
Municipalities	287	0	287	48	0	335
Public utilities	38	1	37	4	0	41
Sovereign and supranational	450	4	446	54	0	500
Other corporate	19	0	19	3	0	22
Total yen-denominated	19,063	7	19,056	2,154	0	21,210
Total securities held to maturity	$19,063	$7	$19,056	$2,154	$0	$21,210

(In millions)	March 31, 2023	December 31, 2022
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$679	$670
U.S. dollar-denominated	360	374
Other currencies	48	47
Total equity securities	$1,087	$1,091

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first quarter of 2023 and 2022, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2023, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,690	$1,765
Due after one year through five years	6,964	7,350
Due after five years through 10 years	15,878	17,289
Due after 10 years	48,230	49,128
Mortgage- and asset-backed securities	2,544	2,567
Total fixed maturity securities available for sale	$75,306	$78,099
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	40	42
Due after five years through 10 years	10,067	11,271
Due after 10 years	8,829	10,303
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$18,936	$21,616
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2023			December 31, 2022
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$42,355	$45,299	A+	$42,618	$44,178
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$1	$70
Gross losses from sales	(3)	(3)
Foreign currency gains (losses)	59	10
Other investments:
Gross gains from sales	0	9
Total sales and redemptions	57	86
Equity securities	(3)	(156)
Credit losses:
Fixed maturity securities held to maturity	1	0
Commercial mortgage and other loans	(31)	16
Loan commitments	3	7
Reinsurance recoverables and other	(3)	2
Total credit losses	(30)	25
Derivatives and other:
Derivative gains (losses)	17	(466)
Foreign currency gains (losses)	82	633
Total derivatives and other	99	167
Total net investment gains (losses)	$123	$122

The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2023, that relate to equity securities still held at the March 31, 2023 reporting date, were $5 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2023	December 31, 2022
Unrealized gains (losses) on securities available for sale	$2,793	$272
Deferred income taxes	(1,504)	(974)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$1,289	$(702)

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$149	$5	$62	$1	$87	$4
Japan government and agencies:
Yen-denominated	8,845	1,079	565	77	8,280	1,002
Municipalities:
U.S. dollar-denominated	817	55	356	13	461	42
Yen-denominated	303	42	57	4	246	38
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,007	69	753	58	254	11
Yen-denominated	70	8	5	0	65	8
Public utilities:
U.S. dollar-denominated	1,380	128	776	53	604	75
Yen-denominated	726	63	37	2	689	61
Sovereign and supranational:
U.S. dollar-denominated	31	11	0	0	31	11
Yen-denominated	72	3	35	3	37	0
Banks/financial institutions:
U.S. dollar-denominated	982	85	448	17	534	68
Yen-denominated	3,907	427	736	43	3,171	384
Other corporate:
U.S. dollar-denominated	8,128	798	3,297	119	4,831	679
Yen-denominated	2,064	309	753	72	1,311	237
Total	$28,481	$3,082	$7,880	$462	$20,601	$2,620

	December 31, 2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$159	$8	$85	$3	$74	$5
Japan government and agencies:
Yen-denominated	8,856	1,724	3,733	580	5,123	1,144
Municipalities:
U.S. dollar-denominated	854	89	735	57	119	32
Yen-denominated	286	61	150	26	136	35
Mortgage- and asset- backed securities:
U.S. dollar-denominated	936	84	640	42	296	42
Yen-denominated	62	12	38	6	24	6
Public utilities:
U.S. dollar-denominated	1,852	180	1,667	144	185	36
Yen-denominated	880	108	576	61	304	47
Sovereign and supranational:
U.S. dollar-denominated	30	12	0	0	30	12
Yen-denominated	71	5	34	4	37	1
Banks/financial institutions:
U.S. dollar-denominated	1,147	105	786	58	361	47
Yen-denominated	3,957	531	1,760	174	2,197	357
Other corporate:
U.S. dollar-denominated	10,529	1,201	8,636	785	1,893	416
Yen-denominated	2,090	408	1,507	273	583	135
Total	$31,709	$4,528	$20,347	$2,213	$11,362	$2,315

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. In the first quarter of 2023, interest rates for longer durations have declined which is the primary driver of the decrease in unrealized losses. However, compared to the prior year, interest rates have risen significantly which is the primary driver contributing to the increase in unrealized losses 12 months or longer.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities had not incurred a credit loss and therefore, should not have a credit loss allowance as of March 31, 2023. Refer to the Allowance for Credit Losses section below for additional information.

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

(In millions)	March 31, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,142	15.8%	$2,158	15.8%
Retail	465	3.4	493	3.6
Apartments/Multi-Family	2,616	19.3	2,701	19.7
Industrial	416	3.1	123	.9
Hospitality	825	6.1	803	5.9
Other	236	1.7	231	1.7
Total transitional real estate loans	6,700	49.4	6,509	47.6
Commercial mortgage loans:
Office	380	2.8	388	2.8
Retail	308	2.3	310	2.3
Apartments/Multi-Family	610	4.5	630	4.6
Industrial	469	3.5	694	5.1
Total commercial mortgage loans	1,767	13.1	2,022	14.8
Middle market loans	5,084	37.5	5,157	37.6
Total commercial mortgage and other loans	$13,551	100.0%	$13,688	100.0%
Allowance for credit losses	(223)		(192)
Total net commercial mortgage and other loans	$13,328		$13,496
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

As of March 31, 2023, the Company had $709 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $21 million and $28 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of March 31, 2023, and December 31, 2022, respectively.

As of March 31, 2023, the Company had commitments of approximately $748 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Credit Quality Indicators

For TREs, the Company’s key credit quality indicator is loan-to-value (LTV). Given that TREs involve properties undergoing a repositioning of their commercial profile, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly. The monitoring process also focuses on higher risk loans, which include those that are delinquent or for which foreclosure or deed-in-lieu of foreclosure is anticipated.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of March 31, 2023, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of March 31, 2023 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$77	$692	$588	$36	$153	$10	$1,556
60%-69.99%	42	663	707	135	490	430	2,467
70%-79.99%	0	882	947	98	365	146	2,438
80% or greater	0	77	162	0	0	0	239
Total	$119	$2,314	$2,404	$269	$1,008	$586	$6,700

Commercial Mortgage Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$299	$46	$507	$599	$1,451	2.52
60%-69.99%	0	0	15	0	45	169	229	2.00
70%-79.99%	0	0	0	0	39	24	63	2.21
80% or greater	0	0	0	0	0	24	24	1.41
Total	$0	$0	$314	$46	$591	$816	$1,767	2.43
Weighted Average DSCR	0.00	0.00	2.93	1.93	2.45	2.24

Middle Market Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$7	$75	$142	$70	$37	$17	$134	$482
BB	1	347	444	299	171	128	381	1,771
B	20	230	661	382	464	406	297	2,460
CCC	0	0	21	39	111	128	57	356
CC	0	0	0	0	0	14	1	15
C and lower	0	0	0	0	0	0	0	0
Total	$28	$652	$1,268	$790	$783	$693	$870	$5,084

Loan Modifications

The Company granted certain loan modifications in its MML and TRE portfolios during the three-month period ended March 31, 2023. As of March 31, 2023, these loan modifications did not have a material impact on the Company’s results of operations.

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $18.0 billion amortized cost as of March 31, 2023 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company designates nonaccrual status for a nonperforming loan or debt security or a loan that is not generating its stated interest rate because of nonpayment of periodic interest by the borrower. The Company applies the cash basis method to record any payments received on non-accrual assets. The Company resumes the accrual of interest on fixed maturity securities and loans that are currently making contractual payments or for those that are not current where the borrower has paid timely (less than 30 days outstanding).

As of March 31, 2023 and December 31, 2022, the Company had an immaterial amount of loans and fixed maturity securities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended March 31, 2023:
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(7)	$0	$(8)
(Addition to) release of allowance for credit losses	(11)	0	(20)	1	0	(3)
Write-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at March 31, 2023	$(65)	$(9)	$(149)	$(6)	$0	$(11)
Three Months Ended March 31, 2022:
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(Addition to) release of allowance for credit losses	16	2	(2)	0	0	2
Change in foreign exchange	0	0	0	0	0	2
Balance at March 31, 2022	$(52)	$(8)	$(98)	$(8)	$0	$(9)

During the first quarter of 2023, the Company identified certain TREs collateralized with commercial real estate properties with an amortized cost of $521 million in anticipation of potential foreclosure or deed-in lieu foreclosure transactions. The Company established a credit allowance of $10 million for those amortized loans of $345 million for which the fair value of the collateral was below the amortized cost of the loans.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of March 31, 2023 was $21 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2023	December 31, 2022
Other investments:
Policy loans	$214	$214
Short-term investments (1)	2,561	1,532
Limited partnerships	2,432	2,290
Other	34	34
Total other investments	$5,241	$4,070
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

As of March 31, 2023, the Company had $2.0 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	March 31, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,222	$3,925	$3,223	$3,805
Commercial mortgage and other loans	10,684	10,688	10,832	10,762
Other investments (2)	2,049	2,049	1,909	1,909
Other assets (3)	63	63	62	62
Total assets of consolidated VIEs	$16,018	$16,725	$16,026	$16,538
Liabilities:
Other liabilities (3)	$399	$399	$390	$390
Total liabilities of consolidated VIEs	$399	$399	$390	$390
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
Investments in Variable Interest Entities Not Consolidated

	March 31, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,890	$4,274	$3,998	$4,259
Other investments (1)	383	383	381	381
Total investments in VIEs not consolidated	$4,273	$4,657	$4,379	$4,640
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
	March 31, 2023			December 31, 2022
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,912	$2,912	$0	$1,087	$1,087
Public utilities	4	0	4	12	0	12
Banks/financial institutions	60	0	60	89	0	89
Other corporate	484	0	484	621	0	621
Total borrowings	$548	$2,912	$3,460	$722	$1,087	$1,809
Gross amount of recognized liabilities for securities lending transactions			$3,460			$1,809
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $5.9 billion and $6.8 billion at March 31, 2023 and December 31, 2022, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2023, and December 31, 2022, respectively.

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

	March 31, 2023			December 31, 2022
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$3	$18	$0	$3
Total cash flow hedges	18	0	3	18	0	3
Fair value hedges:
Foreign currency options	7,743	20	0	7,940	45	0
Total fair value hedges	7,743	20	0	7,940	45	0
Net investment hedge:
Foreign currency forwards	4,956	359	43	4,982	383	85
Foreign currency options	2,235	3	0	2,630	7	0
Total net investment hedge	7,191	362	43	7,612	390	85
Non-qualifying strategies:
Foreign currency swaps	1,900	55	0	1,900	66	0
Foreign currency swaps - VIE	3,466	63	396	3,420	62	387
Foreign currency forwards	3,701	0	133	5,049	17	640
Foreign currency options	5,717	23	0	5,521	30	0
Interest rate swaps	17,730	26	483	17,730	7	583
Total non-qualifying strategies	32,514	167	1,012	33,620	182	1,610
Total derivatives	$47,466	$549	$1,058	$49,190	$617	$1,698

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended March 31, 2023:
Foreign currency options	Fixed maturity securities	$(39)	$(39)	$0	$0	$0
Total gains (losses)		$(39)	$(39)	$0	$0	$0
Three Months Ended March 31, 2022:
Foreign currency options	Fixed maturity securities	(15)	(15)	0	0	0
Total gains (losses)		$(15)	$(15)	$0	$0	$0
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month periods ended March 31, 2023 and 2022, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Fixed maturity securities	$2,068	$2,360	$186	$189
(1) The balance includes hedging adjustment on discontinued hedging relationships of $186 in 2023 and $189 in 2022.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Parent Company had $1.9 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2023				2022
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$(1)		$1
Total cash flow hedges	0	(1)	(3)	1	0	(1)	(3)	1
Fair value hedges:
Foreign currency options(3)		(39)				(15)
Total fair value hedges	0	(39)		0	0	(15)		0
Net investment hedge:
Non-derivative hedging instruments		0		25		0		199
Foreign currency forwards		90		29		(76)		301
Foreign currency options		(3)		0		(1)		0
Total net investment hedge		87		54		(77)		500
Non-qualifying strategies:
Foreign currency swaps		1				28
Foreign currency swaps - VIE		(27)				23
Foreign currency forwards		(51)				(241)
Foreign currency options		(19)				(10)
Interest rate swaps		69				(156)
Forward bond purchase commitment - VIE		(3)				(17)
Total non-qualifying strategies		(30)				(373)
Total	$0	$17		$55	$0	$(466)		$501
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2023, and $1 of losses during the three-month period ended March 31, 2022. In addition, an immaterial amount of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2023, and an immaterial amount during the three-month period ended March 31, 2022, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of March 31, 2023, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of March 31, 2023, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $767 million and $1.3 billion as of March 31, 2023, and December 31, 2022, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2023, the Company estimates that it would be required to post a maximum of $222 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$460	$0	$460	$(71)	$(61)	$(326)	$2
OTC - cleared	26	0	26	(26)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	486	0	486	(97)	(61)	(326)	2
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	63		63				63
Total derivative assets not subject to a master netting agreement or offsetting arrangement	63		63				63
Total derivative assets	549	0	549	(97)	(61)	(326)	65
Securities lending and similar arrangements	3,418	0	3,418	0	0	(3,418)	0
Total	$3,967	$0	$3,967	$(97)	$(61)	$(3,744)	$65

December 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$548	$0	$548	$(167)	$(60)	$(320)	$1
OTC - cleared	7	0	7	(7)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	555	0	555	(174)	(60)	(320)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	62		62				62
Total derivative assets not subject to a master netting agreement or offsetting arrangement	62		62				62
Total derivative assets	617	0	617	(174)	(60)	(320)	63
Securities lending and similar arrangements	1,788	0	1,788	0	0	(1,788)	0
Total	$2,405	$0	$2,405	$(174)	$(60)	$(2,108)	$63

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$176	$0	$176	$(71)	$(80)	$(9)	$16
OTC - cleared	483	0	483	(26)	0	(456)	1
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	659	0	659	(97)	(80)	(465)	17
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	399		399				399
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	399		399				399
Total derivative liabilities	1,058	0	1,058	(97)	(80)	(465)	416
Securities lending and similar arrangements	3,460	0	3,460	(3,418)	0	0	42
Total	$4,518	$0	$4,518	$(3,515)	$(80)	$(465)	$458

December 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$725	$0	$725	$(167)	$(506)	$(52)	$0
OTC - cleared	583	0	583	(7)	0	(577)	(1)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,308	0	1,308	(174)	(506)	(629)	(1)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	390		390				390
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	390		390				390
Total derivative liabilities	1,698	0	1,698	(174)	(506)	(629)	389
Securities lending and similar arrangements	1,809	0	1,809	(1,788)	0	0	21
Total	$3,507	$0	$3,507	$(1,962)	$(506)	$(629)	$410

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

	March 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,903	$990	$0	$25,893
Municipalities	0	2,416	0	2,416
Mortgage- and asset-backed securities	0	2,149	418	2,567
Public utilities	0	7,583	350	7,933
Sovereign and supranational	0	691	37	728
Banks/financial institutions	0	9,259	161	9,420
Other corporate	0	28,389	753	29,142
Total fixed maturity securities	24,903	51,477	1,719	78,099
Equity securities	806	60	221	1,087
Other investments	2,561	0	0	2,561
Cash and cash equivalents	3,809	0	0	3,809
Other assets:
Foreign currency swaps	0	118	0	118
Foreign currency forwards	0	359	0	359
Foreign currency options	0	46	0	46
Interest rate swaps	0	26	0	26
Total other assets	0	549	0	549
Total assets	$32,079	$52,086	$1,940	$86,105
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$399	$0	$399
Foreign currency forwards	0	176	0	176
Interest rate swaps	0	483	0	483
Total liabilities	$0	$1,058	$0	$1,058

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,158	$956	$0	$25,114
Municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities	0	7,169	497	7,666
Sovereign and supranational	0	797	37	834
Banks/financial institutions	0	9,140	159	9,299
Other corporate	0	27,620	742	28,362
Total fixed maturity securities	24,158	49,805	1,778	75,741
Equity securities	822	60	209	1,091
Other investments	1,532	0	0	1,532
Cash and cash equivalents	3,943	0	0	3,943
Other assets:
Foreign currency swaps	0	128	0	128
Foreign currency forwards	0	400	0	400
Foreign currency options	0	82	0	82
Interest rate swaps	0	7	0	7
Total other assets	0	617	0	617
Total assets	$30,455	$50,482	$1,987	$82,924
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$390	$0	$390
Foreign currency forwards	0	725	0	725
Interest rate swaps	0	583	0	583
Total liabilities	$0	$1,698	$0	$1,698

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$18,152	$20,517	$183	$0	$20,700
Municipalities	285	0	341	0	341
Public utilities	37	0	42	0	42
Sovereign and supranational	443	0	510	0	510
Other corporate	19	0	23	0	23
Commercial mortgage and other loans	13,328	0	0	13,052	13,052
Other investments (1)	34	0	34	0	34
Total assets	$32,298	$20,517	$1,133	$13,052	$34,702
Liabilities:
Other policyholders’ funds	$6,668	$0	$0	$6,569	$6,569
Notes payable (excluding leases)	7,270	0	6,175	797	6,972
Total liabilities	$13,938	$0	$6,175	$7,366	$13,541
(1) Excludes policy loans of $214 and equity method investments of $2,432, at carrying value

	December 31, 2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$18,267	$20,132	$180	$0	$20,312
Municipalities	287	0	335	0	335
Public utilities	37	0	41	0	41
Sovereign and supranational	446	0	500	0	500
Other corporate	19	0	22	0	22
Commercial mortgage and other loans	13,496	0	0	13,212	13,212
Other investments (1)	34	0	34	0	34
Total assets	$32,586	$20,132	$1,112	$13,212	$34,456
Liabilities:
Other policyholders’ funds	$6,643	$0	$0	$6,543	$6,543
Notes payable (excluding leases)	7,295	0	6,024	802	6,826
Total liabilities	$13,938	$0	$6,024	$7,345	$13,369
(1) Excludes policy loans of $214 and equity method investments of $2,290, at carrying value
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Fair Value of Financial Instruments

Fixed maturity and equity securities

The Company determines the fair values of fixed maturity securities and public equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets), in-house valuations and non-binding price quotes the Company obtains from outside brokers.

The fair values of the Company’s public fixed maturity securities are generally based on prices provided by third-party pricing vendors. The Company utilizes internally generated valuations or broker quotes for privately-issued fixed maturity securities or fixed maturity securities where there is no price available from a third-party pricing vendor. For internally generated valuations, the Company utilizes valuation models developed by a third-party pricing vendor. The models and associated processes and controls are executed by Company personnel.

These models are discounted cash flow (DCF) valuation models but also use information from related markets, specifically public bond markets and the credit default swap (CDS) market, to estimate expected cash flows. The models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve using the most appropriate comparable security(ies) of the issuer and issuer-specific CDS spreads. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from market information for the specific issuer, the valuation methodology takes into consideration other market observable inputs, including:

1) the most appropriate comparable security(ies) of a guarantor and/or parent
2) CDS spreads of a guarantor and/or parent
3) bonds of comparable issuers with similar characteristics such as rating, geography, or sector

4) CDS spreads of an appropriate index or of comparable issuers with similar characteristics such as rating, geography, or sector
5) bond indices that are comparative in rating, industry, maturity, and region.

Prices for public equity securities are readily available and are acquired from independent market data providers or established security dealer associations.

The pricing data and market quotes the Company obtains from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the provider. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. The Company has performed verification of the inputs and calculations in any valuation models, including independent validations and back testing, to confirm that the valuations represent reasonable estimates of fair value.

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$24,903	$610	$0	$25,513
Internal	0	380	0	380
Total government and agencies	24,903	990	0	25,893
Municipalities:
Third party pricing vendor	0	2,108	0	2,108
Internal	0	308	0	308
Broker/other	0	0	0	0
Total municipalities	0	2,416	0	2,416
Mortgage- and asset-backed securities:
Third party pricing vendor	0	2,038	0	2,038
Internal	0	53	0	53
Broker/other	0	58	418	476
Total mortgage- and asset-backed securities	0	2,149	418	2,567
Public utilities:
Third party pricing vendor	0	3,898	0	3,898
Internal	0	3,685	0	3,685
Broker/other	0	0	350	350
Total public utilities	0	7,583	350	7,933
Sovereign and supranational:
Third party pricing vendor	0	232	0	232
Internal	0	459	0	459
Broker/other	0	0	37	37
Total sovereign and supranational	0	691	37	728
Banks/financial institutions:
Third party pricing vendor	0	4,690	0	4,690
Internal	0	4,569	108	4,677
Broker/other	0	0	53	53
Total banks/financial institutions	0	9,259	161	9,420
Other corporate:
Third party pricing vendor	0	22,726	0	22,726
Internal	0	5,663	289	5,952
Broker/other	0	0	464	464
Total other corporate	0	28,389	753	29,142
Total securities available for sale	$24,903	$51,477	$1,719	$78,099
Equity securities, carried at fair value:
Third party pricing vendor	$806	$60	$0	$866
Broker/other	0	0	221	221
Total equity securities	$806	$60	$221	$1,087

	March 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$20,517	$183	$0	$20,700
Total government and agencies	20,517	183	0	20,700
Municipalities:
Third party pricing vendor	0	341	0	341
Total municipalities	0	341	0	341
Public utilities:
Third party pricing vendor	0	42	0	42
Total public utilities	0	42	0	42
Sovereign and supranational:
Third party pricing vendor	0	246	0	246
Broker/other	0	264	0	264
Total sovereign and supranational	0	510	0	510
Other corporate:
Third party pricing vendor	0	23	0	23
Total other corporate	0	23	0	23
Total securities held to maturity	$20,517	$1,099	$0	$21,616

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$24,158	$582	$0	$24,740
Internal	0	374	0	374
Total government and agencies	24,158	956	0	25,114
Municipalities:
Third party pricing vendor	0	2,021	0	2,021
Internal	0	299	0	299
Total municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,798	0	1,798
Internal	0	3	0	3
Broker/other	0	2	343	345
Total mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities:
Third party pricing vendor	0	3,786	0	3,786
Internal	0	3,383	0	3,383
Broker/other	0	0	497	497
Total public utilities	0	7,169	497	7,666
Sovereign and supranational:
Third party pricing vendor	0	232	0	232
Internal	0	565	0	565
Broker/other	0	0	37	37
Total sovereign and supranational	0	797	37	834
Banks/financial institutions:
Third party pricing vendor	0	4,622	0	4,622
Internal	0	4,518	105	4,623
Broker/other	0	0	54	54
Total banks/financial institutions	0	9,140	159	9,299
Other corporate:
Third party pricing vendor	0	22,268	0	22,268
Internal	0	5,352	200	5,552
Broker/other	0	0	542	542
Total other corporate	0	27,620	742	28,362
Total securities available for sale	$24,158	$49,805	$1,778	$75,741
Equity securities, carried at fair value:
Third party pricing vendor	$822	$60	$0	$882
Broker/other	0	0	209	209
Total equity securities	$822	$60	$209	$1,091

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$20,132	$180	$0	$20,312
Total government and agencies	20,132	180	0	20,312
Municipalities:
Third party pricing vendor	0	335	0	335
Total municipalities	0	335	0	335
Public utilities:
Third party pricing vendor	0	41	0	41
Total public utilities	0	41	0	41
Sovereign and supranational:
Third party pricing vendor	0	242	0	242
Broker/other	0	258	0	258
Total sovereign and supranational	0	500	0	500
Other corporate:
Third party pricing vendor	0	22	0	22
Total other corporate	0	22	0	22
Total securities held to maturity	$20,132	$1,078	$0	$21,210

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

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Instrument Type	Level 2
Interest rate derivatives	Swap yield curves Basis curves Interest rate volatility (1)
Foreign currency exchange rate derivatives - Non-VIES (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Cross foreign currency basis curves Foreign currency volatility (1)
Foreign currency exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates Swap yield curves Credit default swap curves Basis curves Recovery rates Foreign currency forward rates Foreign cross currency basis curves
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

For derivatives associated with VIEs where the Company is the primary beneficiary, the Company is not the direct counterparty to the swap contracts. Nevertheless, the Company has full transparency into the contracts to properly value the swaps for reporting purposes. For these derivatives, the Company utilizes valuation models developed by independent valuation analytics providers. The models are market standard DCF models and all associated processes and controls are executed by Company personnel. These models take into consideration any unique characteristics of the derivatives in determining the appropriate valuation methodology to estimate expected cash flows. The fair values of these swaps are based on observable market inputs and are classified as Level 2 within the fair value hierarchy.

For forward bond purchase commitments with VIEs, the fair value of the derivative is based on the difference in the fixed purchase price and the current market value of the related bond prior to the settlement date. Since the bond is typically a public bond with readily available pricing, the derivatives associated with the forward purchase commitment are classified as Level 2 within the fair value hierarchy.

Commercial mortgage and other loans

Commercial mortgage and other loans include TREs, CMLs and MMLs. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or floating-rate benchmark yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments are classified as Level 3 within the fair value hierarchy.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended March 31, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	2	2
Unrealized gains (losses) included in other comprehensive income (loss)	3	10	0	2	30	0	45
Purchases, issuances, sales and settlements:
Purchases	192	0	0	0	75	10	277
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(120)	(7)	0	0	(2)	0	(129)
Transfers into Level 3	0	18	0	0	0	0	18
Transfers out of Level 3	0	(168)	0	0	(92)	0	(260)
Balance, end of period	$418	$350	$37	$161	$753	$221	$1,940
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$3	$3

Three Months Ended March 31, 2022
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$1,471
Net investment gains (losses) included in earnings	0	0	0	0	0	7	7
Unrealized gains (losses) included in other comprehensive income (loss)	(15)	(37)	(2)	0	(18)	0	(72)
Purchases, issuances, sales and settlements:
Purchases	76	9	0	0	0	10	95
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(2)	(8)	0	(3)	(1)	(7)	(21)
Transfers into Level 3	0	128	0	18	24	0	170
Transfers out of Level 3	(32)	0	0	0	(141)	(17)	(190)
Balance, end of period	$318	$585	$41	$60	$290	$166	$1,460
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$4	$4

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2023
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$418	Consensus pricing	Offered quotes	82.69	-	107.62	(a)	100.39
Public utilities	350	Discounted cash flow	Credit spreads	170 bps	-	268 bps	(b)	206 bps
Sovereign and supranational	37	Consensus pricing	Offered quotes	N/A			(c)	N/A
Banks/financial institutions	161	Discounted cash flow	Credit spreads	67 bps	-	188 bps	(b)	111 bps
Other corporate	753	Discounted cash flow	Credit spreads	66 bps	-	295 bps	(b)	187 bps
Equity securities	221	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$1,940
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques.
(b) Actual or equivalent credit spreads in basis points.
(c) Category represents a single security; range not applicable.
(d) Prices do not utilize credit spreads; therefore, range is not applicable.

December 31, 2022
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$343	Consensus pricing	Offered quotes	97.38	-	106.71	(a)	102.98
Public utilities	497	Discounted cash flow	Credit spreads	128 bps	-	286 bps	(b)	192 bps
Sovereign and supranational	37	Consensus pricing	Offered quotes	N/A			(c)	N/A
Banks/financial institutions	159	Discounted cash flow	Credit spreads	67 bps	-	188 bps	(b)	113 bps
Other corporate	742	Discounted cash flow	Credit spreads	66 bps	-	647 bps	(b)	191 bps
Equity securities	209	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$1,987
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques.
(b) Actual or equivalent credit spreads in basis points.
(c) Category represents a single security; range not applicable.
(d) Prices do not utilize credit spreads; therefore, range is not applicable

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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	March 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	76	33	9	4	39	31	41	21	2	14	0	270
Amortization expense	(48)	(28)	(9)	0	(34)	(28)	(34)	(16)	(3)	(6)	1	(205)
Foreign currency translation and other	(19)	(13)	(3)	(1)	0	0	0	0	0	0	(1)	(37)
Balance at March 31, 2023	$3,044	$2,153	$522	$58	$909	$616	$1,311	$423	$87	$143	$1	$9,267

	December 31, 2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2021	$3,464	$2,372	$595	$51	$887	$604	$1,270	$399	$90	$115	$1	$9,848
Capitalization	291	161	33	12	147	117	160	80	11	40	0	1,052
Amortization expense	(188)	(112)	(35)	(3)	(130)	(108)	(126)	(61)	(13)	(20)	4	(792)
Foreign currency translation and other	(532)	(260)	(68)	(5)	0	0	0	0	0	0	(4)	(869)
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Value
Health Products (U.S.)	Policy Count
Health & Life Products (Japan)	Units in Force

Face value is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgements, assumptions and methods used to determine amortization amounts during the three-month periods ended March 31, 2023 and 2022.

See Note 1 of the Notes to the Consolidated Financial Statements for more information on deferred policy acquisition costs.

7.    POLICY LIABILITIES

Future Policy Benefits

The liability for future policy benefits is determined as the present value of future benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of future net premiums receivable under the Company's insurance contracts, where future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

The following tables present the changes in the present value of expected net premiums and the present value of expected future policy benefits by reporting segment and disaggregated by product type.

	March 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(120)	(25)	(14)	(2)	(48)	(20)	(104)	(39)	(7)	(4)	(1)
Adjusted beginning of period balance	18,101	16,170	7,270	1,240	2,712	1,755	4,946	1,326	224	795	117
Issuances	229	104	111	8	117	120	192	103	10	49	14
Interest accrual	111	92	33	5	25	15	46	11	2	7	1
Net premiums earned (1)	(420)	(344)	(286)	(31)	(118)	(95)	(147)	(62)	(10)	(33)	(4)
Foreign currency translation	(109)	(100)	(44)	(8)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	2	4	9
Ending balance at original discount rate	17,912	15,922	7,084	1,214	2,736	1,795	5,037	1,378	228	822	137
Effect of changes in discount rate assumptions	1,542	1,045	319	42	(173)	(112)	(444)	(117)	(15)	(60)	(6)
Balance at March 31, 2023	$19,454	$16,967	$7,403	$1,256	$2,563	$1,683	$4,593	$1,261	$213	$762	$131
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(136)	(24)	(14)	0	(55)	(24)	(120)	(48)	(9)	(6)	(2)
Adjusted beginning of period balance	47,541	27,542	32,786	5,940	3,336	2,612	12,726	2,252	523	1,772	622
Issuances	232	108	112	9	124	127	201	111	12	53	13
Interest accrual	396	163	166	27	31	23	133	21	5	16	8
Benefit payments	(825)	(367)	(493)	(61)	(115)	(118)	(224)	(69)	(15)	(29)	(11)
Foreign currency translation	(295)	(171)	(201)	(35)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	2	4	9
Ending balance at original discount rate	47,049	27,275	32,370	5,880	3,376	2,644	12,836	2,315	527	1,816	641
Effect of changes in discount rate assumptions	8,750	1,164	344	(110)	(227)	(149)	(1,019)	(176)	(33)	(210)	15
Balance at March 31, 2023	55,799	28,439	32,714	5,770	3,149	2,495	11,817	2,139	494	1,606	656
Net liability for future policy benefits	36,345	11,472	25,311	4,514	586	812	7,224	878	281	844	525
Less: reinsurance recoverable	0	1,643	0	0	0	0	0	0	0	10	0
Net liability for future policy benefits after reinsurance recoverable	$36,345	$9,829	$25,311	$4,514	$586	$812	$7,224	$878	$281	$834	$525
(1) Net premiums earned represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

	December 31, 2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected premiums:
Balance at December 31, 2021	$25,893	$21,174	$10,847	$1,586	$3,283	$1,862	$6,023	$1,467	$264	$834	$153
Beginning balance at original discount rate	22,470	18,681	10,064	1,461	2,999	1,760	5,391	1,380	241	780	135
Effect of changes in cash flow assumptions	(639)	317	(494)	25	(52)	5	(38)	42	10	(1)	(12)
Effect of actual variances from expected experience	(284)	61	(81)	(10)	(152)	(43)	(421)	(111)	(20)	(16)	6
Adjusted beginning of period balance	21,547	19,059	9,489	1,476	2,795	1,722	4,932	1,311	231	763	129
Issuances	947	639	221	62	355	384	537	273	33	146	0
Interest accrual	459	364	146	22	105	57	193	45	9	27	5
Net premiums earned (1)	(1,734)	(1,376)	(1,229)	(123)	(496)	(382)	(612)	(261)	(42)	(131)	(17)
Foreign currency translation	(2,997)	(2,488)	(1,343)	(195)	0	0	0	0	0	0	0
Other	(1)	(3)	0	0	1	(6)	0	(3)	0	(6)	1
Ending balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in discount rate assumptions	1,077	519	201	14	(226)	(140)	(564)	(145)	(20)	(75)	(8)
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Present value of expected future policy benefits:
Balance at December 31, 2021	$72,747	$36,021	$42,720	$7,322	$3,949	$2,871	$15,388	$2,552	$616	$1,843	$837
Beginning balance at original discount rate	56,807	31,398	39,002	6,787	3,594	2,670	13,079	2,300	549	1,694	645
Effect of changes in cash flow assumptions	(721)	352	(550)	96	(70)	5	(43)	40	13	(1)	(15)
Effect of actual variances from expected experience	(333)	83	(91)	(10)	(177)	(48)	(465)	(130)	(23)	(21)	7
Adjusted beginning of period balance	55,753	31,833	38,361	6,873	3,347	2,627	12,571	2,210	539	1,672	637
Issuances	960	646	222	68	364	397	550	282	34	149	0
Interest accrual	1,599	642	670	106	128	94	539	85	21	62	32
Benefit payments	(3,050)	(1,375)	(1,248)	(202)	(456)	(483)	(823)	(277)	(62)	(103)	(45)
Foreign currency translation	(7,585)	(4,180)	(5,205)	(905)	0	0	0	0	0	0	0
Other	0	0	0	0	8	1	9	0	0	(2)	0
Ending balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in discount rate assumptions	7,089	(147)	(846)	(358)	(293)	(191)	(1,357)	(226)	(44)	(252)	(2)
Balance at December 31, 2022	54,766	27,419	31,954	5,582	3,098	2,445	11,489	2,074	488	1,526	622
Net liability for future policy benefits	35,468	10,705	24,469	4,326	564	810	7,003	854	277	802	512
Less: reinsurance recoverable	0	1,579	0	0	0	0	0	0	0	9	0
Net liability for future policy benefits after reinsurance recoverable	$35,468	$9,126	$24,469	$4,326	$564	$810	$7,003	$854	$277	$793	$512
(1) Net premiums earned represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

March 31, 2023
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.6%	2.1%	1.8%	3.9%	4.2%	4.6%	4.4%	4.3%	3.7%	5.4%
Weighted-average interest, current discount rate (1)	1.7%	2.2%	1.7%	2.0%	5.0%	5.0%	5.1%	5.1%	5.0%	5.0%	5.1%
Weighted-average liability duration (years)	13.7	26.7	17.3	18.0	8.5	5.6	11.8	9.6	8.0	12.9	9.5
(1) The weighted-average interest rates are calculated using the reserve balances as the weights. No adjustments were made to observable market information.

December 31, 2022
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	4.1%	2.6%	2.1%	1.8%	3.8%	4.2%	4.6%	4.4%	4.3%	3.7%	5.4%
Weighted-average interest, current discount rate (1)	1.6%	2.2%	1.6%	1.9%	4.8%	4.7%	4.8%	4.8%	4.8%	4.8%	4.8%
Weighted-average liability duration (years)	13.7	26.9	17.3	18.2	8.5	5.6	12.0	9.4	8.1	13.1	9.6
(1) The weighted-average interest rates are calculated using the reserve balances as the weights. No adjustments were made to observable market information.

The following table presents a reconciliation of the disaggregated rollforwards above to the ending future policy benefits presented in the Consolidated Balance Sheets. The deferred profit liability for limited-payment contracts and the deferred profit liability for reinsurance is presented together with the liability for future policy benefits in the Consolidated Balance Sheets and has been included as a reconciling item in the table below.

(In millions)	March 31, 2023	December 31, 2022
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$36,345	$35,468
Medical and other health	11,472	10,705
Life insurance	25,311	24,469
Other	4,514	4,326
Aflac U.S.
Accident	586	564
Disability	812	810
Critical care	7,224	7,003
Hospital indemnity	878	854
Dental/vision	281	277
Life insurance	844	802
Other	525	512
Corporate and other	31	19
Deferred profit liability - limited-payment contracts	1,788	1,740
Deferred profit liability - reinsurance	682	692
Total	$91,293	$88,241

Discount rates are determined using upper-medium grade (low-credit-risk) fixed-income instrument yields that reflect the duration characteristics of the liability. Locked-in discount rates are determined as a weighted average of monthly upper-medium grade (low-credit-risk) fixed-income instrument forward curves, where the weights are the annualized premiums issued for each month of the cohort. Discount rates are updated each reporting period and require estimation techniques (e.g., interpolation, extrapolation) for determination of points on the curve for which there is limited or no observable market data.

More specifically, the Company constructs a discount rate curve separately for discounting cash flows used to calculate each of the Japan and U.S. liabilities for future policy benefits, reflective of the characteristics of the corresponding insurance liabilities, such as currency and tenor.

In the Aflac Japan segment, all long-duration insurance policies are denominated in yen. A significant portion of policies are characterized by tenors exceeding the availability of liquid market data in Japan for single-A rated (as a proxy for upper-medium grade) corporate yen-denominated debt. The discount rate curve is designed to prioritize the observable inputs where available, while past the last liquid point, the data is derived based on estimation techniques consistent with the fair value guidance in ASC 820. The Aflac Japan segment curve utilizes liquid market indices tracking publicly traded yen-denominated single-A corporate debt for the initial 10-year tenor. For the bonds within these market indices where only local ratings are available, the Company prioritizes the bonds with local ratings that are equivalent to a single-A rating based on international rating standards.

For the discount rates applicable to tenors for which the Japan single-A debt market is not liquid but there is sufficient observable market data and/or the observable market data is available for similar instruments (between 10 and 30 years), the Company estimates tenor-specific single-A credit spreads and applies them to risk-free government rates. Lastly, for the tenors where there is limited or no observable single-A or similar market data or risk-free government rates (beyond 30 years), the discount curve is derived by extrapolation of risk free rates beyond their last liquid point following the Smith-Wilson method and grading of the estimated forward credit spread anchored by the ultimate forward rate. The ultimate forward rate is based on the economic value-based solvency regime, which is consistent with the International Association of Insurance Supervisors (IAIS) Insurance Capital Standards (ICS) (which is expected to be introduced in Japan in 2025), and is adjusted for credit and inflation components.

For the Aflac U.S. segment where all long-duration insurance policies are denominated in U.S. dollar and substantially all have cash flow duration within 30 years, for which the U.S. upper-medium grade fixed-income market is liquid and observable, the Company uses data from a liquid fixed-income market index tracking single-A U.S. corporate debt. For the insignificant portion of the policies with cash flow tenors exceeding 30 years, the discount curve beyond that tenor is extrapolated following the Smith-Wilson method from year 30 to the same ultimate forward rate calculated for the Japan discount curve at year 60 and held constant thereafter. The use of the same ultimate rate for U.S. and Japan segments is based on the assumption of long-term global economic convergence.

For the three-month periods ended March 31, 2023 and 2022, the Company recognized $(2.8) billion and $4.2 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the three-month periods ended March 31, 2023 and 2022.

For the year ended December 31, 2022, the Company recognized $13.7 billion in other comprehensive income (loss) net of tax, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the year ended December 31, 2022.

Mortality rate assumptions are based on industry tables and adjusted for the Company's actual or expected experience where credible or appropriate. These assumptions typically will vary by age, gender, and other demographic characteristics such as smoking status.

Morbidity assumptions are based on the Company's internal data and consider emerging experience. These assumptions are reflective of the coverage and benefits provided and generally vary by age, gender, duration, and any other material policyholder characteristics. In cases where a calendar-year trend is significant, future cash flow projections may include a trend adjustment.

In Japan, separate lapse assumptions are set based on actual or expected experience. These lapse and total termination rate assumptions will vary by line of business and with policyholder characteristics such as duration. In the U.S., the majority of the future cash flows are modeled using total termination rates (which include both lapse and mortality) and are adjusted for actual experience. Policy provisions, such as reaching premium paid-up status, are taken into account when setting assumptions.

During the three-month periods ended March 31, 2023 and 2022, the Company's adjustment for actual variances from expected experience resulted in reserve remeasurement gains of $53 million and $34 million in the consolidated statement of earnings, respectively. The variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments, assumptions and methods used in measuring the liability for future policy benefits during the three-month periods ended March 31, 2023 and 2022.

In 2022, the Company's annual review process resulted in favorable changes to its morbidity assumptions due to favorable claims experience, primarily. This, together with the variance of actual experience from expected experience, resulted in reserve remeasurement gains of $215 million in the consolidated statement of earnings for the year ended December 31, 2022.

The following table summarizes the amount of net earned premiums recognized in the Consolidated Statements of Earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2023	2022
Net earned premiums:
Aflac Japan
Cancer	$1,132	$1,336
Medical and other health	689	828
Life insurance	399	524
Other	39	44
Aflac U.S.
Accident	329	337
Disability	309	296
Critical care	443	446
Hospital indemnity	184	185
Dental/vision	53	49
Life insurance	115	99
Other	10	10
Corporate and other	90	42
Reinsurance ceded	(104)	(117)
Total	$3,688	$4,079

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the Consolidated Statements of Earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2023	2022
Interest expense:
Aflac Japan
Cancer	$285	$329
Medical and other health	71	80
Life insurance	133	149
Other	22	24
Aflac U.S.
Accident	6	5
Disability	8	9
Critical care	87	86
Hospital indemnity	10	10
Dental/vision	3	3
Life insurance	9	8
Other	7	7
Corporate and other	0	0
Total	$641	$710

The following tables summarize the amount of undiscounted expected future gross premiums and expected future benefits and expenses and discounted (discounted at the current period discount rate) expected future gross premiums and expected future benefits and expenses by reporting segment and disaggregated by product type. Future gross premiums represent the expected amount of future premiums to be received. For limited-payment policies, the premiums are collected over a shorter period than the policy term over which benefits are provided. As a result, once the policy reaches premium paid-up status, the future gross premiums can be significantly less than the future benefit payments. Further, benefits and expenses are generally greater in the later years of a policy. These are the primary factors that result in future gross premiums lower than future benefit and expense payments for certain lines of business of the Company.

	March 31, 2023		December 31, 2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future benefits and expenses:
Aflac Japan
Cancer	$74,863	$83,549	$75,529	$84,246
Medical and other health	50,153	50,573	50,720	50,778
Life insurance	16,690	52,993	16,946	53,271
Other	2,309	9,379	2,322	9,433
Aflac U.S.
Accident	9,467	4,621	9,481	4,636
Disability	5,889	3,286	5,858	3,267
Critical care	21,134	22,085	21,069	22,113
Hospital indemnity	5,213	3,360	5,164	3,338
Dental/vision	1,194	754	1,208	759
Life insurance	2,466	2,871	2,375	2,787
Other	359	1,165	333	1,147
Total	$189,737	$234,636	$191,005	$235,775

	March 31, 2023		December 31, 2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future benefits and expenses:
Aflac Japan
Cancer	$53,806	$55,799	$53,278	$54,766
Medical and other health	35,030	28,439	34,693	27,419
Life insurance	12,875	32,714	12,951	31,954
Other	1,712	5,770	1,697	5,582
Aflac U.S.
Accident	6,625	3,149	6,510	3,098
Disability	4,554	2,495	4,468	2,445
Critical care	13,013	11,817	12,659	11,489
Hospital indemnity	3,592	2,139	3,483	2,074
Dental/vision	826	494	821	488
Life insurance	1,756	1,606	1,663	1,526
Other	252	656	228	622
Total	$134,041	$145,078	$132,451	$141,463

Loss expense as a result of net premium ratio capping for the three-month periods ended March 31, 2023 and 2022 was immaterial.

Other Policyholders' Funds

As of March 31, 2023 and December 31, 2022, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	March 31, 2023	December 31, 2022
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$6,423	$7,410
Premiums received	39	150
Transfers from WAYS conversions	58	214
Surrenders and withdrawals	(14)	(52)
Benefit payments	(104)	(367)
Interest credited	14	57
Foreign currency translation and other	(40)	(989)
Fixed annuities account balance, end of period	6,376	6,423
Other deposit type reserves	292	220
Total	$6,668	$6,643
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	March 31, 2023			December 31, 2022
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.3%	$6,376	$6,281	0.5% - 2.3%	$6,423	$6,326
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at March 31, 2023 and December 31, 2022, respectively.

Aflac Japan’s fixed annuities have guaranteed fixed crediting rates which results in the policyholders' funds balances being able to cover all guaranteed benefit amounts. The reserves are adequate to fully fund future benefits at any given time.

See Note 1 of the Notes to the Consolidated Financial Statements for additional information on policy liabilities.

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

In January 2023, ALIJ entered into a coinsurance transaction whereby it ceded 28% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. This transaction transferred approximately $2.1 billion of reserves associated with these policies. Approximately $1.9 billion of assets were transferred from ALIJ to Aflac Re as preliminary consideration for assuming the reinsurance risk, and final settlement is expected in the second quarter of 2023. This internal reinsurance transaction with Aflac Re has no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

In January 2023, ALIJ also entered into an external coinsurance transaction to cede 1.5% of the liabilities associated with the same cancer insurance policies and riders, in connection with which ALIJ transferred cash consideration to the reinsurer.

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $682 million and $692 million as of March 31, 2023 and December 31, 2022, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $1.1 billion and $912 million as of March 31, 2023 and December 31, 2022, respectively.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended March 31,
(In millions)	2023	2022
Direct earned premiums	$3,738	$4,115
Ceded to other companies:
Ceded Aflac Japan closed blocks	(82)	(98)
Other	(25)	(19)
Assumed from other companies:
Retrocession activities	34	41
Other	23	40
Net earned premiums	$3,688	$4,079

Direct benefits and claims, excluding reserve remeasurement	$2,256	$2,334
Reserve remeasurement (gains) losses	(53)	(34)
Total direct benefits and claims	2,203	2,300
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(100)	(88)
Eliminations	14	5
Other	(18)	(5)
Assumed from other companies:
Retrocession activities	5	37
Eliminations	10	(5)
Other	36	239
Total benefits and claims, net	$2,150	$2,483
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of March 31, 2023. This reinsurance facility agreement was renewed in 2022 and is effective until December 31, 2023. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2023, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2023	December 31, 2022
1.125% senior sustainability notes due March 2026	$398	$397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	992
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	93	93
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	448	450
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	249	250
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	94	95
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	99	99
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	218	220
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	224	225
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	69	70
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	154	155
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	157	158
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	89	90
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	113	114
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	73	73
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	79	79
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	74	75
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	48	49
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	66	66
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	47	47
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	74	75
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	445	448
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	224	226
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	148	149
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	89	90
Yen-denominated loans:
Variable interest rate loan due August 2027 (.35% in 2023 and .33% in 2022, principal amount ¥11.7 billion)	87	88
Variable interest rate loan due August 2029 (.45% in 2023 and .43% in 2022, principal amount ¥25.3 billion)	188	190
Variable interest rate loan due August 2032 (.60% in 2023 and .58% in 2022, principal amount ¥70.0 billion)	522	524
Finance lease obligations payable through 2030	8	8
Operating lease obligations payable through 2049	142	139
Total notes payable and lease obligations	$7,420	$7,442
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of March 31, 2023 follows:

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
rate, (b) the federal funds rate plus 1/2 of
1% and (c) USD one-month LIBOR plus
1%. USD LIBOR is subject to replacement
						with SOFR under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2023	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than December 1, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 10, 2023(2)	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than April 11, 2023	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2024	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in April 2023 with an expiration date of April 8, 2024
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2024	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
Aflac Ventures Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2023	¥500 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 3, 2023	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2024	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2024	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 17, 2023	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2023	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	A rate per annum equal to three-month term SOFR plus 10 basis points for U.S. dollar denominated borrowings or three-month TIBOR for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
Aflac Re Bermuda Ltd.(1)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	A rate per annum equal to three-month term SOFR plus 10 basis points for U.S. dollar denominated borrowings or three-month TIBOR for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2023. No events of default or defaults occurred during the three-month period ended March 31, 2023.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2023	2022
Common stock - issued:
Balance, beginning of period	1,354,079	1,352,739
Exercise of stock options and issuance of restricted shares	933	1,041
Balance, end of period	1,355,012	1,353,780
Treasury stock:
Balance, beginning of period	738,823	700,607
Purchases of treasury stock:
Share repurchase program	10,348	8,007
Other	347	343
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(239)	(259)
Exercise of stock options	(48)	(58)
Other	(171)	(209)
Balance, end of period	749,060	708,431
Shares outstanding, end of period	605,952	645,349

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended March 31,
(In thousands)	2023	2022
Anti-dilutive share-based awards	164	249

Share Repurchase Program

During the first three months of 2023, the Company repurchased 10.3 million shares of its common stock for $700 million as part of its share repurchase program. During the first three months of 2022, the Company repurchased 8.0 million shares of its common stock for $500 million as part of its share repurchase program. As of March 31, 2023, a remaining balance of 106.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(54)	2,036	0	(2,794)	7	(805)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(45)	1	0	0	(44)
Net current-period other comprehensive income (loss)	(54)	1,991	1	(2,794)	7	(849)
Balance at March 31, 2023	$(3,618)	$1,289	$(26)	$(4,894)	$(29)	$(7,278)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Three Months Ended March 31, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(1,985)	$9,602	$(30)	$(15,832)	$(166)	$(8,411)
Other comprehensive income (loss) before reclassification	(453)	(3,754)	0	4,224	(2)	15
Amounts reclassified from accumulated other comprehensive income (loss)	0	(61)	1	0	5	(55)
Net current-period other comprehensive income (loss)	(453)	(3,815)	1	4,224	3	(40)
Balance at March 31, 2022	$(2,438)	$5,787	$(29)	$(11,608)	$(163)	$(8,451)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$57	Net investment gains (losses)
	(12)	Tax (expense) or benefit(1)
	$45	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$44	Net of tax
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 12 for additional details).

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
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 12 for additional details).

11.    SHARE-BASED COMPENSATION

As of March 31, 2023, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2023, approximately 34.8 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2023, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at March 31, 2023.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	1,414	2.8	$45	$32.56
Exercisable	1,414	2.8	45	32.56

The Company received cash from the exercise of stock options in the amount of $4 million during the first three months of 2023, compared with $8 million in the first three months of 2022. The tax benefit realized as a result of stock option exercises and restricted stock releases was $17 million in the first three months of 2023, compared with $16 million in the first three months of 2022.

As of March 31, 2023, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $75 million, of which $43 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.9 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31, 2023.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2022	2,414	$56.21
Granted in 2023	1,066	70.52
Canceled in 2023	(41)	57.33
Vested in 2023	(1,080)	52.66
Restricted stock at March 31, 2023	2,359	$62.34

In February 2023, the Company granted 454 thousand performance-based stock awards and units, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards and units with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $2 million and $4 million for the three-month periods ended March 31, 2023 and 2022, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4	$5	$4	$6	$0	$0
Interest cost	2	2	11	9	0	0
Expected return on plan assets	(2)	(2)	(9)	(11)	0	0
Amortization of net actuarial loss	0	0	0	5	0	1
Net periodic (benefit) cost	$4	$5	$6	$9	$0	$1

During the three months ended March 31, 2023, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2023) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

In February 2023, the Company renewed an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. As of March 31, 2023, the agreement has a remaining term of five years and an aggregate remaining cost of ¥20.9 billion ($157 million using the March 31, 2023 exchange rate).

The Company is a defendant in various lawsuits and receives various regulatory inquiries considered to be in the normal course of business. Members of the Company's senior legal and financial management teams review litigation and regulatory inquiries on a quarterly and annual basis. The final results of any litigation or regulatory inquiries cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

Guaranty fund assessments for the three-month periods ended March 31, 2023 and 2022 were immaterial.

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
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•difficult conditions in global capital markets and the economy, including inflation and the continued effects caused by COVID-19
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing interpretations applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•major public health issues, including COVID-19 and any resulting or coincidental economic effects, on the Company's business and financial results
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems and on successful execution of revenue growth and expense management initiatives
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2023 and 2022, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). In this MD&A, amounts may not foot due to rounding.

This MD&A is divided into the following sections:

EXECUTIVE SUMMARY
Company Overview
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the U.S. The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). The Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.
In 2022, the Company established Aflac Re Bermuda Ltd. (Aflac Re), a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. Aflac Re is subject to regulation in Bermuda, where the Bermuda Monetary Authority (BMA) has broad administrative powers relating to granting and revoking licenses to transact reinsurance business, approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Financial results from Aflac Re are included in Corporate and other.
Performance Highlights
Total revenues were $4.8 billion in the first three months of 2023, compared with $5.2 billion in the first three months of 2022. Net earnings were $1.2 billion, or $1.94 per diluted share in the first three months of 2023, compared with $1.0 billion, or $1.60 per diluted share, in the first three months of 2022.
Results in the first quarter of 2023 included pretax net investment gains of $123 million, compared with pretax net investment gains of $122 million in the first three months of 2022. Net investment gains in the first three months of 2023 included an increase in credit loss allowances of $30 million; $99 million of net gains from certain derivative and foreign currency gains or losses; $3 million of net losses on equity securities; and $57 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended March 31, 2023 was 132.30, or 12.2% weaker than the average yen/dollar exchange rate(1) of 116.18 for the same period in 2022.
Adjusted earnings(2) in the first quarter of 2023 were $1.0 billion, or $1.55 per diluted share, compared with $942 million, or $1.44 per diluted share, in the first quarter of 2022. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.07.
Total investments and cash at March 31, 2023 were $120.5 billion, compared with $117.4 billion at December 31, 2022. In the first quarter of 2023, Aflac Incorporated repurchased $700 million, or 10.3 million of its common shares. At March 31, 2023, the Company had 106.3 million remaining shares authorized for repurchase.
Shareholders’ equity was $19.8 billion, or $32.65 per share, at March 31, 2023, compared with $20.1 billion, or $32.73 per share, at December 31, 2022. Shareholders’ equity at March 31, 2023 included a cumulative decrease of $4.9 billion from the effect of changes in discount rate assumptions on insurance contracts, driven by the adoption of the new accounting guidance for long-duration insurance contracts, compared with a corresponding cumulative decrease of $2.1 billion at December 31, 2022, and a net unrealized gain on investment securities and derivatives of $1.3 billion, compared with a net unrealized loss of $729 million at December 31, 2022. Shareholders’ equity at March 31, 2023 also included an unrealized foreign currency translation loss of $3.6 billion, compared with an unrealized foreign currency translation loss of $3.6 billion at December 31, 2022. The annualized return on average shareholders’ equity in the first quarter of 2023 was 23.8%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $27.1 billion, or $44.66 per share at March 31, 2023, compared with $26.6 billion, or $43.18 per share, at December 31, 2022. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the first quarter of 2023 was 14.8%.

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

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in Corporate and other. These amortized hedge costs/ income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight-line basis over the term of the hedge. The Company believes that amortized hedge costs/income measure the periodic currency risk management costs/

income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/ income.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2023	2022	2023	2022
Net earnings	$1,188	$1,047	$1.94	$1.60
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(209)	(134)	(.34)	(.21)
Other and non-recurring (income) loss	0	1	.00	.00
Income tax (benefit) expense on items excluded from adjusted earning	(26)	28	(.04)	.04
Adjusted earnings	953	942	1.55	1.44
Current period foreign currency impact (2)	41	N/A	.07	N/A
Adjusted earnings excluding current period foreign currency impact	$994	$942	$1.62	$1.44
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended March 31,
(In millions)	2023	2022
Net investment (gains) losses	$(123)	$(122)
Items impacting net investment (gains) losses:
Amortized hedge costs	(58)	(26)
Amortized hedge income	29	11
Net interest cash flows from derivatives associated with certain investment strategies	(69)	(9)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	12	13
Adjusted net investment (gains) losses	$(209)	$(134)

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 11.5% for the three-month period ended March 31, 2023, compared with 19.1% for the same period in 2022. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2022 Annual Report.

The Company expects that its effective tax rate on adjusted earnings for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Item 1A. Risk Factors of the 2022 Annual Report for more information.

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

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. See Item 1. Business in the 2022 Annual Report for a summary of each segment's products and distribution channels.

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
•Premium Persistency

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2023	2022
Net earned premiums	$2,170	$2,625
Net investment income: (1)
Yen-denominated investment income	263	299
U.S. dollar-denominated investment income	407	406
Net investment income	669	705
Amortized hedge costs related to certain foreign currency exposure management strategies	(58)	26
Adjusted net investment income	611	680
Other income (loss)	9	9
Total adjusted revenues	2,790	3,314
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,466	1,793
Reserve remeasurement (gains) losses	(13)	(14)
Total benefits and claims, net	1,453	1,779
Adjusted expenses:
Amortization of deferred policy acquisition costs	85	94
Insurance commissions	138	161
Insurance and other expenses	326	409
Total adjusted expenses	549	664
Total benefits and adjusted expenses	2,002	2,443
Pretax adjusted earnings	$788	$870
Weighted-average yen/dollar exchange rate	132.30	116.18

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Net earned premiums	(17.3)%	(11.5)%	(5.9)%	(2.8)%
Adjusted net investment income	(10.1)	(3.6)	2.4	5.9
Total adjusted revenues	(15.8)	(10.0)	(4.1)	(1.2)
Pretax adjusted earnings	(9.4)	(5.0)	3.2	4.7
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(62) and $(10) for the three-month periods ended March 31, 2023 and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In the three-month period ended March 31, 2023, Aflac Japan's net earned premiums decreased, in yen terms, mainly due to limited-pay products reaching premium paid-up status and the implementation of the Aflac Re global reinsurance strategy. Adjusted net investment income, in yen terms, increased in the three-month period ended March 31, 2023, primarily due to the impact of foreign exchange on U.S. dollar-denominated investments offset by higher hedge costs. The increase in pretax adjusted earnings in yen for the three-month period ended March 31, 2023 was primarily due to a decrease in total benefits and adjusted expenses.

Annualized premiums in force decreased 4.8% to ¥1.28 trillion as of March 31, 2023, compared with ¥1.35 trillion as of March 31, 2022. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status and lower sales. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.6 billion at March 31, 2023, compared with $11.0 billion at March 31, 2022. As of March 31, 2023, Aflac Japan exceeded 23 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months		Three Months
	2023	2022	2023	2022
Adjusted net investment income	2.4%	5.9%	(5.9)%	.3%
Total adjusted revenues	(4.1)	(1.2)	(5.8)	(2.3)
Pretax adjusted earnings	3.2	4.7	(3.0)	.5
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2023	2022
Total benefits and claims, net	52.1%	53.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.1	2.8
Insurance commissions	4.9	4.8
Insurance and other expenses	11.7	12.4
Total adjusted expenses	19.7	20.0
Pretax adjusted earnings	28.2	26.2
Ratios to total premiums:
Total benefits and claims, net	67.0%	67.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.9	3.6
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In the three-month period ended March 31, 2023, the total benefits and claims ratio to total premiums decreased, compared with the same period in the prior year, primarily due to a decrease in the third sector benefit ratio due to favorable experience and the continued change in the mix of first and third sector business. In the three-month period ended March 31, 2023, the total adjusted expense ratio decreased slightly, compared with the same period in the prior year, reflecting the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses due to expense control efforts as well as the reinsurance transaction with Aflac Re. In total, the pretax adjusted profit margin increased in the three-month period ended March 31, 2023 primarily due to a lower benefit ratio and a lower expense ratio and an offsetting decrease in total adjusted revenues.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of March 31.

	2023	2022
Premium persistency	93.9%	94.3%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2023	2022	2023	2022
New annualized premium sales	$100	$103	¥13.2	¥11.9
Increase (decrease) over prior period	(3.2)%	(22.4)%	10.8%	(14.8)%

In 2023, the new annualized premium sales on a yen basis increased, compared with 2022, due primarily to sales of Aflac Japan's new cancer insurance product and updated first sector products, all of which were launched in the second half of 2022. Further, these products were launched at Dai-ichi Life and other financial institutions in January 2023.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2023	2022
Cancer	59.9%	53.0%
Medical and other health:
Medical	20.8	31.4
Income support	.6	1.1
Life insurance:
Traditional life (1)	7.3	9.0
WAYS	8.9	.7
Child endowment	.6	.3
Other	1.9	4.5
Total	100.0%	100.0%
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

Sales of Aflac Japan cancer insurance products in the Japan Post Group channel experienced a material decline beginning in August 2019. Japan Post Group resumed proactive sales of cancer insurance policies in April 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2023, Japan Post Group began selling Aflac Japan's new cancer insurance product that was launched in August 2022. For additional information, see the risk factor entitled "Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Item 1A. Risk Factors in the 2022 Annual Report.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended March 31.

	2023	2022
Independent corporate and individual	50.9%	48.9%
Affiliated corporate (1)	45.4	46.5
Bank	3.7	4.6
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended March 31, 2023, Aflac Japan recruited 4 new sales agencies. At March 31, 2023, Aflac Japan was represented by approximately 7,300 sales agencies, with approximately 110,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At March 31, 2023, Aflac Japan had agreements to sell its products at 359 banks, approximately 90% of the total number of banks in Japan.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs, public and private fixed maturity securities and public equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2023	2022
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$151	$0
Private placements	273	307
Other fixed maturity securities	77	17
Equity securities	123	91
Other investments	6	3
Total yen-denominated	$630	$418

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$376	$85
Collateralized loan obligations	0	67
Commercial mortgage and other loans:
Transitional real estate loans	53	507
Middle market loans	150	311
Other investments	137	48
Total U.S. dollar-denominated	$716	$1,018
Total Aflac Japan purchases	$1,346	$1,436

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2023	2022
Total purchases for the period (in millions) (1)	$1,203	$1,385
New money yield (1),(2)	5.18%	3.90%
Return on average invested assets (3)	2.57	2.54
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.13%	2.62%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2023 was primarily due to increases in U.S. interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2023	2022
Net earned premiums	$1,428	$1,413
Adjusted net investment income (1)	197	184
Other income	35	42
Total adjusted revenues	1,660	1,639
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	691	686
Reserve remeasurement (gains) losses	(40)	(20)
Total benefits and claims	651	666
Adjusted expenses:
Amortization of deferred policy acquisition costs	119	114
Insurance commissions	142	140
Insurance and other expenses	395	387
Total adjusted expenses	657	640
Total benefits and adjusted expenses	1,308	1,306
Pretax adjusted earnings	$352	$333
Percentage change over previous period:
Net earned premiums	1.1%	(.6)%
Adjusted net investment income	7.1	4.5
Total adjusted revenues	1.3	.7
Pretax adjusted earnings	5.7	.6
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(7) and $1 for the three-month periods ended March 31, 2023 and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In the three-month period ended March 31, 2023, net earned premiums for Aflac U.S. increased primarily driven by continued investments in growth initiatives. Adjusted net investment income increased in the three-month period ended March 31, 2023 primarily due to higher floating rate income due to higher volumes and rates. The increase in pretax adjusted earnings in the three-month period ended March 31, 2023 was driven primarily by lower benefits and higher revenues, partially offset by higher expenses.

Annualized premiums in force increased 1.4% to $6.0 billion at March 31, 2023, compared with $5.9 billion at March 31, 2022.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2023	2022
Total benefits and claims	39.2%	40.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.2	7.0
Insurance commissions	8.6	8.5
Insurance and other expenses	23.8	23.5
Total adjusted expenses	39.6	39.0
Pretax adjusted earnings	21.2	20.3
Ratios to total premiums:
Total benefits and claims	45.6%	47.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.3	8.1
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three-month period ended March 31, 2023, the total benefits and claims ratio to total premiums decreased compared with the same period in 2022, reflecting assumption updates in the third quarter of 2022 and reserve remeasurement gains related to experience. The total adjusted expense ratio increased in the three-month period ended March 31, 2023, when compared with the same period in 2022, primarily due to higher planned spending, reflecting ongoing investments in the U.S. platform and higher DAC amortization associated with lower persistency. The pretax adjusted profit margin increased in the three-month period ended March 31, 2023, compared with the same period in 2022, primarily due to the lower benefit ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of March 31.

	2023	2022
Premium persistency	77.9%	78.7%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2023	2022
New annualized premium sales	$315	$299
Increase (decrease) over prior period	5.3%	19.0%

New annualized premium sales for accident insurance decreased 1.8%; disability sales increased 13.8%; critical care insurance sales (including cancer insurance) increased 1.8%; hospital indemnity insurance sales increased .2%; dental/vision sales increased 22.7%; and life sales increased 10.3% in the first quarter of 2023, compared with the first quarter of 2022. The increase in sales for Aflac U.S. in the first quarter of 2023 reflects continued improvement from investment in growth initiatives as well as productivity gains.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2023	2022
Accident	23.5%	25.3%
Disability	25.2	23.3
Critical care(1)	20.5	21.2
Hospital indemnity	15.9	16.7
Dental/vision	6.6	5.6
Life	8.3	7.9
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the first quarter of 2023, the Aflac U.S. sales force included an average of approximately 6,100 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2023	2022
Fixed maturity securities:
Other fixed maturity securities	$209	$232
Infrastructure debt	0	9
Equity securities	0	9
Commercial mortgage and other loans:
Transitional real estate loans	14	107
Middle market loans	19	166
Other investments	15	5
Total Aflac U.S. Purchases	$257	$528

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2023	2022
Total purchases for period (in millions) (1)	$242	$523
New money yield (1),(2)	7.01%	4.60%
Return on average invested assets (3)	4.74	4.61
Portfolio book yield, end of period (1),(2)	5.46%	4.95%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in the three-month period ended March 31, 2023 was primarily due to increases in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2023	2022
Net earned premiums	$91	$41
Net investment income (loss) (1)	7	4
Amortized hedge income related to certain foreign currency management strategies	29	11
Adjusted net investment income	36	15
Other income	2	18
Total adjusted revenues	129	74
Total benefits and claims, net	46	37
Adjusted expenses:
Interest expense	33	40
Other adjusted expenses	57	40
Total adjusted expenses	90	80
Total benefits and adjusted expenses	136	116
Pretax adjusted earnings	$(7)	$(42)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $51 and $12 for the three-month periods ended March 31, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $52 and $16 for the three-month periods ended March 31, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In the three-month period ended March 31, 2023, total adjusted revenues increased compared to the same period in 2022 primarily due to higher total premiums associated with the Aflac Re global reinsurance strategy and an increase in adjusted net investment income. Total adjusted expenses increased compared to the same period in 2022 primarily due to expenses associated with the Aflac Re global reinsurance strategy. These results also reflect the impact of foreign currency on total net earned premiums and the corresponding benefits. Pretax adjusted earnings increased in the three-month period ended March 31, 2023 when compared to the same period in 2022 reflecting the increase in total adjusted revenue, partially offset by higher other adjusted expenses, net benefits and claims.

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

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2023
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$61,628	$12,661	$3,810	$78,099
Held to maturity, fixed maturity securities, at amortized cost (1)	18,936	0	0	18,936
Equity securities	655	51	381	1,087
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,277	1,158	200	6,635
Commercial mortgage loans (1)	1,134	624	0	1,758
Middle market loans (1)	4,474	461	0	4,935
Other investments:
Policy loans	189	25	0	214
Short-term investments (2)	1,334	172	1,055	2,561
Limited partnerships	2,034	222	176	2,432
Other	0	34	0	34
Investment in affiliate (3)	0	119	(119)	0
Total investments	95,661	15,527	5,503	116,691
Cash and cash equivalents	1,517	701	1,591	3,809
Total investments and cash	$97,178	$16,228	$7,094	$120,500
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

	December 31, 2022
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
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.7%	1.6%	1.6%	1.5%
AA	5.3	5.4	5.2	5.3
A	67.9	68.0	68.0	68.1
BBB	23.0	22.8	23.0	22.9
BB or lower	2.1	2.2	2.2	2.2
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2023, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2023.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
KLM Royal Dutch Airlines	B	$136	$103	$(33)
GLP Pte Ltd.	BBB	112	80	(32)
Autostrade Per Litalia Spa	BBB	148	116	(32)
Prologis LP	A	171	141	(30)
JP Morgan Chase and Co.	A	200	171	(29)
Banco de Chile	A	150	122	(28)
Investcorp Capital Limited	BB	327	306	(21)
Credit Suisse Group AG	BBB	75	55	(20)
Grand City Properties SA	BBB	56	37	(19)
Urban Renaissance Agency	A	183	164	(19)

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

Below-Investment-Grade Investments

	March 31, 2023
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$327	$327	$306	$(21)
Pemex Project Funding Master Trust	225	225	228	3
Commerzbank	187	145	205	60
Telecom Italia SpA	150	150	183	33
KLM Royal Dutch Airlines	150	136	103	(33)
Apache Corporation	138	110	130	20
Howmet Aerospace Inc.	100	70	101	31
IKB Deutsche Industriebank AG	97	48	77	29
Generalitat de Catalunya	60	25	60	35
National Gas Co. Trinidad & Tobago	52	50	46	(4)
Other Issuers	63	64	51	(13)
Subtotal (2)	1,549	1,350	1,490	140
High yield corporate bonds	736	622	668	46
Middle market loans	4,642	4,454	4,456	2
Grand Total	$6,927	$6,426	$6,614	$188
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

	March 31, 2023
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$43,595	$4,082	$(1,084)	$46,593	46.3%
Municipalities	2,593	261	(97)	2,757	2.8
Mortgage- and asset-backed securities	2,545	99	(77)	2,567	2.7
Public utilities	7,495	671	(191)	7,975	7.9
Electric	6,074	551	(134)	6,489	6.4
Natural Gas	844	69	(32)	882	.9
Other	577	51	(25)	604	.6
Sovereign and supranational	1,118	134	(14)	1,238	1.2
Banks/financial institutions	9,279	653	(512)	9,420	9.8
Banking	5,571	455	(295)	5,732	5.9
Insurance	1,716	143	(67)	1,791	1.8
Other	1,992	55	(150)	1,897	2.1
Other corporate	27,617	2,655	(1,107)	29,165	29.3
Basic Industry	2,444	307	(83)	2,669	2.6
Capital Goods	3,275	231	(147)	3,359	3.5
Communications	2,906	375	(66)	3,214	3.1
Consumer Cyclical	2,136	219	(50)	2,305	2.3
Consumer Non-Cyclical	6,148	522	(240)	6,429	6.5
Energy	2,556	359	(60)	2,855	2.7
Other	1,343	95	(113)	1,325	1.4
Technology	3,701	185	(171)	3,716	3.9
Transportation	3,108	362	(177)	3,293	3.3
Total fixed maturity securities	$94,242	$8,555	$(3,082)	$99,715	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$76,825	$81,310	$77,176	$79,090
Equity securities	866	866	882	882
Total publicly issued	77,691	82,176	78,058	79,972
Privately issued securities: (2)
Fixed maturity securities (3)	17,417	18,405	17,349	17,861
Equity securities	221	221	209	209
Total privately issued	17,638	18,626	17,558	18,070
Total investment securities	$95,329	$100,802	$95,616	$98,042
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2023	December 31, 2022
Privately issued reverse-dual currency securities	$4,028	$4,049
Publicly issued collateral structured as reverse-dual currency securities	1,374	1,383
Total reverse-dual currency securities	$5,402	$5,432
Reverse-dual currency securities as a percentage of total investment securities	5.7%	5.7%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2022 Annual Report for more information about market risk and the Company’s use of derivatives.

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

The following table presents metrics related to Aflac Japan's U.S. dollar-denominated hedge program and the Parent Company's enterprise corporate hedging program, including associated amortized hedge costs/income, for the periods ended March 31. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months
	2023	2022
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$3.7	$4.5
Weighted average remaining tenor (in months) (2)	9.8	9.9
Amortized hedge income (cost) for period (in millions)	$(39)	$(13)
FX Options
FX option notional at the end of period (in billions) (1)	$13.5	$13.5
Weighted average remaining tenor (in months) (2)	7.4	6.6
Amortized hedge income (cost) for period (in millions)	$(19)	$(13)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$5.0	$5.0
Weighted average remaining tenor (in months) (2)	10.4	10.9
Amortized hedge income (cost) for period (in millions)	$31	$12
FX Options
FX option notional at the end of period (in billions) (1)	$2.2	$1.9
Weighted average remaining tenor (in months) (2)	7.4	7.6
Amortized hedge income (cost) for period (in millions)	$(2)	$(1)
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

	March 31, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$12,817	$14,176	$14,321	$15,191
Equity securities	33	33	33	33
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	5,277	5,207	5,133	5,088
Commercial mortgage and other loans	1,134	1,013	1,269	1,129
Middle market loans (floating rate)	4,474	4,468	4,557	4,545
Other investments	2,033	2,033	1,899	1,899
Total U.S. Dollar Program	25,768	26,930	27,212	27,885
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,236	2,928	2,209	2,795
Total U.S. dollar-denominated investments in Aflac Japan	$28,004	$29,858	$29,421	$30,680
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of March 31, 2023, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of March 31, 2023, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $9.7 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash inflows (outflows)	$(579)	$(619)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $11.1 billion as of March 31, 2023, with hedging instruments comprised of $3.9 billion of yen-denominated debt and $7.2 billion of foreign currency forwards and options, compared with $11.6 billion as of December 31, 2022, with hedging instruments comprised of $4.0 billion of yen-denominated debt and $7.6 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2023 and 2022, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

As part of the Company’s internal reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and liabilities, which are mostly denominated in yen, in order to support and optimize BMA capital requirements. For additional information on the Company's internal reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A.

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2022 Annual Report.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2023	December 31, 2022	% Change
Aflac Japan	$5,776	$5,776	.0%	(1)
Aflac U.S.	3,491	3,463	.8
Total	$9,267	$9,239	.3%
(1) Aflac Japan’s deferred policy acquisition costs increased .6% in yen during the three months ended March 31, 2023.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	March 31, 2023	December 31, 2022	% Change
Aflac Japan	$88,944	$86,088	3.3%	(1)
Aflac U.S.	11,542	11,187	3.2
Corporate and other	1,874	302	100.0
Intercompany eliminations(2)	(2,427)	(667)	100.0
Total	$99,933	$96,910	3.1%
(1) Aflac Japan’s policy liabilities increased 4.0% in yen during the three months ended March 31, 2023.
(2) Elimination entry necessary due to the internal reinsurance transaction with Aflac Re and to recapture of a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company's policy liabilities.

BENEFIT PLANS

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the three-month period ended March 31, 2023. Aflac Japan recognized an expense for LIPPC assessments of ¥.9 billion for the three-month period ended March 31, 2022.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2023 and 2022 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At March 31, 2023, the Company held $3.8 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2023	2022
Management fees paid by subsidiaries	$38	$33
Dividends declared or paid by subsidiaries	780	514

The following table details Aflac Japan remittances, which are included in the totals above, for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2023	2022
Aflac Japan management fees paid to Parent Company	$16	$15
Aflac Japan dividends declared or paid to Parent Company (in dollars)	505	339
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥67.3	¥41.1

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

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends. For additional information, see the Liquidity and Capital Resources section of Item 7. MD&A in the 2022 Annual Report.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of March 31, 2023, the Parent Company and Aflac had four lines of credit with third parties and twelve intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2023. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the newly-created intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of March 31, 2023, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2022 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2023	2022
Operating activities	$708	$1,260
Investing activities	105	(1,210)
Financing activities	(933)	(737)
Exchange effect on cash and cash equivalents	(14)	(89)
Net change in cash and cash equivalents	$(134)	$(776)

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2023, Aflac U.S. borrowed and repaid $37 million under this program. As of March 31, 2023, Aflac U.S. had outstanding borrowings of $591 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $948 million during the three-month period ended March 31, 2023, compared with $750 million during the three-month period ended March 31, 2022.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2023	2022
Treasury stock purchases	$700	$500
Number of shares purchased:
Share repurchase program	10,348	8,007
Other	347	343
Total shares purchased	10,695	8,350

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2023	2022
Stock issued from treasury:
Cash financing	$2	$9
Noncash financing	18	17
Total stock issued from treasury	$20	$26
Number of shares issued	458	526

As of March 31, 2023, a remaining balance of 106.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.42 per share in the first quarter of 2023, compared with $.40 per share in the first quarter of 2022. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2023	2022
Dividends paid in cash	$248	$250
Dividends through issuance of treasury shares	9	9
Total dividends to shareholders	$257	$259

In April 2023, the board of directors declared the second quarter cash dividend of $.42 per share, an increase of 5.0% compared with the same period in 2022. The dividend is payable on June 1, 2023 to shareholders of record at the close of business on May 17, 2023.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock and capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has one senior unsecured revolving credit facility in the amount of ¥100 billion and a committed reinsurance facility in the amount of approximately ¥120 billion as a capital contingency plan. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional internal reinsurance transactions with Aflac Re. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

As of March 31, 2023, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA is considering the introduction of an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The FSA continues to conduct field testing with insurance companies in Japan for the purpose of investigating the impact of the introduction of such regulations. Final specifications are expected to be decided in 2024, and a new capital regime to replace the current solvency regime is expected to be introduced in 2025.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2023, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

Privacy and Cybersecurity Governance

The Company’s Board of Directors has adopted an information security policy directing management to establish and operate a global information security program with the goals of monitoring existing and emerging threats and ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected from loss or theft. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee. The Company’s senior officers, including its Global Chief Information Security Officer, are responsible for the operation of the global information security program and communicate quarterly with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. The global information security program also includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the Global Chief Information Security Officer and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Audit and Risk Committee. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 80% of its liabilities are reported as of March 31, 2023, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The update significantly changes how insurers account for long-duration contracts and amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company related to liabilities for future policy benefits and DAC. As part of this adoption, the Company measures together all payments under an insurance contract including future expected claims and unpaid policy claims and related expenses, as an integrated reserve. This resulted in unpaid policy claims on long-duration insurance contracts and accrued claim adjustment expenses that were presented separately in the Company’s consolidated balance sheet pre-adoption to now be presented as part of liabilities for future policy benefits.

For additional information, see Note 1 of the Notes to the Consolidated Financial Statements in this document and in the 2022 Annual Report.

Deferred Policy Acquisition Costs

Amortization of DAC is computed using the same contract groupings (also referred to as cohorts) and mortality and termination assumptions that are used in computing the liability for future policy benefits, and these assumptions are reviewed and updated at least annually. The effects of changes in assumptions are recognized prospectively over the remaining contract term as a revision of future amortization pattern, while current period amortization is calculated based on the actual experience during the quarter. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

Future Policy Benefits

The Company's liabilities for future policy benefits are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice and represent claims that are expected to occur in the future and already incurred claims (which represent claims that have been incurred and are in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to the Company) and are measured using the net level premium method. Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination (also referred to as lapses), expense, and discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are recognized in reserve remeasurement (gains) losses in the consolidated statement of earnings. Expense assumptions are established at policy inception and are not updated. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are recognized in reserve remeasurement (gains) losses in the consolidated statement of earnings.

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statement of earnings. Discount rates used to measure the carrying value of liability for future policy benefits in the consolidated balance sheet are updated each reporting period, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates are recognized in other comprehensive income (loss) (OCI). The discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

Upon adoption, if interest rates increased by 100 basis points the Company's FPB balance as of December 31, 2022, would decrease by $13.3 billion, and if interest rates decreased by 100 basis points the Company's FPB balance as of December 31, 2022 would increase by $10.4 billion.

See Note 7 of the Notes to the Consolidated Financial Statements for details of future policy benefits activity.

There have been no other changes in the items the Company has identified as critical accounting estimates during the three-month period ended March 31, 2023. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2022 Annual Report.

New Accounting Pronouncements

On January 1, 2023, the Company adopted LDTI employing a modified retrospective transition method, which requires the amended guidance be applied as of the beginning of the earliest period presented beginning on the January 1, 2021 transition date (Transition Date). The Transition Date impact from adoption resulted in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings of approximately $0.3 billion.

For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2022 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2022 Annual Report.

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

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2023, the Company executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI), which the Company adopted on January 1, 2023 using a modified retrospective method. For additional information, see Note 1 of the accompanying Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

Except for the change in controls over the Company's adoption of LDTI, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2023, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,440,300		$72.15	2,440,300	114,201,523
February 1 - February 28	3,542,907		69.48	3,200,100	111,001,423
March 1 - March 31	4,711,768		64.20	4,707,900	106,293,523
Total	10,694,975	(1)	$67.76	10,348,300	106,293,523	(2)
(1) During the first three months of 2023, 346,675 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at March 31, 2023, consisted of 6,293,523 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2020 and 100,000,000 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	10.1*	-	Aflac Incorporated 2023 Management Incentive Plan – incorporated by reference from Form 8-K dated February 10, 2023, Exhibit 10.1.
	10.2*		Aflac Incorporated Executive Officer Severance Plan
	31.1	-	Certification of CEO dated May 1, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated May 1, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated May 1, 2023, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

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

Capital Buffer – Established dollar amount of liquidity at the Parent Company reserved for injecting capital into the insurance entities or general liquidity support for general expenses at the Parent Company. Currently, the capital buffer is $1.0 billion and is part of the $1.8 billion target minimum balance at the Parent Company.

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

In force Policies – A count of policies that are active contracts at the end of a period.

Liquidity Support – Internally defined and established dollar amount of liquidity reserved for supporting potential collateral and settlements of derivatives at the Parent Company. Currently, the liquidity support is $0.8 billion and is part of the $1.8 billion target minimum balance at the Parent Company.

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

Premium Persistency – Percentage of premiums remaining in force at the end of a period, usually one year, and presented on a trailing 12-month basis. For example, 95% persistency would mean that 95% of the premiums in force at the beginning of the period were still in force at the end of the period. The Company believes that this metric is a key driver of in force levels, which is a key measure of the size of the Company's business and future sources of earnings.

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

Aflac Incorporated

May 1, 2023	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

May 1, 2023	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer