Form 10-Q
period 2023-06-30
AFLAC INC
filed 2023-08-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 594,062,478 shares of the issuer's common stock were outstanding as of July 26, 2023.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2023	2022	2023	2022
Revenues:
Net earned premiums, principally supplemental health insurance	$3,573	$3,764	$7,262	$7,844
Net investment income	999	937	1,942	1,840
Net investment gains (losses)	555	564	678	686
Other income (loss)	45	50	90	118
Total revenues	5,172	5,315	9,972	10,488
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,152	2,299	4,354	4,816
Reserve remeasurement (gains) losses	(54)	(25)	(107)	(59)
Total benefits and claims, net	2,098	2,274	4,247	4,757
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	202	197	407	405
Insurance commissions	268	279	547	579
Insurance and other expenses	728	802	1,505	1,633
Interest expense	51	55	99	112
Total acquisition and operating expenses	1,249	1,333	2,558	2,729
Total benefits and expenses	3,347	3,607	6,805	7,486
Earnings before income taxes	1,825	1,708	3,167	3,002
Income taxes	191	314	345	561
Net earnings	$1,634	$1,394	$2,822	$2,441
Net earnings per share:
Basic	$2.72	$2.18	$4.66	$3.78
Diluted	2.71	2.17	4.64	3.77
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	600,742	640,707	605,945	645,205
Diluted	602,929	643,243	608,411	648,010
Cash dividends per share	$.42	$.40	$.84	$.80
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2023	2022	2023	2022
Net earnings	$1,634	$1,394	$2,822	$2,441
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(439)	(751)	(482)	(1,203)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	890	(3,503)	3,468	(8,254)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(27)	(114)	(84)	(192)
Unrealized gains (losses) on derivatives during period	1	0	2	1
Effect of changes in discount rate assumptions during period	(209)	6,462	(3,745)	11,809
Pension liability adjustment during period	58	5	67	8
Total other comprehensive income (loss) before income taxes	274	2,099	(774)	2,169
Income tax expense (benefit) related to items of other comprehensive income (loss)	334	628	135	738
Other comprehensive income (loss), net of income taxes	(60)	1,471	(909)	1,431
Total comprehensive income (loss)	$1,574	$2,865	$1,913	$3,872
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts - Unaudited)	June 30, 2023	December 31, 2022
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2023 and 2022, amortized cost $67,927 in 2023 and $72,246 in 2022)	$70,739	$71,936
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $2,922 in 2023 and $3,223 in 2022)	3,766	3,805
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $5 in 2023 and $7 in 2022 (fair value $19,938 in 2023 and $21,210 in 2022)	17,436	19,056
Equity securities, at fair value	965	1,091
Commercial mortgage and other loans, net of allowance for credit losses of $225 in 2023 and $192 in 2022 (includes $10,652 in 2023 and $10,832 in 2022 of consolidated variable interest entities)	13,346	13,496
Other investments (includes $2,163 in 2023 and $1,909 in 2022 of consolidated variable interest entities)	5,491	4,070
Cash and cash equivalents	4,720	3,943
Total investments and cash	116,463	117,397
Receivables	755	647
Accrued investment income	719	745
Deferred policy acquisition costs	8,860	9,239
Property and equipment, at cost less accumulated depreciation	500	530
Other	3,329	3,180
Total assets	$130,626	$131,738
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$85,904	$88,241
Unpaid policy claims	244	201
Unearned premiums	1,544	1,825
Other policyholders’ funds	6,115	6,643
Total policy liabilities	93,807	96,910
Income taxes	343	698
Payables for return of cash collateral on loaned securities	4,679	1,809
Notes payable and lease obligations	7,087	7,442
Other	4,271	4,739
Total liabilities	110,187	111,598
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2023 and 2022; issued 1,355,227 shares in 2023 and 1,354,079 shares in 2022	136	135
Additional paid-in capital	2,697	2,641
Retained earnings	46,937	44,367
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,249)	(3,564)
Unrealized gains (losses) on fixed maturity securities	1,978	(702)
Unrealized gains (losses) on derivatives	(25)	(27)
Effect of changes in discount rate assumptions	(5,059)	(2,100)
Pension liability adjustment	17	(36)
Treasury stock, at average cost	(21,993)	(20,574)
Total shareholders’ equity	20,439	20,140
Total liabilities and shareholders’ equity	$130,626	$131,738
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$135	$2,641	$44,367	$(6,429)	$(20,574)	$20,140
Net earnings	0	0	1,188	0	0	1,188
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(54)	0	(54)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,991	0	1,991
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(2,794)	0	(2,794)
Pension liability adjustment during period, net of income taxes	0	0	0	7	0	7
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	3	0	0	0	3
Share-based compensation	0	14	0	0	0	14
Purchases of treasury stock	0	0	0	0	(732)	(732)
Treasury stock reissued	0	7	0	0	13	20
Balance at March 31, 2023	$135	$2,665	$45,555	$(7,278)	$(21,293)	$19,784
Net earnings	0	0	1,634	0	0	1,634
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(631)	0	(631)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	689	0	689
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(165)	0	(165)
Pension liability adjustment during period, net of income taxes	0	0	0	46	0	46
Dividends to shareholders (1) ($.42 per share)	0	0	(252)	0	0	(252)
Exercise of stock options	0	5	0	0	0	5
Share-based compensation	1	17	0	0	0	18
Purchases of treasury stock	0	0	0	0	(708)	(708)
Treasury stock reissued	0	10	0	0	8	18
Balance at June 30, 2023	$136	$2,697	$46,937	$(7,338)	$(21,993)	$20,439
(1) Dividends to shareholders are recorded in the period in which they are declared.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$40,963	$(8,411)	$(18,185)	$17,031
Net earnings	0	0	1,047	0	0	1,047
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(453)	0	(453)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,815)	0	(3,815)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	4,224	0	4,224
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	6	0	0	0	6
Share-based compensation	0	13	0	0	0	13
Purchases of treasury stock	0	0	0	0	(523)	(523)
Treasury stock reissued	0	12	0	0	14	26
Balance at March 31, 2022	$135	$2,560	$42,010	$(8,451)	$(18,694)	$17,560
Net earnings	0	0	1,394	0	0	1,394
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(780)	0	(780)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,857)	0	(2,857)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	5,105	0	5,105
Pension liability adjustment during period, net of income taxes	0	0	0	3	0	3
Dividends to shareholders (1) ($.40 per share)	0	0	(254)	0	0	(254)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	19	0	0	0	19
Purchases of treasury stock	0	0	0	0	(650)	(650)
Treasury stock reissued	0	9	0	0	8	17
Balance at June 30, 2022	$135	$2,589	$43,150	$(6,980)	$(19,336)	$19,558
(1) Dividends to shareholders are recorded in the period in which they are declared.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2023	2022
Cash flows from operating activities:
Net earnings	$2,822	$2,441
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(35)	(27)
Capitalization of deferred policy acquisition costs	(525)	(509)
Amortization of deferred policy acquisition costs	407	405
Increase in policy liabilities	(37)	509
Change in income tax liabilities	(420)	57
Net investment (gains) losses	(678)	(686)
Other, net	(447)	(420)
Net cash provided (used) by operating activities	1,087	1,770
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	1,548	2,164
Equity securities	244	398
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	728	1,270
Costs of investments acquired:
Available-for-sale fixed maturity securities	(1,817)	(2,395)
Equity securities	(191)	(320)
Commercial mortgage and other loans	(588)	(2,537)
Other investments, net	(1,247)	(180)
Settlement of derivatives, net	(289)	(330)
Cash received (pledged or returned) as collateral, net	3,427	1,839
Other, net	(84)	172
Net cash provided (used) by investing activities	1,733	83
Cash flows from financing activities:
Purchases of treasury stock	(1,400)	(1,150)
Dividends paid to shareholders	(491)	(498)
Change in investment-type contracts, net	(64)	(41)
Treasury stock reissued	5	10
Other, net	6	35
Net cash provided (used) by financing activities	(1,944)	(1,644)
Effect of exchange rate changes on cash and cash equivalents	(99)	(87)
Net change in cash and cash equivalents	777	122
Cash and cash equivalents, beginning of period	3,943	5,051
Cash and cash equivalents, end of period	$4,720	$5,173
Supplemental disclosures of cash flow information:
Income taxes paid	$765	$505
Interest paid	94	104
Noncash interest	6	8
Noncash financing activities:
Lease obligations	43	66
Treasury stock issued for:
Associate stock bonus	9	8
Shareholder dividend reinvestment	19	19
Share-based compensation grants	5	6
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Aflac Benefits Solutions, Inc. (ABS) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through Tier One Insurance Company (TOIC). The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 64% and 69% of the Company's total revenues in the six-month periods ended June 30, 2023 and 2022, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 80% at June 30, 2023, compared with 80% at December 31, 2022.

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

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, interest rates, mortality, morbidity, commission and other acquisition expenses and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised and reflected in the consolidated financial statements. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and reflective of the best estimates of management.

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2023 and December 31, 2022, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2023 and 2022, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2023 and 2022 and June 30, 2023 and 2022, and the consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

Significant Accounting Policies

The Company revised the following accounting policies as a result of the adoption of amended accounting guidance effective January 1, 2023 and certain reclassifications. Refer to Recently Adopted Accounting Pronouncements below for details of the adoption of Accounting Standards Update (ASU) 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts. In conjunction with the adoption of ASU 2018-12, the Company changed its practice of recording the change in the deferred profit liability on products with limited payment features from the benefits and claims, net line item to the net earned premiums line item in the consolidated statement of earnings. This reclassification had no impact on net earnings. The change in presentation has been made for all comparative periods presented. All other categories of significant accounting policies remain unchanged from the 2022 Annual Report.

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

Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination (also referred to as lapses), expense and discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

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

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statement of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheet are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is recognized in accumulated other comprehensive income (loss) (AOCI).

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

Recently Adopted Accounting Pronouncements

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that significantly changed how insurers account for long-duration contracts. The Company adopted the standard on January 1, 2023 using a modified retrospective transition method which resulted in applying the amended guidance as of the beginning of the earliest period presented on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date, the Company calculated the ratio of the present value of future expected benefits and expenses less existing carrying values to the present value of future expected gross premiums (Transition Date NPR) using updated assumptions and the discount rate immediately before the Transition Date. The Company capped the Transition Date NPR at 100% for any cohorts with a Transition Date NPR greater than 100%. The Company calculated the LFPB using the Transition Date NPR (capped at 100% if required) and two different discount rates: (i) the discount rate used immediately before the Transition Date, and (ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their Transition Date NPR capped at 100%, the Company recorded as an adjustment (decrease) to opening retained earnings any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date. For all cohorts on the Transition Date, the Company recorded in AOCI net of tax, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date).

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

The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

2.    BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Revenues:
Aflac Japan:
Net earned premiums	$2,064	$2,334	$4,234	$4,959
Adjusted net investment income (1),(2)	637	723	1,248	1,402
Other income	9	9	18	18
Total adjusted revenue Aflac Japan	2,710	3,066	5,500	6,379
Aflac U.S.:
Net earned premiums	1,425	1,394	2,853	2,807
Adjusted net investment income (3)	203	193	400	377
Other income	35	41	70	83
Total adjusted revenue Aflac U.S.	1,663	1,628	3,323	3,267
Corporate and other (4),(5)	140	42	268	116
Total adjusted revenues	4,513	4,736	9,091	9,762
Net investment gains (losses) (1),(2),(3),(4)	659	579	881	726
Total revenues	$5,172	$5,315	$9,972	$10,488
(1) Amortized hedge costs of $63 and $30 for the three-month periods and $122 and $55 for the six-month periods ended June 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(73) and $(2) for the three-month periods and $(135) and $(12) for the six-month periods ended June 30, 2023, and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(8) and $1 for the three-month periods and $(15) and $2 for the six-month periods ended June 30, 2023, and 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $38 and $14 for the three-month periods and $67 and $25 for the six-month periods ended June 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $53 and $31 for the three-month periods and $105 and $42 for the six-month periods ended June 30, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $56 and $28 for the three-month periods and $108 and $44 for the six-month periods ended June 30, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Pretax earnings:
Aflac Japan (1),(2)	$822	$873	$1,610	$1,743
Aflac U.S. (3)	369	343	721	675
Corporate and other (4),(5),(6)	(52)	(75)	(58)	(117)
Pretax adjusted earnings (7)	1,139	1,141	2,273	2,301
Net investment gains (losses) (1),(2),(3),(4),(5)	651	567	859	701
Other income (loss)	35	0	35	0
Total earnings before income taxes	$1,825	$1,708	$3,167	$3,002
Income taxes applicable to pretax adjusted earnings	$186	$195	$366	$414
Effect of foreign currency translation on after-tax adjusted earnings	(25)	(59)	(66)	(94)
(1) Amortized hedge costs of $63 and $30 for the three-month periods and $122 and $55 for the six-month periods ended June 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(73) and $(2) for the three-month periods and $(135) and $(12) for the six-month periods ended June 30, 2023, and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(8) and $1 for the three-month periods and $(15) and $2 for the six-month periods ended June 30, 2023, and 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $38 and $14 for the three-month periods and $67 and $25 for the six-month periods ended June 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $12 and $12 for the three-month periods and $24 and $25 for the six-month periods ended June 30, 2023, and 2022, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $53 and $31 for the three-month periods and $105 and $42 for the six-month periods ended June 30, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $56 and $28 for the three-month periods and $108 and $44 for the six-month periods ended June 30, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $36 and $41 for the three-month periods and $70 and $82 for the six-month periods ended June 30, 2023, and 2022, respectively, of interest expense on debt.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Assets were as follows:

(In millions)	June 30, 2023	December 31, 2022
Assets:
Aflac Japan	$103,972	$105,734
Aflac U.S.	20,932	21,002
Corporate and other	5,722	5,002
Total assets	$130,626	$131,738
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,313	$0	$1,435	$975	$23,773
Municipalities	946	0	150	35	1,061
Mortgage- and asset-backed securities	213	0	8	6	215
Public utilities	3,665	0	367	51	3,981
Sovereign and supranational	498	0	34	4	528
Banks/financial institutions	5,767	0	349	309	5,807
Other corporate	5,947	0	745	280	6,412
Total yen-denominated	40,349	0	3,088	1,660	41,777
U.S. dollar-denominated:
U.S. government and agencies	187	0	0	7	180
Municipalities	1,251	0	62	51	1,262
Mortgage- and asset-backed securities	2,521	0	189	70	2,640
Public utilities	3,384	0	347	143	3,588
Sovereign and supranational	122	0	34	10	146
Banks/financial institutions	2,766	0	346	70	3,042
Other corporate	20,269	0	2,396	795	21,870
Total U.S. dollar-denominated	30,500	0	3,374	1,146	32,728
Total securities available for sale	$70,849	$0	$6,462	$2,806	$74,505

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$25,418	$0	$1,259	$1,724	$24,953
Municipalities	1,034	0	124	61	1,097
Mortgage- and asset-backed securities	241	0	8	12	237
Public utilities	3,932	0	301	108	4,125
Sovereign and supranational	659	0	24	5	678
Banks/financial institutions	6,348	0	324	531	6,141
Other corporate	6,288	0	555	408	6,435
Total yen-denominated	43,920	0	2,595	2,849	43,666
U.S. dollar-denominated:
U.S. government and agencies	169	0	0	8	161
Municipalities	1,269	0	43	89	1,223
Mortgage- and asset-backed securities	1,926	0	67	84	1,909
Public utilities	3,481	0	240	180	3,541
Sovereign and supranational	133	0	35	12	156
Banks/financial institutions	2,992	0	271	105	3,158
Other corporate	21,579	0	1,549	1,201	21,927
Total U.S. dollar-denominated	31,549	0	2,205	1,679	32,075
Total securities available for sale	$75,469	$0	$4,800	$4,528	$75,741

	June 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,717	$2	$16,715	$2,387	$0	$19,102
Municipalities	261	0	261	53	0	314
Public utilities	35	0	35	4	0	39
Sovereign and supranational	411	3	408	54	0	462
Other corporate	17	0	17	4	0	21
Total yen-denominated	17,441	5	17,436	2,502	0	19,938
Total securities held to maturity	$17,441	$5	$17,436	$2,502	$0	$19,938

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,269	$2	$18,267	$2,045	$0	$20,312
Municipalities	287	0	287	48	0	335
Public utilities	38	1	37	4	0	41
Sovereign and supranational	450	4	446	54	0	500
Other corporate	19	0	19	3	0	22
Total yen-denominated	19,063	7	19,056	2,154	0	21,210
Total securities held to maturity	$19,063	$7	$19,056	$2,154	$0	$21,210

(In millions)	June 30, 2023	December 31, 2022
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$703	$670
U.S. dollar-denominated	218	374
Other currencies	44	47
Total equity securities	$965	$1,091

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first six months of 2023 and 2022, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2023, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,808	$1,896
Due after one year through five years	6,636	7,114
Due after five years through 10 years	16,133	17,931
Due after 10 years	43,538	44,709
Mortgage- and asset-backed securities	2,734	2,855
Total fixed maturity securities available for sale	$70,849	$74,505
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	37	39
Due after five years through 10 years	9,300	10,414
Due after 10 years	8,099	9,485
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$17,436	$19,938
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2023			December 31, 2022
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$39,043	$41,826	A+	$42,618	$44,178
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$7	$15	$8	$85
Gross losses from sales	(6)	(23)	(9)	(26)
Foreign currency gains (losses)	26	123	85	133
Other investments:
Gross gains (losses) from sales	(3)	0	(3)	9
Total sales and redemptions	24	115	81	201
Equity securities	(9)	(135)	(12)	(291)
Credit losses:
Fixed maturity securities held to maturity	0	0	1	0
Commercial mortgage and other loans	(2)	(12)	(33)	4
Impairment losses	0	(17)	0	(17)
Loan commitments	1	(5)	4	2
Reinsurance recoverables and other	0	0	(3)	2
Total credit losses	(1)	(34)	(31)	(9)
Derivatives and other:
Derivative gains (losses)	(594)	(558)	(577)	(1,024)
Foreign currency gains (losses)	1,135	1,176	1,217	1,809
Total derivatives and other	541	618	640	785
Total net investment gains (losses)	$555	$564	$678	$686

The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2023, that relate to equity securities still held at the June 30, 2023 reporting date, were $16 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2023, that relate to equity securities still held at the June 30, 2023 reporting date, were $21 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2023	December 31, 2022
Unrealized gains (losses) on securities available for sale	$3,656	$272
Deferred income taxes	(1,678)	(974)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$1,978	$(702)

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$179	$7	$97	$3	$82	$4
Japan government and agencies:
Yen-denominated	8,274	975	529	102	7,745	873
Municipalities:
U.S. dollar-denominated	700	51	96	6	604	45
Yen-denominated	283	35	0	0	283	35
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,057	70	753	55	304	15
Yen-denominated	61	6	0	0	61	6
Public utilities:
U.S. dollar-denominated	1,296	143	690	58	606	85
Yen-denominated	710	51	57	2	653	49
Sovereign and supranational:
U.S. dollar-denominated	33	10	0	0	33	10
Yen-denominated	63	4	0	0	63	4
Banks/financial institutions:
U.S. dollar-denominated	857	70	387	13	470	57
Yen-denominated	3,626	309	425	9	3,201	300
Other corporate:
U.S. dollar-denominated	7,385	795	2,691	118	4,694	677
Yen-denominated	1,818	280	412	13	1,406	267
Total	$26,342	$2,806	$6,137	$379	$20,205	$2,427

	December 31, 2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$159	$8	$85	$3	$74	$5
Japan government and agencies:
Yen-denominated	8,856	1,724	3,733	580	5,123	1,144
Municipalities:
U.S. dollar-denominated	854	89	735	57	119	32
Yen-denominated	286	61	150	26	136	35
Mortgage- and asset- backed securities:
U.S. dollar-denominated	936	84	640	42	296	42
Yen-denominated	62	12	38	6	24	6
Public utilities:
U.S. dollar-denominated	1,852	180	1,667	144	185	36
Yen-denominated	880	108	576	61	304	47
Sovereign and supranational:
U.S. dollar-denominated	30	12	0	0	30	12
Yen-denominated	71	5	34	4	37	1
Banks/financial institutions:
U.S. dollar-denominated	1,147	105	786	58	361	47
Yen-denominated	3,957	531	1,760	174	2,197	357
Other corporate:
U.S. dollar-denominated	10,529	1,201	8,636	785	1,893	416
Yen-denominated	2,090	408	1,507	273	583	135
Total	$31,709	$4,528	$20,347	$2,213	$11,362	$2,315

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. In the first six months of 2023, the decrease in unrealized losses has been driven by improvements in credit spreads, which have been partially offset by interest rates which have increased along all durations in both the U.S. and Japan.

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

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturity securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity investments in the sectors shown in the table above have the ability to service their obligations to the Company. Further, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities had not incurred a credit loss and therefore, should not have a credit loss allowance as of June 30, 2023. Refer to the Allowance for Credit Losses section below for additional information.

As of June 30, 2023 and December 31, 2022, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

(In millions)	June 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,162	15.9%	$2,158	15.8%
Retail	468	3.4	493	3.6
Apartments/Multi-Family	2,642	19.5	2,701	19.7
Industrial	449	3.3	123	.9
Hospitality	812	6.0	803	5.9
Other	242	1.8	231	1.7
Total transitional real estate loans	6,775	49.9	6,509	47.6
Commercial mortgage loans:
Office	378	2.8	388	2.8
Retail	306	2.3	310	2.3
Apartments/Multi-Family	607	4.5	630	4.6
Industrial	465	3.4	694	5.1
Total commercial mortgage loans	1,756	13.0	2,022	14.8
Middle market loans	5,040	37.1	5,157	37.6
Total commercial mortgage and other loans	$13,571	100.0%	$13,688	100.0%
Allowance for credit losses	(225)		(192)
Total net commercial mortgage and other loans	$13,346		$13,496
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

As of June 30, 2023, the Company had $792 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $26 million and $28 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of June 30, 2023, and December 31, 2022, respectively.

As of June 30, 2023, the Company had commitments of approximately $726 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Credit Quality Indicators

For TREs, the Company’s key credit quality indicator is loan-to-value (LTV), which is calculated by dividing the current outstanding loan balance by the estimated property value at origination. Given that TREs involve properties undergoing a repositioning of their commercial profile, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly. The monitoring process also focuses on higher risk loans, which include those that are delinquent or for which foreclosure or deed-in-lieu of foreclosure is anticipated.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of June 30, 2023, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of June 30, 2023 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$116	$653	$598	$36	$153	$10	$1,566
60%-69.99%	42	733	751	136	497	382	2,541
70%-79.99%	0	868	918	100	365	146	2,397
80% or greater	0	108	163	0	0	0	271
Total	$158	$2,362	$2,430	$272	$1,015	$538	$6,775

Commercial Mortgage Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$298	$46	$504	$617	$1,465	2.53
60%-69.99%	0	0	15	0	45	124	184	1.82
70%-79.99%	0	0	0	0	39	20	59	1.18
80% or greater	0	0	0	0	0	48	48	2.67
Total	$0	$0	$313	$46	$588	$809	$1,756	2.42
Weighted Average DSCR	0.00	0.00	2.93	1.98	2.44	2.23

Middle Market Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$7	$58	$147	$68	$37	$27	$145	$489
BB	31	340	458	299	170	126	392	1,816
B	22	236	624	381	445	344	287	2,339
CCC	0	0	21	39	104	156	50	370
CC	0	0	0	0	7	10	0	17
C and lower	0	0	0	0	0	6	3	9
Total	$60	$634	$1,250	$787	$763	$669	$877	$5,040

Loan Modifications

The Company granted certain loan modifications in its MML and TRE portfolios during the first six months of 2023. As of June 30, 2023, these loan modifications did not have a material impact on the Company’s results of operations.

Past Due and Nonaccrual Loans

The Company designates nonaccrual status for a nonperforming loan or debt security or a loan that is not generating its stated interest rate because of nonpayment of periodic interest or principal by the borrower. The Company applies the cash basis method to record any payments received on nonaccrual assets. The Company resumes the accrual of interest on fixed maturity securities and loans that are currently making contractual payments or for those that are not current where the borrower has paid timely (less than 30 days outstanding).

The following table presents an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the period presented.

	June 30, 2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional Real Estate Loans	$6,141	$207	$427	$634	$6,775	$612
Commercial Mortgage Loans	1,756	0	0	0	1,756	0
Middle Market Loans	4,997	0	43	43	5,040	43
Total	$12,894	$207	$470	$677	$13,571	$655
(1) As of June 30, 2023, there were no loans that were 90 days or more past due that continued to accrue interest

For the three-month and six-month periods ended June 30, 2023, the Company recognized no interest income for TREs, CMLs, or MMLs on nonaccrual status. Of these loans, TREs with an amortized cost of $218 million had no credit loss allowance as of June 30, 2023, because these loans are collateral dependent assets for which the estimated fair values are in excess of amortized cost. As of June 30, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

As of December 31, 2022, the Company had an immaterial amount of loans on nonaccrual status.

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

The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s LTV and DSCR. On a quarterly basis, CMLs and TREs within a portfolio segment that share similar risk characteristics are pooled for calculation of credit loss allowance. On an ongoing basis, TREs and CMLs with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is probable), are evaluated individually for credit loss. For example, the credit loss allowance for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the credit loss allowance which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $16.6 billion amortized cost as of June 30, 2023 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended June 30, 2023:
Balance at March 31, 2023	$(65)	$(9)	$(149)	$(6)	$0	$(11)
(Addition to) release of allowance for credit losses	(11)	0	9	0	0	0
Write-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	1	0	1
Balance at June 30, 2023	$(76)	$(9)	$(140)	$(5)	$0	$(10)
Three Months Ended June 30, 2022:
Balance at March 31, 2022	$(52)	$(8)	$(98)	$(8)	$0	$(9)
(Addition to) release of allowance for credit losses	(1)	0	(16)	0	0	0
Write-offs, net of recoveries	0	0	5	0	0	0
Change in foreign exchange	0	0	0	1	0	1
Balance at June 30, 2022	$(53)	$(8)	$(109)	$(7)	$0	$(8)
Six Months Ended June 30, 2023:
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(7)	$0	$(8)
(Addition to) release of allowance for credit losses	(22)	0	(11)	1	0	(2)
Write-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	1	0	0
Balance at June 30, 2023	$(76)	$(9)	$(140)	$(5)	$0	$(10)
Six Months Ended June 30, 2022:
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(Addition to) release of allowance for credit losses	15	2	(18)	0	0	2
Write-offs, net of recoveries	0	0	5	0	0	0
Change in foreign exchange	0	0	0	1	0	3
Balance at June 30, 2022	$(53)	$(8)	$(109)	$(7)	$0	$(8)

During the first six months of 2023, the Company identified certain TREs collateralized with commercial real estate properties with an amortized cost of $626 million in anticipation of potential foreclosure or deed-in lieu foreclosure transactions. As of June 30, 2023, the Company established a credit allowance of $21 million for those amortized loans of $365 million for which the fair value of the collateral was below the amortized cost of the loans.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of June 30, 2023 was $20 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2023	December 31, 2022
Other investments:
Policy loans	$202	$214
Short-term investments (1)	2,706	1,532
Limited partnerships	2,551	2,290
Other	32	34
Total other investments	$5,491	$4,070
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

As of June 30, 2023, the Company had $2.3 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	June 30, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$2,922	$3,766	$3,223	$3,805
Commercial mortgage and other loans	10,652	10,605	10,832	10,762
Other investments (2)	2,163	2,163	1,909	1,909
Other assets (3)	61	61	62	62
Total assets of consolidated VIEs	$15,798	$16,595	$16,026	$16,538
Liabilities:
Other liabilities (3)	$450	$450	$390	$390
Total liabilities of consolidated VIEs	$450	$450	$390	$390
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
Investments in Variable Interest Entities Not Consolidated

	June 30, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,522	$3,924	$3,998	$4,259
Other investments (1)	388	388	381	381
Total investments in VIEs not consolidated	$3,910	$4,312	$4,379	$4,640
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
	June 30, 2023				December 31, 2022
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$3,784	$566	$4,350	$0	$1,087	$1,087
Public utilities	6	0	0	6	12	0	12
Banks/financial institutions	38	0	0	38	89	0	89
Other corporate	285	0	0	285	621	0	621
Total borrowings	$329	$3,784	$566	$4,679	$722	$1,087	$1,809
Gross amount of recognized liabilities for securities lending transactions				$4,679			$1,809
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $5.0 billion and $6.8 billion at June 30, 2023 and December 31, 2022, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2023, and December 31, 2022, respectively.

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

	June 30, 2023			December 31, 2022
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$3
Total cash flow hedges	18	0	4	18	0	3
Fair value hedges:
Foreign currency options	8,241	0	0	7,940	45	0
Total fair value hedges	8,241	0	0	7,940	45	0
Net investment hedge:
Foreign currency forwards	5,002	552	0	4,982	383	85
Foreign currency options	2,368	0	0	2,630	7	0
Total net investment hedge	7,370	552	0	7,612	390	85
Non-qualifying strategies:
Foreign currency swaps	1,200	46	0	1,900	66	0
Foreign currency swaps - VIE	3,510	61	446	3,420	62	387
Foreign currency forwards	3,701	0	440	5,049	17	640
Foreign currency options	5,221	0	0	5,521	30	0
Interest rate swaps	25,860	9	591	17,730	7	583
Total non-qualifying strategies	39,492	116	1,477	33,620	182	1,610
Total derivatives	$55,121	$668	$1,481	$49,190	$617	$1,698

Cash Flow Hedges

For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. Dollar (USD) variable rate interest and principal payments to fixed rate Japanese Yen (JPY) interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately three years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "Non-qualifying Strategies" section of this note.

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended June 30, 2023:
Foreign currency options	Fixed maturity securities	$(25)	$(25)	$0	$0	$0
Total gains (losses)		$(25)	$(25)	$0	$0	$0
Six Months Ended June 30, 2023:
Foreign currency options	Fixed maturity securities	$(64)	$(64)	$0	$0	$0
Total gains (losses)		$(64)	$(64)	$0	$0	$0
Three Months Ended June 30, 2022:
Foreign currency options	Fixed maturity securities	$(11)	$(11)	$0	$0	$0
Total gains (losses)		$(11)	$(11)	$0	$0	$0
Six Months Ended June 30, 2022:
Foreign currency options	Fixed maturity securities	$(26)	$(26)	$0	$0	$0
Total gains (losses)		$(26)	$(26)	$0	$0	$0
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains (losses) consistent with the impact of the hedged item. For the three- and six-month periods ended June 30, 2023 and 2022, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of June 30, 2023 and December 31, 2022; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Fixed maturity securities	$1,892	$2,360	$182	$189
(1) The balance includes hedging adjustment on discontinued hedging relationships of $182 in 2023 and $189 in 2022.

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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2023 and 2022, respectively.
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

As of June 30, 2023, the Parent Company had $1.2 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,
	2023				2022
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$(1)		$0
Total cash flow hedges	0	(1)	(3)	1	0	(1)	(3)	0
Fair value hedges:
Foreign currency options		(25)				(11)
Total fair value hedges		(25)				(11)
Net investment hedge:
Non-derivative hedging instruments		0		313		0		324
Foreign currency forwards		37		393		(25)		522
Foreign currency options		(5)		0		0		0
Total net investment hedge		32		706		(25)		846
Non-qualifying strategies:
Foreign currency swaps		2				107
Foreign currency swaps - VIE		(63)				(39)
Foreign currency forwards		(331)				(473)
Foreign currency options		(18)				(3)
Interest rate swaps		(189)				(110)
Forward bond purchase commitment - VIE		(1)				(3)
Total non- qualifying strategies		(600)				(521)
Total	$0	$(594)		$707	$0	$(558)		$846
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended June 30, 2023, and $1 of losses during the three-month period ended June 30, 2022.

	Six Months Ended June 30,
	2023				2022
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(2)		$2	$0	$(2)		$1
Total cash flow hedges	0	(2)	(3)	2	0	(2)	(3)	1
Fair value hedges:
Foreign currency options		(64)				(26)
Total fair value hedges		(64)				(26)
Net investment hedge:
Non-derivative hedging instruments		0		338		0		523
Foreign currency forwards		127		422		(101)		823
Foreign currency options		(8)		0		(1)		0
Total net investment hedge		119		760		(102)		1,346
Non-qualifying strategies:
Foreign currency swaps		3				135
Foreign currency swaps - VIE		(90)				(16)
Foreign currency forwards		(382)				(714)
Foreign currency options		(37)				(13)
Interest rate swaps		(120)				(266)
Forward bond purchase commitment - VIE		(4)				(20)
Total non-qualifying strategies		(630)				(894)
Total	$0	$(577)		$762	$0	$(1,024)		$1,347
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the six-month period ended June 30, 2023, and $1 of losses during the six-month period ended June 30, 2022.

As of June 30, 2023, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of June 30, 2023, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.2 billion and $1.3 billion as of June 30, 2023, and December 31, 2022, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2023, the Company estimates that it would be required to post a maximum of $162 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$598	$0	$598	$(1)	$(70)	$(527)	$0
OTC - cleared	9	0	9	(9)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	607	0	607	(10)	(70)	(527)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	61		61				61
Total derivative assets not subject to a master netting agreement or offsetting arrangement	61		61				61
Total derivative assets	668	0	668	(10)	(70)	(527)	61
Securities lending and similar arrangements	4,654	0	4,654	0	0	(4,654)	0
Total	$5,322	$0	$5,322	$(10)	$(70)	$(5,181)	$61

December 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$548	$0	$548	$(167)	$(60)	$(320)	$1
OTC - cleared	7	0	7	(7)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	555	0	555	(174)	(60)	(320)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	62		62				62
Total derivative assets not subject to a master netting agreement or offsetting arrangement	62		62				62
Total derivative assets	617	0	617	(174)	(60)	(320)	63
Securities lending and similar arrangements	1,788	0	1,788	0	0	(1,788)	0
Total	$2,405	$0	$2,405	$(174)	$(60)	$(2,108)	$63

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$440	$0	$440	$(1)	$(395)	$(39)	$5
OTC - cleared	591	0	591	(9)	(25)	(557)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,031	0	1,031	(10)	(420)	(596)	5
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	450		450				450
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	450		450				450
Total derivative liabilities	1,481	0	1,481	(10)	(420)	(596)	455
Securities lending and similar arrangements	4,679	0	4,679	(4,654)	0	0	25
Total	$6,160	$0	$6,160	$(4,664)	$(420)	$(596)	$480

December 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$725	$0	$725	$(167)	$(506)	$(52)	$0
OTC - cleared	583	0	583	(7)	0	(577)	(1)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,308	0	1,308	(174)	(506)	(629)	(1)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	390		390				390
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	390		390				390
Total derivative liabilities	1,698	0	1,698	(174)	(506)	(629)	389
Securities lending and similar arrangements	1,809	0	1,809	(1,788)	0	0	21
Total	$3,507	$0	$3,507	$(1,962)	$(506)	$(629)	$410

For additional information on the Company's financial instruments, see the accompanying Notes 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

	June 30, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$23,022	$931	$0	$23,953
Municipalities	0	2,323	0	2,323
Mortgage- and asset-backed securities	0	2,203	652	2,855
Public utilities	0	7,267	302	7,569
Sovereign and supranational	0	642	32	674
Banks/financial institutions	0	8,780	69	8,849
Other corporate	0	27,710	572	28,282
Total fixed maturity securities	23,022	49,856	1,627	74,505
Equity securities	752	0	213	965
Other investments	2,706	0	0	2,706
Cash and cash equivalents	4,720	0	0	4,720
Other assets:
Foreign currency swaps	0	107	0	107
Foreign currency forwards	0	552	0	552
Foreign currency options	0	0	0	0
Interest rate swaps	0	9	0	9
Total other assets	0	668	0	668
Total assets	$31,200	$50,524	$1,840	$83,564
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$450	$0	$450
Foreign currency forwards	0	440	0	440
Interest rate swaps	0	591	0	591
Total liabilities	$0	$1,481	$0	$1,481

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,158	$956	$0	$25,114
Municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities	0	7,169	497	7,666
Sovereign and supranational	0	797	37	834
Banks/financial institutions	0	9,140	159	9,299
Other corporate	0	27,620	742	28,362
Total fixed maturity securities	24,158	49,805	1,778	75,741
Equity securities	822	60	209	1,091
Other investments	1,532	0	0	1,532
Cash and cash equivalents	3,943	0	0	3,943
Other assets:
Foreign currency swaps	0	128	0	128
Foreign currency forwards	0	400	0	400
Foreign currency options	0	82	0	82
Interest rate swaps	0	7	0	7
Total other assets	0	617	0	617
Total assets	$30,455	$50,482	$1,987	$82,924
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$390	$0	$390
Foreign currency forwards	0	725	0	725
Interest rate swaps	0	583	0	583
Total liabilities	$0	$1,698	$0	$1,698

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,715	$18,932	$170	$0	$19,102
Municipalities	261	0	314	0	314
Public utilities	35	0	39	0	39
Sovereign and supranational	408	0	462	0	462
Other corporate	17	0	21	0	21
Commercial mortgage and other loans	13,346	0	0	13,014	13,014
Other investments (1)	32	0	32	0	32
Total assets	$30,814	$18,932	$1,038	$13,014	$32,984
Liabilities:
Other policyholders’ funds	$6,115	$0	$0	$6,020	$6,020
Notes payable (excluding leases)	6,941	0	5,887	735	6,622
Total liabilities	$13,056	$0	$5,887	$6,755	$12,642
(1) Excludes policy loans of $202 and equity method investments of $2,551, at carrying value

	December 31, 2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$18,267	$20,132	$180	$0	$20,312
Municipalities	287	0	335	0	335
Public utilities	37	0	41	0	41
Sovereign and supranational	446	0	500	0	500
Other corporate	19	0	22	0	22
Commercial mortgage and other loans	13,496	0	0	13,212	13,212
Other investments (1)	34	0	34	0	34
Total assets	$32,586	$20,132	$1,112	$13,212	$34,456
Liabilities:
Other policyholders’ funds	$6,643	$0	$0	$6,543	$6,543
Notes payable (excluding leases)	7,295	0	6,024	802	6,826
Total liabilities	$13,938	$0	$6,024	$7,345	$13,369
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

1)the most appropriate comparable security(ies) of a guarantor and/or parent
2)CDS spreads of a guarantor and/or parent
3)bonds of comparable issuers with similar characteristics such as rating, geography, or sector
4)CDS spreads of an appropriate index or of comparable issuers with similar characteristics such as rating, geography, or sector
5)bond indices that are comparative in rating, industry, maturity, and region.

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$23,022	$572	$0	$23,594
Internal	0	359	0	359
Total government and agencies	23,022	931	0	23,953
Municipalities:
Third party pricing vendor	0	2,030	0	2,030
Internal	0	293	0	293
Total municipalities	0	2,323	0	2,323
Mortgage- and asset-backed securities:
Third party pricing vendor	0	2,193	0	2,193
Internal	0	10	82	92
Broker/other	0	0	570	570
Total mortgage- and asset-backed securities	0	2,203	652	2,855
Public utilities:
Third party pricing vendor	0	3,778	0	3,778
Internal	0	3,460	0	3,460
Broker/other	0	29	302	331
Total public utilities	0	7,267	302	7,569
Sovereign and supranational:
Third party pricing vendor	0	215	0	215
Internal	0	427	0	427
Broker/other	0	0	32	32
Total sovereign and supranational	0	642	32	674
Banks/financial institutions:
Third party pricing vendor	0	4,502	0	4,502
Internal	0	4,278	63	4,341
Broker/other	0	0	6	6
Total banks/financial institutions	0	8,780	69	8,849
Other corporate:
Third party pricing vendor	0	22,151	0	22,151
Internal	0	5,460	204	5,664
Broker/other	0	99	368	467
Total other corporate	0	27,710	572	28,282
Total securities available for sale	$23,022	$49,856	$1,627	$74,505
Equity securities, carried at fair value:
Third party pricing vendor	$752	$0	$0	$752
Broker/other	0	0	213	213
Total equity securities	$752	$0	$213	$965

	June 30, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$18,932	$170	$0	$19,102
Total government and agencies	18,932	170	0	19,102
Municipalities:
Third party pricing vendor	0	314	0	314
Total municipalities	0	314	0	314
Public utilities:
Third party pricing vendor	0	39	0	39
Total public utilities	0	39	0	39
Sovereign and supranational:
Third party pricing vendor	0	229	0	229
Internal	0	233	0	233
Total sovereign and supranational	0	462	0	462
Other corporate:
Third party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held to maturity	$18,932	$1,006	$0	$19,938

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$24,158	$582	$0	$24,740
Internal	0	374	0	374
Total government and agencies	24,158	956	0	25,114
Municipalities:
Third party pricing vendor	0	2,021	0	2,021
Internal	0	299	0	299
Total municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,798	0	1,798
Internal	0	3	0	3
Broker/other	0	2	343	345
Total mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities:
Third party pricing vendor	0	3,786	0	3,786
Internal	0	3,383	0	3,383
Broker/other	0	0	497	497
Total public utilities	0	7,169	497	7,666
Sovereign and supranational:
Third party pricing vendor	0	232	0	232
Internal	0	565	0	565
Broker/other	0	0	37	37
Total sovereign and supranational	0	797	37	834
Banks/financial institutions:
Third party pricing vendor	0	4,622	0	4,622
Internal	0	4,518	105	4,623
Broker/other	0	0	54	54
Total banks/financial institutions	0	9,140	159	9,299
Other corporate:
Third party pricing vendor	0	22,268	0	22,268
Internal	0	5,352	200	5,552
Broker/other	0	0	542	542
Total other corporate	0	27,620	742	28,362
Total securities available for sale	$24,158	$49,805	$1,778	$75,741
Equity securities, carried at fair value:
Third party pricing vendor	$822	$60	$0	$882
Broker/other	0	0	209	209
Total equity securities	$822	$60	$209	$1,091

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$20,132	$180	$0	$20,312
Total government and agencies	20,132	180	0	20,312
Municipalities:
Third party pricing vendor	0	335	0	335
Total municipalities	0	335	0	335
Public utilities:
Third party pricing vendor	0	41	0	41
Total public utilities	0	41	0	41
Sovereign and supranational:
Third party pricing vendor	0	242	0	242
Broker/other	0	258	0	258
Total sovereign and supranational	0	500	0	500
Other corporate:
Third party pricing vendor	0	22	0	22
Total other corporate	0	22	0	22
Total securities held to maturity	$20,132	$1,078	$0	$21,210

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

The Parent Company has cross-currency swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Their fair values are based on observable market inputs, therefore they are classified as Level 2.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended June 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$418	$350	$37	$161	$753	$221	$1,940
Net investment gains (losses) included in earnings	0	0	0	0	0	(8)	(8)
Unrealized gains (losses) included in other comprehensive income (loss)	(13)	(16)	(3)	2	(22)	0	(52)
Purchases, issuances, sales and settlements:
Purchases	136	0	0	0	37	0	173
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(13)	(2)	(2)	(7)	(1)	0	(25)
Transfers into Level 3	124	0	0	0	0	0	124
Transfers out of Level 3	0	(30)	0	(87)	(195)	0	(312)
Balance, end of period	$652	$302	$32	$69	$572	$213	$1,840
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(8)	$(8)

Three Months Ended June 30, 2022
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$318	$585	$41	$60	$290	$166	$1,460
Net investment gains (losses) included in earnings	0	1	0	0	0	(6)	(5)
Unrealized gains (losses) included in other comprehensive income (loss)	(54)	(44)	(5)	(2)	(37)	0	(142)
Purchases, issuances, sales and settlements:
Purchases	90	19	0	33	122	33	297
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(36)	(24)	0	0	(1)	0	(61)
Transfers into Level 3	0	0	0	0	258	0	258
Transfers out of Level 3	(7)	0	0	0	0	(3)	(10)
Balance, end of period	$311	$537	$36	$91	$632	$190	$1,797
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(6)	$(6)

Six Months Ended June 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	(6)	(6)
Unrealized gains (losses) included in other comprehensive income (loss)	(10)	(6)	(3)	4	8	0	(7)
Purchases, issuances, sales and settlements:
Purchases	328	0	0	0	112	10	450
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(133)	(9)	(2)	(7)	(3)	0	(154)
Transfers into Level 3	124	18	0	0	0	0	142
Transfers out of Level 3	0	(198)	0	(87)	(287)	0	(572)
Balance, end of period	$652	$302	$32	$69	$572	$213	$1,840
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(5)	$(5)

Six Months Ended June 30, 2022
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$1,471
Net investment gains (losses) included in earnings	0	1	0	0	0	1	2
Unrealized gains (losses) included in other comprehensive income (loss)	(69)	(81)	(7)	(2)	(55)	0	(214)
Purchases, issuances, sales and settlements:
Purchases	166	28	0	33	122	43	392
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(38)	(32)	0	(3)	(2)	(7)	(82)
Transfers into Level 3	0	128	0	18	282	0	428
Transfers out of Level 3	(39)	0	0	0	(141)	(20)	(200)
Balance, end of period	$311	$537	$36	$91	$632	$190	$1,797
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$1	$0	$0	$0	$(2)	$(1)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2023
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$652	Consensus pricing	Offered quotes	81.82	-	107.45	(a)	98.37
Public utilities	302	Discounted cash flow	Credit spreads	160 bps	-	298 bps	(b)	213 bps
Sovereign and supranational	32	Consensus pricing	Offered quotes	N/A			(c)	N/A
Banks/financial institutions	69	Discounted cash flow	Credit spreads	N/A			(c)	N/A
Other corporate	572	Discounted cash flow	Credit spreads	67 bps	-	294 bps	(b)	196 bps
Equity securities	213	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$1,840
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	June 30, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	153	63	18	5	76	59	80	39	5	27	0	525
Amortization expense	(94)	(54)	(18)	(2)	(69)	(56)	(67)	(32)	(6)	(11)	2	(407)
Foreign currency translation and other	(262)	(185)	(44)	(4)	0	0	0	0	0	0	(2)	(497)
Balance at June 30, 2023	$2,832	$1,985	$481	$54	$911	$616	$1,317	$425	$87	$151	$1	$8,860

	December 31, 2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2021	$3,464	$2,372	$595	$51	$887	$604	$1,270	$399	$90	$115	$1	$9,848
Capitalization	291	161	33	12	147	117	160	80	11	40	0	1,052
Amortization expense	(188)	(112)	(35)	(3)	(130)	(108)	(126)	(61)	(13)	(20)	4	(792)
Foreign currency translation and other	(532)	(260)	(68)	(5)	0	0	0	0	0	0	(4)	(869)
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgements, assumptions and methods used to determine amortization amounts during the six-month periods ended June 30, 2023 and 2022.

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

	June 30, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(198)	(61)	(22)	(5)	(51)	(15)	(139)	(44)	(11)	(9)	0
Adjusted beginning of period balance	18,023	16,134	7,262	1,237	2,709	1,760	4,911	1,321	220	790	118
Issuances	498	204	198	14	185	204	291	153	20	90	55
Interest accrual	218	180	66	11	51	30	94	23	4	14	3
Net premiums earned (1)	(824)	(673)	(549)	(60)	(237)	(193)	(298)	(127)	(20)	(65)	(8)
Foreign currency translation	(1,521)	(1,348)	(597)	(104)	0	0	0	0	0	0	0
Other	0	0	0	0	(3)	(3)	(2)	(1)	2	2	9
Ending balance at original discount rate	16,394	14,497	6,380	1,098	2,705	1,798	4,996	1,369	226	831	177
Effect of changes in discount rate assumptions	1,579	1,135	335	47	(201)	(129)	(497)	(129)	(17)	(68)	(8)
Balance at June 30, 2023	$17,973	$15,632	$6,715	$1,145	$2,504	$1,669	$4,499	$1,240	$209	$763	$169
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(232)	(65)	(26)	(2)	(65)	(23)	(166)	(58)	(14)	(12)	(1)
Adjusted beginning of period balance	47,445	27,501	32,774	5,938	3,326	2,613	12,680	2,242	518	1,766	623
Issuances	509	211	201	17	194	212	302	162	23	94	55
Interest accrual	779	323	329	53	63	48	267	43	10	33	16
Benefit payments	(1,592)	(647)	(808)	(107)	(225)	(233)	(446)	(137)	(30)	(56)	(23)
Foreign currency translation	(4,000)	(2,323)	(2,759)	(500)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	2	4	9
Ending balance at original discount rate	43,141	25,065	29,737	5,401	3,358	2,640	12,803	2,310	523	1,841	680
Effect of changes in discount rate assumptions	8,551	1,462	670	(25)	(264)	(176)	(1,166)	(201)	(39)	(228)	6
Balance at June 30, 2023	51,692	26,527	30,407	5,376	3,094	2,464	11,637	2,109	484	1,613	686
Net liability for future policy benefits	33,719	10,895	23,692	4,231	590	795	7,138	869	275	850	517
Less: reinsurance recoverable	2,130	1,580	0	0	0	0	0	0	0	11	1
Net liability for future policy benefits after reinsurance recoverable	$31,589	$9,315	$23,692	$4,231	$590	$795	$7,138	$869	$275	$839	$516
(1) Net premiums earned represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

	December 31, 2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected premiums:
Balance at December 31, 2021	$25,893	$21,174	$10,847	$1,586	$3,283	$1,862	$6,023	$1,467	$264	$834	$153
Beginning balance at original discount rate	22,470	18,681	10,064	1,461	2,999	1,760	5,391	1,380	241	780	135
Effect of changes in cash flow assumptions	(639)	317	(494)	25	(52)	5	(38)	42	10	(1)	(12)
Effect of actual variances from expected experience	(284)	61	(81)	(10)	(152)	(43)	(421)	(111)	(20)	(16)	6
Adjusted beginning of period balance	21,547	19,059	9,489	1,476	2,795	1,722	4,932	1,311	231	763	129
Issuances	947	639	221	62	355	384	537	273	33	146	0
Interest accrual	459	364	146	22	105	57	193	45	9	27	5
Net premiums earned (1)	(1,734)	(1,376)	(1,229)	(123)	(496)	(382)	(612)	(261)	(42)	(131)	(17)
Foreign currency translation	(2,997)	(2,488)	(1,343)	(195)	0	0	0	0	0	0	0
Other	(1)	(3)	0	0	1	(6)	0	(3)	0	(6)	1
Ending balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in discount rate assumptions	1,077	519	201	14	(226)	(140)	(564)	(145)	(20)	(75)	(8)
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Present value of expected future policy benefits:
Balance at December 31, 2021	$72,747	$36,021	$42,720	$7,322	$3,949	$2,871	$15,388	$2,552	$616	$1,843	$837
Beginning balance at original discount rate	56,807	31,398	39,002	6,787	3,594	2,670	13,079	2,300	549	1,694	645
Effect of changes in cash flow assumptions	(721)	352	(550)	96	(70)	5	(43)	40	13	(1)	(15)
Effect of actual variances from expected experience	(333)	83	(91)	(10)	(177)	(48)	(465)	(130)	(23)	(21)	7
Adjusted beginning of period balance	55,753	31,833	38,361	6,873	3,347	2,627	12,571	2,210	539	1,672	637
Issuances	960	646	222	68	364	397	550	282	34	149	0
Interest accrual	1,599	642	670	106	128	94	539	85	21	62	32
Benefit payments	(3,050)	(1,375)	(1,248)	(202)	(456)	(483)	(823)	(277)	(62)	(103)	(45)
Foreign currency translation	(7,585)	(4,180)	(5,205)	(905)	0	0	0	0	0	0	0
Other	0	0	0	0	8	1	9	0	0	(2)	0
Ending balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in discount rate assumptions	7,089	(147)	(846)	(358)	(293)	(191)	(1,357)	(226)	(44)	(252)	(2)
Balance at December 31, 2022	54,766	27,419	31,954	5,582	3,098	2,445	11,489	2,074	488	1,526	622
Net liability for future policy benefits	35,468	10,705	24,469	4,326	564	810	7,003	854	277	802	512
Less: reinsurance recoverable	0	1,579	0	0	0	0	0	0	0	9	0
Net liability for future policy benefits after reinsurance recoverable	$35,468	$9,126	$24,469	$4,326	$564	$810	$7,003	$854	$277	$793	$512
(1) Net premiums earned represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

June 30, 2023
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	3.9%	4.2%	4.6%	4.4%	4.3%	3.7%	5.4%
Weighted-average interest, current discount rate (1)	1.6%	2.1%	1.6%	1.9%	5.2%	5.3%	5.2%	5.2%	5.2%	5.2%	5.2%
Weighted-average liability duration (years)	13.6	26.4	17.1	17.8	8.4	5.6	11.8	9.5	8.0	12.8	9.4
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

(In millions)	June 30, 2023	December 31, 2022
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$33,719	$35,468
Medical and other health	10,895	10,705
Life insurance	23,692	24,469
Other	4,231	4,326
Aflac U.S.
Accident	590	564
Disability	795	810
Critical care	7,138	7,003
Hospital indemnity	869	854
Dental/vision	275	277
Life insurance	850	802
Other	517	512
Corporate and other	2,696	686
Deferred profit liability - limited-payment contracts	1,697	1,740
Deferred profit liability - reinsurance	620	692
Intercompany eliminations (1)	(2,680)	(667)
Total	$85,904	$88,241
(1) Elimination entry necessary due to the internal reinsurance transaction with Aflac Re and to recapture of a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements.

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

For the three-month periods ended June 30, 2023 and 2022, the Company recognized $(165) million and $5.1 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. For the six-month periods ended June 30, 2023 and 2022, the Company recognized $(3.0) billion and $9.3 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the six-month periods ended June 30, 2023 and 2022.

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

During the three-month periods ended June 30, 2023 and 2022, the Company's adjustment for actual variances from expected experience resulted in reserve remeasurement gains of $54 million and $25 million in the consolidated statement of earnings, respectively. During the six-month periods ended June 30, 2023 and 2022, the Company's adjustment for actual variances from expected experience resulted in reserve remeasurement gains of $107 million and $59 million in the consolidated statement of earnings, respectively. For the three- and six-month periods ended June 30, 2023 and 2022, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments, assumptions and methods used in measuring the liability for future policy benefits during the six-month periods ended June 30, 2023 and 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net earned premiums:
Aflac Japan
Cancer	$1,054	$1,193	$2,149	$2,528
Medical and other health	672	735	1,377	1,563
Life insurance	390	459	812	983
Other	38	42	77	85
Aflac U.S.
Accident	322	329	652	665
Disability	318	295	627	591
Critical care	439	439	882	885
Hospital indemnity	182	183	367	368
Dental/vision	53	50	107	99
Life insurance	115	99	228	197
Other	9	9	19	19
Corporate and other	84	36	175	82
Reinsurance ceded	(103)	(105)	(210)	(221)
Total	$3,573	$3,764	$7,262	$7,844

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the Consolidated Statements of Earnings by reporting segment and disaggregated by product type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest expense:
Aflac Japan
Cancer	$276	$296	$561	$626
Medical and other health	72	73	143	151
Life insurance	130	136	263	285
Other	20	21	42	45
Aflac U.S.
Accident	6	5	12	12
Disability	10	9	18	19
Critical care	86	86	173	172
Hospital indemnity	10	10	20	20
Dental/vision	3	3	6	7
Life insurance	10	8	19	17
Other	6	7	13	13
Total	$629	$654	$1,270	$1,367

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

	June 30, 2023		December 31, 2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future benefits and expenses:
Aflac Japan
Cancer	$74,340	$83,000	$75,529	$84,246
Medical and other health	49,626	50,445	50,720	50,778
Life insurance	16,406	52,836	16,946	53,271
Other	2,279	9,337	2,322	9,433
Aflac U.S.
Accident	9,408	4,602	9,481	4,636
Disability	5,886	3,288	5,858	3,267
Critical care	21,050	22,022	21,069	22,113
Hospital indemnity	5,199	3,359	5,164	3,338
Dental/vision	1,180	749	1,208	759
Life insurance	2,502	2,926	2,375	2,787
Other	429	1,222	333	1,147
Total	$188,305	$233,786	$191,005	$235,775

	June 30, 2023		December 31, 2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future benefits and expenses:
Aflac Japan
Cancer	$49,689	$51,692	$53,278	$54,766
Medical and other health	32,246	26,527	34,693	27,419
Life insurance	11,730	30,407	12,951	31,954
Other	1,570	5,376	1,697	5,582
Aflac U.S.
Accident	6,494	3,094	6,510	3,098
Disability	4,493	2,464	4,468	2,445
Critical care	12,785	11,637	12,659	11,489
Hospital indemnity	3,532	2,109	3,483	2,074
Dental/vision	805	484	821	488
Life insurance	1,757	1,613	1,663	1,526
Other	292	686	228	622
Total	$125,393	$136,089	$132,451	$141,463

Loss expense as a result of net premium ratio capping for the three- and six-month periods ended June 30, 2023 and 2022 was immaterial.

Other Policyholders' Funds

As of June 30, 2023 and December 31, 2022, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	June 30, 2023	December 31, 2022
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$6,423	$7,410
Premiums received	65	150
Transfers from WAYS conversions	107	214
Surrenders and withdrawals	(27)	(52)
Benefit payments	(187)	(367)
Interest credited	26	57
Foreign currency translation and other	(543)	(989)
Fixed annuities account balance, end of period	5,864	6,423
Other deposit type reserves	251	220
Total	$6,115	$6,643
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	June 30, 2023			December 31, 2022
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.3%	$5,864	$5,771	0.5% - 2.3%	$6,423	$6,326
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at June 30, 2023 and December 31, 2022.

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

In January 2023, ALIJ entered into a coinsurance transaction whereby it ceded 28% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. This transaction transferred approximately $2.1 billion of reserves associated with these policies. Approximately $1.9 billion of assets were transferred from ALIJ to Aflac Re as consideration for assuming the reinsurance risk. This internal reinsurance transaction with Aflac Re has no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

In January 2023, ALIJ also entered into an external coinsurance transaction to cede 1.5% of the liabilities associated with the same cancer insurance policies and riders, in connection with which ALIJ transferred cash consideration to the reinsurer.

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $620 million and $692 million as of June 30, 2023 and December 31, 2022, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $998 million and $912 million as of June 30, 2023 and December 31, 2022, respectively.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance and the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Direct earned premiums	$3,623	$3,792	$7,361	$7,907
Ceded to other companies:
Ceded Aflac Japan closed blocks	(80)	(87)	(165)	(185)
Other	(23)	(18)	(45)	(36)
Assumed from other companies:
Retrocession activities	30	36	64	77
Other	23	41	47	81
Net earned premiums	$3,573	$3,764	$7,262	$7,844

Direct benefits and claims, excluding reserve remeasurement	$2,182	$2,317	$4,438	$4,851
Reserve remeasurement (gains) losses	(54)	(25)	(107)	(59)
Total direct benefits and claims	2,128	2,292	4,331	4,792
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(74)	(77)	(151)	(165)
Eliminations	70	4	83	9
Other	(64)	(14)	(104)	(20)
Assumed from other companies:
Retrocession activities	20	39	61	78
Eliminations	(47)	(10)	(76)	(17)
Other	65	40	103	80
Total benefits and claims, net	$2,098	$2,274	$4,247	$4,757
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

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of June 30, 2023. This reinsurance facility agreement was renewed in 2022 and is effective until December 31, 2023. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2023, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2023	December 31, 2022
1.125% senior sustainability notes due March 2026	$398	$397
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	992	992
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	85	93
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	412	450
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	229	250
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	87	95
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	91	99
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	201	220
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	206	225
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	64	70
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	142	155
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	145	158
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	82	90
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	104	114
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	67	73
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	72	79
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	68	75
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	44	49
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	61	66
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	43	47
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	68	75
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	410	448
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	207	226
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	137	149
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	82	90
Yen-denominated loans:
Variable interest rate loan due August 2027 (.35% in 2023 and .33% in 2022, principal amount ¥11.7 billion)	80	88
Variable interest rate loan due August 2029 (.45% in 2023 and .43% in 2022, principal amount ¥25.3 billion)	174	190
Variable interest rate loan due August 2032 (.60% in 2023 and .58% in 2022, principal amount ¥70.0 billion)	481	524
Finance lease obligations payable through 2030	7	8
Operating lease obligations payable through 2049	139	139
Total notes payable and lease obligations	$7,087	$7,442
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of June 30, 2023 follows:

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
Company's option, either (a) a rate
determined by reference to SOFR for
the interest period relevant to such
borrowing or (b) the base rate determined
by reference to the highest of (1) the
lender's USD short-term commercial loan
						rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2023	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 1, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2024	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than April 9, 2024	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2024	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2024	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2024	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac Digital Services Co., Ltd. (formerly known as Hatch Insight K.K.)(1)	uncommitted revolving	364 days	January 3, 2024	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac GI Holdings LLC(1),(2)	uncommitted revolving	364 days	July 17, 2023	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than July 18, 2023	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
Aflac Re Bermuda Ltd.(1)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in July 2023 with an expiration date of July 16, 2024

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2023. No events of default or defaults occurred during the six-month period ended June 30, 2023.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2023	2022
Common stock - issued:
Balance, beginning of period	1,354,079	1,352,739
Exercise of stock options and issuance of restricted shares	1,148	1,132
Balance, end of period	1,355,227	1,353,871
Treasury stock:
Balance, beginning of period	738,823	700,607
Purchases of treasury stock:
Share repurchase program	20,809	19,192
Other	354	351
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(498)	(528)
Exercise of stock options	(52)	(62)
Other	(178)	(215)
Balance, end of period	759,258	719,345
Shares outstanding, end of period	595,969	634,526

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Anti-dilutive share-based awards	39	171	102	210

Share Repurchase Program

During the first six months of 2023, the Company repurchased 20.8 million shares of its common stock for $1.4 billion as part of its share repurchase program. During the first six months of 2022, the Company repurchased 19.2 million shares of its common stock for $1.2 billion as part of its share repurchase program. As of June 30, 2023, a remaining balance of 95.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2023	$(3,618)	$1,289	$(26)	$(4,894)	$(29)	$(7,278)
Other comprehensive income (loss) before reclassification	(631)	710	0	(165)	45	(41)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	1	0	1	(19)
Net current-period other comprehensive income (loss)	(631)	689	1	(165)	46	(60)
Balance at June 30, 2023	$(4,249)	$1,978	$(25)	$(5,059)	$17	$(7,338)
All amounts in the table above are net of tax.

Three Months Ended June 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2022	$(2,438)	$5,787	$(29)	$(11,608)	$(163)	$(8,451)
Other comprehensive income (loss) before reclassification	(780)	(2,767)	(1)	5,105	(1)	1,556
Amounts reclassified from accumulated other comprehensive income (loss)	0	(90)	1	0	4	(85)
Net current-period other comprehensive income (loss)	(780)	(2,857)	0	5,105	3	1,471
Balance at June 30, 2022	$(3,218)	$2,930	$(29)	$(6,503)	$(160)	$(6,980)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Six Months Ended June 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(685)	2,746	1	(2,959)	52	(845)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(66)	1	0	1	(64)
Net current-period other comprehensive income (loss)	(685)	2,680	2	(2,959)	53	(909)
Balance at June 30, 2023	$(4,249)	$1,978	$(25)	$(5,059)	$17	$(7,338)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Six Months Ended June 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(1,985)	$9,602	$(30)	$(15,832)	$(166)	$(8,411)
Other comprehensive income (loss) before reclassification	(1,233)	(6,520)	0	9,329	(3)	1,573
Amounts reclassified from accumulated other comprehensive income (loss)	0	(152)	1	0	9	(142)
Net current-period other comprehensive income (loss)	(1,233)	(6,672)	1	9,329	6	1,431
Balance at June 30, 2022	$(3,218)	$2,930	$(29)	$(6,503)	$(160)	$(6,980)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$27	Net investment gains (losses)
	(6)	Tax (expense) or benefit(1)
	$21	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(1)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$19	Net of tax
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

(In millions)	Six Months Ended June 30, 2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$84	Net investment gains (losses)
	(18)	Tax (expense) or benefit(1)
	$66	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(1)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$64	Net of tax
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

11.    SHARE-BASED COMPENSATION

As of June 30, 2023, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2023, approximately 34.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2023, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2023.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	1,231	2.6	$46	$32.78
Exercisable	1,231	2.6	46	32.78

The Company received cash from the exercise of stock options in the amount of $10 million during the first six months of 2023, compared with $9 million in the first six months of 2022. The tax benefit realized as a result of stock option exercises and restricted stock releases was $19 million in the first six months of 2023, compared with $17 million in the first six months of 2022.

As of June 30, 2023, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $61 million, of which $33 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30, 2023.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2022	2,414	$56.21
Granted in 2023	1,120	70.50
Canceled in 2023	(59)	59.72
Vested in 2023	(1,133)	52.81
Restricted stock at June 30, 2023	2,342	$62.60

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

12.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S., however the U.S. plan was frozen to new participants effective October 1, 2013. On June 9, 2023, the Company amended the U.S. defined benefit plan to freeze future benefits under the plan for all participants effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of $49 million in the second quarter of 2023. U.S. employees who are not participants in the defined benefit plan currently receive a nonelective 401(k) employer contribution. Effective January 1, 2024, the nonelective 401(k) employer contribution will be extended to U.S. employees who are current participants in the defined benefit plan.

The Company also maintains non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees, however the Company's Supplemental Executive Retirement Plan was frozen to new participants effective January 1, 2015. On June 9, 2023, the Company amended the Supplemental Executive Retirement Plan and the Retirement Plan for Senior Officers to freeze future benefits under these plans for all participants effective January 1, 2024.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $(45) million and $2 million for the three-month periods and $(43) million and $6 million for the six-month periods ended June 30, 2023 and 2022, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$3	$5	$3	$7	$0	$0
Interest cost	2	1	10	8	1	0
Expected return on plan assets	(1)	(2)	(9)	(10)	0	0
Amortization of net actuarial loss	0	0	0	5	1	0
Curtailment (gain) loss	0	0	(49)	0	0	0
Net periodic (benefit) cost	$4	$4	$(45)	$10	$2	$0

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$7	$10	$7	$13	$0	$0
Interest cost	4	3	21	17	1	0
Expected return on plan assets	(3)	(4)	(18)	(21)	0	0
Amortization of net actuarial loss	0	0	0	10	1	1
Curtailment (gain) loss	0	0	(49)	0	0	0
Net periodic (benefit) cost	$8	$9	$(39)	$19	$2	$1

During the six months ended June 30, 2023, Aflac Japan contributed approximately $12 million (using the weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2023) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

In February 2023, the Company renewed an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. As of June 30, 2023, the agreement has a remaining term of five years and an aggregate remaining cost of ¥20.1 billion ($138 million using the June 30, 2023 exchange rate).

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

Guaranty fund assessments for the three- and six-month periods ended June 30, 2023 and 2022 were immaterial.

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
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the six-month periods ended June 30, 2023 and 2022, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). In this MD&A, amounts may not foot due to rounding.

This MD&A is divided into the following sections:

EXECUTIVE SUMMARY
Company Overview
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the United States (U.S.). The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the U.S. and Japan. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). The Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.
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
Performance Highlights
Total revenues were $5.2 billion in the second quarter of 2023, compared with $5.3 billion in the second quarter of 2022. Net earnings were $1.6 billion, or $2.71 per diluted share in the second quarter of 2023, compared with $1.4 billion, or $2.17 per diluted share in the second quarter of 2022.
Total revenues were $10.0 billion in the first six months of 2023, compared with $10.5 billion in the first six months of 2022. Net earnings were $2.8 billion, or $4.64 per diluted share in the first six months of 2023, compared with $2.4 billion, or $3.77 per diluted share, in the first six months of 2022.
Results in the second quarter of 2023 included pretax net investment gains of $555 million, compared with pretax net investment gains of $564 million in the second quarter of 2022. Net investment gains in the second quarter of 2023 included an increase in credit loss allowances of $1 million; $541 million of net gains from certain derivative and foreign currency gains or losses; $9 million of net losses on equity securities; and $24 million of net gains from sales and redemptions.
Results in the first six months of 2023 included pretax net investment gains of $678 million, compared with pretax net investment gains of $686 million in the first six months of 2022. Net investment gains in the first six months of 2023 included an increase in credit loss allowances of $31 million; $640 million of net gains from certain derivative and foreign currency gains or losses; $12 million of net losses on equity securities; and $81 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended June 30, 2023 was 137.53, or 5.9% weaker than the average yen/dollar exchange rate(1) of 129.39 for the same period in 2022. The average yen/dollar exchange rate(1) for the six-month period ended June 30, 2023 was 134.97, or 9.0% weaker than the average yen/dollar exchange rate(1) of 122.79 for the same period in 2022.
Adjusted earnings(2) in the second quarter of 2023 were $954 million, or $1.58 per diluted share, compared with $945 million, or $1.47 per diluted share in the second quarter of 2022. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.04. Adjusted earnings(2) in the first six months of 2023 were $1.9 billion, or $3.13 per diluted share, compared with $1.9 billion, or $2.91 per diluted share, in the first six months of 2022. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.11.
Total investments and cash at June 30, 2023 were $116.5 billion, compared with $117.4 billion at December 31, 2022. In the first six months of 2023, Aflac Incorporated repurchased $1.4 billion, or 20.8 million of its common shares. At June 30, 2023, the Company had 95.8 million remaining shares authorized for repurchase.
Shareholders’ equity was $20.4 billion, or $34.30 per share, at June 30, 2023, compared with $20.1 billion, or $32.73 per share, at December 31, 2022. Shareholders’ equity at June 30, 2023 included a cumulative decrease of $5.1 billion from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.1 billion at December 31, 2022, and a net unrealized gain on investment securities and derivatives of $2.0 billion, compared with a net unrealized loss of $729 million at December 31, 2022. Shareholders’ equity at June 30, 2023 also included an unrealized foreign currency translation loss of $4.2 billion, compared with an unrealized foreign currency translation loss of $3.6 billion at December 31, 2022. The annualized return on average shareholders’ equity in the second quarter of 2023 was 32.5%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $27.8 billion, or $46.61 per share at June 30, 2023, compared with $26.6 billion, or $43.18 per share, at December 31, 2022. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the second quarter of 2023 was 14.3%.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net earnings	$1,634	$1,394	$2.71	$2.17	$2,822	$2,441	$4.64	$3.77
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(651)	(567)	(1.08)	(.88)	(859)	(701)	(1.41)	(1.08)
Other and non-recurring (income) loss	(35)	0	(.06)	.00	(35)	0	(.06)	.00
Income tax (benefit) expense on items excluded from adjusted earning	5	119	.01	.19	(21)	147	(.03)	.23
Adjusted earnings	954	945	1.58	1.47	1,907	1,887	3.13	2.91
Current period foreign currency impact (2)	25	N/A	.04	N/A	66	N/A	.11	N/A
Adjusted earnings excluding current period foreign currency impact	$979	$945	$1.62	$1.47	$1,973	$1,887	$3.24	$2.91
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net investment (gains) losses	$(555)	$(564)	$(678)	$(686)
Items impacting net investment (gains) losses:
Amortized hedge costs	(63)	(30)	(122)	(55)
Amortized hedge income	38	14	67	25
Net interest cash flows from derivatives associated with certain investment strategies	(82)	(1)	(151)	(10)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	12	12	24	25
Adjusted net investment (gains) losses	$(651)	$(567)	$(859)	$(701)

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

On June 9, 2023, the Company amended the U.S. defined benefit plan to freeze future benefits under the plan for all participants effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of approximately $49 million in the second quarter of 2023. The curtailment gain is both unusual and non-recurring and is unrelated to other recurring benefit costs associated with the plan; therefore, the Company has excluded the curtailment gain from adjusted earnings.

Other items excluded from adjusted earnings also included an impairment for certain finite-lived intangible assets of approximately $11 million in the second quarter of 2023 as a result of the Company exiting the third-party administration business acquired in connection with the purchase of Aflac Benefit Solutions, Inc. (formerly known as Argus Dental & Vision, Inc.) in 2019. The impairment of these intangible assets are not related to the ongoing operations of the business and occur infrequently; therefore, the Company has excluded the impairment from adjusted earnings.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 10.4% for the three-month period ended June 30, 2023, compared with 18.4% for the same period in 2022. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 10.9% for the six-month period ended June 30, 2023, compared with 18.7% for the same period in 2022. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2022 Annual Report.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net earned premiums	$2,064	$2,334	$4,234	$4,959
Net investment income: (1)
Yen-denominated investment income	249	264	512	563
U.S. dollar-denominated investment income	451	489	858	895
Net investment income	700	752	1,370	1,458
Amortized hedge costs related to certain foreign currency exposure management strategies	63	30	122	55
Adjusted net investment income	637	723	1,248	1,402
Other income (loss)	9	9	18	18
Total adjusted revenues	2,710	3,066	5,500	6,379
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,379	1,592	2,845	3,386
Reserve remeasurement (gains) losses	(22)	(9)	(34)	(23)
Total benefits and claims, net	1,358	1,583	2,811	3,362
Adjusted expenses:
Amortization of deferred policy acquisition costs	83	85	168	178
Insurance commissions	128	142	266	302
Insurance and other expenses	319	383	645	793
Total adjusted expenses	530	610	1,079	1,273
Total benefits and adjusted expenses	1,888	2,193	3,890	4,636
Pretax adjusted earnings	$822	$873	$1,610	$1,743
Weighted-average yen/dollar exchange rate	137.53	129.39	134.97	122.79

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net earned premiums	(11.6)%	(18.0)%	(14.6)%	(14.7)%	(6.2)%	(3.1)%	(6.0)%	(2.9)%
Adjusted net investment income	(11.9)	(8.7)	(11.0)	(6.3)	(6.4)	8.4	(2.4)	7.3
Total adjusted revenues	(11.6)	(16.0)	(13.8)	(13.0)	(6.2)	(.5)	(5.2)	(.9)
Pretax adjusted earnings	(5.8)	(11.3)	(7.6)	(8.2)	(.1)	5.5	1.5	5.1
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(73) and $(2) for the three-month periods and $(135) and $(12) for the six-month periods ended June 30, 2023 and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and six-month periods ended June 30, 2023, net earned premiums in yen terms decreased, as compared with the same periods in 2022, primarily due to limited-pay products reaching premium paid-up status and the internal reinsurance transaction with Aflac Re. Adjusted net investment income in yen terms decreased in the three- and six-month periods ended June 30, 2023, as compared with the same periods in 2022, primarily due to lower variable net investment income, higher hedge costs, and the impact of the transfer of assets to support the internal reinsurance transaction with Aflac Re. For the three- and six-month periods ended June 30, 2023, total benefits and claims in yen terms decreased, as compared with the same periods in 2022, primarily due to assumption updates in the third quarter of 2022. For the three-

month period ended June 30, 2023, pretax adjusted earnings in yen terms decreased slightly, as compared with the same period in 2022, primarily due to the decrease in total revenues offset by lower benefits and claims as well as lower adjusted expenses related to expense control efforts and the internal reinsurance transaction with Aflac Re. For the six-month period ended June 30, 2023, pretax adjusted earnings in yen terms increased, as compared with the same period in 2022, primarily due to the decrease in total benefits and adjusted expenses offset by lower revenues.

Annualized premiums in force decreased 4.8% to ¥1.27 trillion as of June 30, 2023, compared with ¥1.33 trillion as of June 30, 2022. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status and lower sales. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.7 billion at June 30, 2023, compared with $9.7 billion at June 30, 2022. As of June 30, 2023, Aflac Japan exceeded 23 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2023	2022	2023	2022	2023	2022	2023	2022
Adjusted net investment income	(6.4)%	8.4%	(2.4)%	7.3%	(10.7)%	(2.9)%	(8.5)%	(1.4)%
Total adjusted revenues	(6.2)	(.5)	(5.2)	(.9)	(7.3)	(3.0)	(6.6)	(2.6)
Pretax adjusted earnings	(.1)	5.5	1.5	5.1	(3.5)	(3.4)	(3.3)	(1.5)
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2023	2022	2023	2022
Total benefits and claims, net	50.0%	51.5%	51.0%	52.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.0	2.8	3.1	2.8
Insurance commissions	4.7	4.6	4.8	4.7
Insurance and other expenses	11.8	12.5	11.7	12.4
Total adjusted expenses	19.5	19.9	19.6	20.0
Pretax adjusted earnings	30.4	28.6	29.3	27.4
Ratios to total premiums:
Total benefits and claims, net	65.7%	67.8%	66.4%	67.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.0	3.6	4.0	3.6
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and six-month periods ended June 30, 2023, the total benefits and claims ratio to total premiums decreased, as compared with the same periods in 2022, primarily due to a decrease in the third sector benefit ratio due to favorable experience and an associated update to reserve assumptions in the third quarter of 2022, as well as the continued change in the mix of first and third sector business. The total adjusted expense ratio decreased, as compared with the same periods in 2022, primarily due to the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses due to expense control efforts and the internal reinsurance transaction with Aflac Re. In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2023, as compared with the same periods in 2022, primarily due to the lower benefit ratio, the lower expense ratio and an offsetting decrease in total adjusted revenues.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of June 30.

	2023	2022
Premium persistency	93.8%	94.3%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2023	2022	2023	2022	2023	2022	2023	2022
New annualized premium sales	$117	$98	$217	$201	¥16.1	¥12.7	¥29.3	¥24.7
Increase (decrease) over prior period	19.7%	(20.9)%	8.0%	(21.6)%	26.6%	(6.4)%	18.9%	(10.7)%

The increase in new annualized premium sales on a yen basis in the second quarter and the first six months of 2023 was primarily driven by sales of Aflac Japan's new cancer insurance product and updated first sector products, all of which were launched in the second half of 2022. Further, these products were launched at Dai-ichi Life and other financial institutions in January 2023 and at Japan Post Group in April 2023.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2023	2022	2023	2022
Cancer	67.7%	53.4%	64.2%	53.2%
Medical and other health:
Medical	17.5	29.9	19.0	30.6
Income support	.4	2.2	.5	1.6
Life insurance:
Traditional life (1)	6.1	9.2	6.6	9.1
WAYS	6.6	.8	7.6	.8
Child endowment	.4	.2	.5	.3
Other	1.3	4.3	1.6	4.4
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes term and whole life

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical, income support, and other products such as nursing care and work leave insurance. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Moreover, in November 2022, Aflac Japan refreshed its first sector savings-type products WAYS and Child Endowment and began to actively promote sales of these products after having curtailed sales of both products beginning in 2013. The refreshment of these first sector products position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

Sales of Aflac Japan cancer insurance products in the Japan Post Group channel experienced a material decline beginning in August 2019. Japan Post Group resumed proactive sales of cancer insurance policies in April 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2023, Japan Post Group began selling Aflac Japan's new cancer insurance product that was first launched in other channels in August 2022. For additional information, see the risk factor entitled "Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Item 1A. Risk Factors in the 2022 Annual Report.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended June 30.

	2023	2022
Independent corporate and individual	44.8%	48.4%
Affiliated corporate (1)	52.5	48.1
Bank	2.7	3.5
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended June 30, 2023, Aflac Japan recruited 5 new sales agencies. At June 30, 2023, Aflac Japan was represented by approximately 7,200 sales agencies, with approximately 113,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At June 30, 2023, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$116	$0	$267	$0
Private placements	166	465	439	772
Other fixed maturity securities	0	20	77	37
Equity securities	58	185	179	276
Other investments	2	1	9	4
Total yen-denominated	$342	$671	$971	$1,089

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$101	$249	$477	$334
Infrastructure debt	4	114	4	114
Collateralized loan obligations	0	431	0	498
Equity securities	0	22	0	22
Commercial mortgage and other loans:
Transitional real estate loans	61	778	115	1,285
Middle market loans	127	363	277	674
Other investments	75	135	212	183
Total U.S. dollar-denominated	$368	$2,092	$1,085	$3,110
Total Aflac Japan purchases	$710	$2,763	$2,056	$4,199

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2023	2022	2023	2022
Total purchases for the period (in millions) (1)	$633	$2,627	$1,835	$4,012
New money yield (1),(2)	4.75%	3.59%	5.03%	3.69%
Return on average invested assets (3)	2.77	2.97	2.67	2.75
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.19%	2.74%	3.19%	2.74%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and six-month periods ended June 30, 2023 was primarily due to increases in U.S. interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net earned premiums	$1,425	$1,394	$2,853	$2,807
Adjusted net investment income (1)	203	193	400	377
Other income	35	41	70	83
Total adjusted revenues	1,663	1,628	3,323	3,267
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	675	675	1,366	1,360
Reserve remeasurement (gains) losses	(30)	(16)	(70)	(36)
Total benefits and claims	645	658	1,296	1,324
Adjusted expenses:
Amortization of deferred policy acquisition costs	120	113	239	226
Insurance commissions	140	137	282	277
Insurance and other expenses	389	377	785	764
Total adjusted expenses	648	627	1,305	1,267
Total benefits and adjusted expenses	1,294	1,285	2,601	2,591
Pretax adjusted earnings	$369	$343	$721	$675
Percentage change over previous period:
Net earned premiums	2.2%	(1.0)%	1.6%	(.8)%
Adjusted net investment income	5.2	2.1	6.1	3.0
Total adjusted revenues	2.1	.1	1.7	.4
Pretax adjusted earnings	7.6	1.5	6.8	.9
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(8) and $1 for the three-month periods and $(15) and $2 for the six-month periods ended June 30, 2023 and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and six-month periods ended June 30, 2023, net earned premiums increased, as compared with the same periods in 2022, primarily due to continued investments in growth initiatives, including group life and disability, network dental and vision, and consumer markets businesses. Adjusted net investment income increased in the three- and six-month periods ended June 30, 2023, as compared with the same periods in 2022, primarily due to higher floating rate income due to higher volumes and rates, partially offset by lower variable net investment income. Pretax adjusted earnings increased in the three- and six-month periods ended June 30, 2023, as compared with the same periods in 2022, primarily due to higher adjusted revenues and lower benefits, partially offset by higher adjusted expenses. Higher expenses were driven mainly by higher planned spending reflecting ongoing investments in the U.S. platform.

Annualized premiums in force increased 2.3% to $6.1 billion at June 30, 2023, compared with $5.9 billion at June 30, 2022.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2023	2022	2023	2022
Total benefits and claims	38.8%	40.4%	39.0%	40.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.2	6.9	7.2	6.9
Insurance commissions	8.4	8.4	8.5	8.5
Insurance and other expenses	23.4	23.2	23.6	23.4
Total adjusted expenses	39.0	38.5	39.3	38.8
Pretax adjusted earnings	22.2	21.1	21.7	20.7
Ratios to total premiums:
Total benefits and claims	45.3%	47.2%	45.4%	47.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.4	8.1	8.4	8.1
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and six-month periods ended June 30, 2023, the total benefits and claims ratio to total premiums decreased, as compared with the same periods in 2022, primarily due to assumption updates in the third quarter of 2022, reserve remeasurement gains related to experience, and continued lower claims utilization. The total adjusted expense ratio increased in the three- and six-month periods ended June 30, 2023, as compared with the same periods in 2022, primarily due to higher planned spending reflecting ongoing investments in the U.S. platform, which the Company expects will decrease over time as its group life and disability, network dental and vision and consumer markets businesses grow to scale and improve their profitability. Additionally, the Company believes that the expense ratio continues to be elevated in light of relatively high lapses, but in future periods the Company expects the expense ratio to decrease from the level experienced in the second quarter of 2023. In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2023, as compared with the same periods in 2022, primarily due to the lower benefit ratio. For the full year of 2023, the Company expects the benefit ratio to be slightly below the outlook range of 47% to 50% and the expense ratio to be slightly above the outlook range of 37% to 40%.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of June 30.

	2023	2022
Premium persistency	78.2%	78.1%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2023	2022	2023	2022
New annualized premium sales	$324	$305	$639	$604
Increase (decrease) over prior period	6.4%	15.6%	5.8%	17.2%

New annualized premium sales for accident insurance decreased 3.2%; disability sales increased 4.6%; critical care insurance sales (including cancer insurance) increased 5.6%; hospital indemnity insurance sales increased 2.1%; dental/vision sales increased 23.6%; and life sales increased 36.2% in the second quarter of 2023, compared with the second quarter of 2022. The increase in new annualized premium sales for Aflac U.S. in the second quarter of 2023 reflects continued improvement from investment in growth initiatives as well as productivity gains.
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2023	2022	2023	2022
Accident	22.4%	24.6%	23.0%	24.9%
Disability	24.8	25.2	24.9	24.2
Critical care(1)	20.4	20.6	20.5	20.9
Hospital indemnity	14.3	14.9	15.1	15.8
Dental/vision	7.4	6.4	7.0	6.0
Life	10.7	8.3	9.5	8.2
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the second quarter of 2023, the Aflac U.S. sales force included an average of approximately 6,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Fixed maturity securities:
Other fixed maturity securities	$218	$107	$427	$339
Infrastructure debt	0	10	0	19
Collateralized loan obligations	0	199	0	199
Equity securities	0	11	0	19
Commercial mortgage and other loans:
Transitional real estate loans	40	78	54	185
Middle market loans	30	61	48	227
Other investments	8	16	24	21
Total Aflac U.S. Purchases	$296	$482	$553	$1,009

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2023	2022	2023	2022
Total purchases for period (in millions) (1)	$288	$466	$529	$988
New money yield (1),(2)	7.75%	4.10%	7.41%	4.37%
Return on average invested assets (3)	4.91	4.79	4.77	4.79
Portfolio book yield, end of period (1),(2)	5.49%	5.01%	5.49%	5.01%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in the three- and six-month periods ended June 30, 2023 was primarily due to increases in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of results for Corporate and other.

Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net earned premiums	$84	$36	$175	$77
Net investment income (loss) (1)	14	(9)	21	(5)
Amortized hedge income related to certain foreign currency management strategies	38	14	67	25
Adjusted net investment income	52	5	88	20
Other income	3	0	5	18
Total adjusted revenues	140	42	268	116
Total benefits and claims, net	95	33	141	70
Adjusted expenses:
Interest expense	37	40	70	80
Other adjusted expenses	60	44	117	84
Total adjusted expenses	97	85	187	164
Total benefits and adjusted expenses	192	117	328	234
Pretax adjusted earnings	$(52)	$(75)	$(58)	$(117)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $53 and $31 for the three-month periods and $105 and $42 for the six-month periods ended June 30, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $56 and $28 for the three-month periods and $108 and $44 for the six-month periods ended June 30, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and six-month periods ended June 30, 2023, total adjusted revenues increased, as compared with the same periods in 2022, primarily due to higher total premiums associated with the internal reinsurance transaction with Aflac Re and an increase in adjusted net investment income, which was partially offset by the impact of historic and solar tax credits. Total benefits and adjusted expenses increased, as compared with the same periods in 2022, primarily due to higher benefits and claims and expenses associated with the internal reinsurance transaction with Aflac Re. These results also reflect the impact of foreign currency on total net earned premiums and the corresponding benefits. Pretax adjusted earnings increased in the three- and six-month periods ended June 30, 2023, compared with the same periods in 2022, primarily due to the increase in total adjusted revenue, which was partially offset by higher benefits and claims associated with the internal reinsurance transaction with Aflac Re and the increase in total adjusted expenses.

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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2023
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$58,232	$12,566	$3,707	$74,505
Held to maturity, fixed maturity securities, at amortized cost (1)	17,436	0	0	17,436
Equity securities	672	2	291	965
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,284	1,211	204	6,699
Commercial mortgage loans (1)	1,126	621	0	1,747
Middle market loans (1)	4,435	465	0	4,900
Other investments:
Policy loans	176	26	0	202
Short-term investments (2)	1,710	96	900	2,706
Limited partnerships	2,144	235	172	2,551
Other	0	32	0	32
Investment in affiliate (3)	0	12	(12)	0
Total investments	91,215	15,266	5,262	111,743
Cash and cash equivalents	1,814	553	2,353	4,720
Total investments and cash	$93,029	$15,819	$7,615	$116,463
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
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

In recent quarters, the Company has noted a trend indicating a gradual strain in the valuations of the commercial real estate market in the United States, with specific concerns regarding office space.

Within the commercial mortgage and other loans category, the Company has invested in a variety of loans including transitional real estate loans (TREs) and commercial mortgage loans (CMLs) that are collateralized by commercial real estate, including some that are designed as office space. These investments are well diversified by geography and among property types. Further, the portfolio is well positioned with exposures concentrated in high quality underlying properties with institutional investors who are positioned to manage their assets during periods of market volatility.

The Company has not recognized any significant impacts in its financial statements as a result of declines in the values of its specific investments due to the lower loan-to-value (LTV) ratios associated with those investments; however, the Company has experienced a limited number of properties that are currently in default of interest or maturity payments. The Company continues to work with its counterparties to resolve these specific situations through loan continuance with potential modifications, or through the process of foreclosure or deed-in-lieu. Further, the Company is continuing to monitor this trend and its impact on the valuations of the Company’s bespoke loans and related underlying commercial properties.

The Company utilizes external third-party asset managers to source, underwrite and manage each loan. The Company remains in close contact with and monitors the activities of these managers closely. In the event that a loan workout is necessary, the Company believes these external managers have the experience and resources to manage the process to maximize recovery.

The Company also monitors its commercial mortgage and other loan investments internally on an ongoing basis, including a review of loans by credit quality indicator and loans that are current, past due, restructured or under foreclosure. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning credit quality indicators and information on loans that are on nonaccrual status. See also Item 1A. Risk Factors of the 2022 Annual Report for a discussion of risk factors associated with the Company's investments.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.7%	1.7%	1.6%	1.5%
AA	5.5	5.7	5.2	5.3
A	68.2	67.8	68.0	68.1
BBB	22.7	22.7	23.0	22.9
BB or lower	1.9	2.1	2.2	2.2
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2023, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2023.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
GLP Pte Ltd.	BBB	$103	$58	$(45)
KLM Royal Dutch Airlines	B	128	99	(29)
Autostrade Per Litalia Spa	BBB	136	108	(28)
Prologis LP	A	158	131	(27)
JP Morgan Chase and Co.	A	189	169	(20)
Credit Suisse Group AG	A	69	51	(18)
Vasakronan AB	A	117	100	(17)
Alphabet Inc.	AA	85	68	(17)
Salesforce Inc	A	100	84	(16)
Grand City Properties SA	BBB	51	36	(15)

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

Below-Investment-Grade Investments

	June 30, 2023
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$271	$271	$262	$(9)
Pemex Project Funding Master Trust	207	207	209	2
Commerzbank	172	135	197	62
Telecom Italia SpA	138	138	170	32
KLM Royal Dutch Airlines	138	128	99	(29)
Howmet Aerospace Inc.	100	64	102	38
IKB Deutsche Industriebank AG	90	44	72	28
Generalitat de Catalunya	55	23	57	34
National Gas Co. Trinidad & Tobago	52	50	48	(2)
Commonwealth of the Bahamas	43	42	33	(9)
Other Issuers	20	22	21	(1)
Subtotal (2)	1,286	1,124	1,270	146
High yield corporate bonds	723	572	651	79
Middle market loans	4,589	4,411	4,407	(4)
Grand Total	$6,598	$6,107	$6,328	$221
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

	June 30, 2023
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$40,215	$3,822	$(982)	$43,055	45.6%
Municipalities	2,458	265	(86)	2,637	2.8
Mortgage- and asset-backed securities	2,734	197	(76)	2,855	3.1
Public utilities	7,084	718	(194)	7,608	8.0
Electric	5,749	595	(142)	6,203	6.5
Natural Gas	791	79	(29)	840	.9
Other	544	44	(23)	565	.6
Sovereign and supranational	1,028	122	(14)	1,136	1.2
Banks/financial institutions	8,533	695	(379)	8,849	9.6
Banking	5,128	489	(217)	5,399	5.8
Insurance	1,685	138	(55)	1,767	1.9
Other	1,720	68	(107)	1,683	1.9
Other corporate	26,233	3,145	(1,075)	28,303	29.7
Basic Industry	2,310	344	(83)	2,572	2.6
Capital Goods	3,186	314	(143)	3,357	3.6
Communications	2,780	437	(53)	3,164	3.1
Consumer Cyclical	2,030	243	(45)	2,228	2.3
Consumer Non-Cyclical	5,881	659	(247)	6,294	6.7
Energy	2,409	397	(56)	2,751	2.7
Other	1,242	101	(120)	1,221	1.4
Technology	3,518	262	(165)	3,614	4.0
Transportation	2,877	388	(163)	3,102	3.3
Total fixed maturity securities	$88,285	$8,964	$(2,806)	$94,443	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$72,018	$76,972	$77,176	$79,090
Equity securities	752	752	882	882
Total publicly issued	72,770	77,724	78,058	79,972
Privately issued securities: (2)
Fixed maturity securities (3)	16,267	17,471	17,349	17,861
Equity securities	213	213	209	209
Total privately issued	16,480	17,684	17,558	18,070
Total investment securities	$89,250	$95,408	$95,616	$98,042
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2023	December 31, 2022
Privately issued reverse-dual currency securities	$3,713	$4,049
Publicly issued collateral structured as reverse-dual currency securities	1,265	1,383
Total reverse-dual currency securities	$4,978	$5,432
Reverse-dual currency securities as a percentage of total investment securities	5.6%	5.7%
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

	Three Months		Six Months
	2023	2022	2023	2022
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$3.7	$4.5	$3.7	$4.5
Weighted average remaining tenor (in months) (2)	6.7	6.8	6.7	6.8
Amortized hedge income (cost) for period (in millions)	$(45)	$(13)	$(85)	$(26)
FX Options
FX option notional at the end of period (in billions) (1)	$13.5	$13.5	$13.5	$13.5
Weighted average remaining tenor (in months) (2)	4.7	4.9	4.7	4.9
Amortized hedge income (cost) for period (in millions)	$(18)	$(17)	$(37)	$(29)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$5.0	$5.0	$5.0	$5.0
Weighted average remaining tenor (in months) (2)	11.1	13.0	11.1	13.0
Amortized hedge income (cost) for period (in millions)	$39	$15	$70	$27
FX Options
FX option notional at the end of period (in billions) (1)	$2.4	$2.0	$2.4	$2.0
Weighted average remaining tenor (in months) (2)	7.7	7.9	7.7	7.9
Amortized hedge income (cost) for period (in millions)	$(1)	$(1)	$(3)	$(2)
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

	June 30, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$11,816	$13,940	$14,321	$15,191
Equity securities	22	22	33	33
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	5,284	5,188	5,133	5,088
Commercial mortgage and other loans	1,126	993	1,269	1,129
Middle market loans (floating rate)	4,435	4,424	4,557	4,545
Other investments	2,144	2,144	1,899	1,899
Total U.S. Dollar Program	24,827	26,711	27,212	27,885
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,098	2,914	2,209	2,795
Total U.S. dollar-denominated investments in Aflac Japan	$26,925	$29,625	$29,421	$30,680
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of June 30, 2023, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of June 30, 2023, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $9.5 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net cash inflows (outflows)	$(1)	$(23)	$(580)	$(642)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $11.0 billion as of June 30, 2023, with hedging instruments comprised of $3.6 billion of yen-denominated debt and $7.4 billion of foreign currency forwards and options, compared with $11.6 billion as of December 31, 2022, with hedging instruments comprised of $4.0 billion of yen-denominated debt and $7.6 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2023 and 2022, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	June 30, 2023	December 31, 2022	% Change
Aflac Japan	$5,352	$5,776	(7.3)%	(1)
Aflac U.S.	3,508	3,463	1.3
Total	$8,860	$9,239	(4.1)%
(1) Aflac Japan’s deferred policy acquisition costs increased 1.2% in yen during the six months ended June 30, 2023.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	June 30, 2023	December 31, 2022	% Change
Aflac Japan	$82,882	$86,088	(3.7)%	(1)
Aflac U.S.	11,445	11,187	2.3
Corporate and other	2,201	302	100.0
Intercompany eliminations(2)	(2,721)	(667)	100.0
Total	$93,807	$96,910	(3.2)%
(1) Aflac Japan’s policy liabilities increased 5.2% in yen during the six months ended June 30, 2023.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the six-month period ended June 30, 2023. Aflac Japan recognized an expense for LIPPC assessments of ¥.9 billion for the six-month period ended June 30, 2022.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and six-month periods ended June 30, 2023 and 2022 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At June 30, 2023, the Company held $4.7 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2023	2022
Management fees paid by subsidiaries	$75	$67
Dividends declared or paid by subsidiaries	1,971	1,653

The following table details Aflac Japan remittances, which are included in the totals above, for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2023	2022
Aflac Japan management fees paid to Parent Company	$33	$32
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,496	1,353
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥208.8	¥178.4

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of June 30, 2023, the Parent Company and Aflac had four lines of credit with third parties and eleven intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2023. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the newly-created intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of June 30, 2023, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2022 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2023	2022
Operating activities	$1,087	$1,770
Investing activities	1,733	83
Financing activities	(1,944)	(1,644)
Exchange effect on cash and cash equivalents	(99)	(87)
Net change in cash and cash equivalents	$777	$122

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2023, Aflac U.S. borrowed and repaid $72 million under this program. As of June 30, 2023, Aflac U.S. had outstanding borrowings of $556 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $1.9 billion during the six-month period ended June 30, 2023, compared with $1.6 billion during the six-month period ended June 30, 2022.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2023	2022
Treasury stock purchases	$1,400	$1,150
Number of shares purchased:
Share repurchase program	20,809	19,192
Other	354	351
Total shares purchased	21,163	19,543

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2023	2022
Stock issued from treasury:
Cash financing	$5	$10
Noncash financing	33	33
Total stock issued from treasury	$38	$43
Number of shares issued	728	805

As of June 30, 2023, a remaining balance of 95.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.42 per share in the second quarter of 2023, compared with $.40 per share in the second quarter of 2022. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2023	2022
Dividends paid in cash	$491	$498
Dividends through issuance of treasury shares	19	19
Total dividends to shareholders	$510	$517

In July 2023, the board of directors declared the third quarter cash dividend of $.42 per share, an increase of 5.0% compared with the same period in 2022. The dividend is payable on September 1, 2023 to shareholders of record at the close of business on August 23, 2023.

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

As of June 30, 2023, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

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

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2023, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In 2024, the Nebraska Department of Insurance and the New York State Department of Financial Services will commence full-scope, risk-focused financial examinations on their respective state domiciled insurance entities. The examinations will cover the reporting period January 1, 2020 – December 31, 2023.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 78% of its liabilities are reported as of June 30, 2023, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

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

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statement of earnings. Discount rates used to measure the carrying value of liability for future policy benefits in the consolidated balance sheet are updated each reporting period, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates are recognized in accumulated other comprehensive income (loss) (AOCI). The discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

Upon adoption, if interest rates decreased by 100 basis points the Company's FPB balance as of December 31, 2022 would increase by $13.3 billion, and if interest rates increased by 100 basis points the Company's FPB balance as of December 31, 2022 would decrease by $10.4 billion.

See Note 7 of the Notes to the Consolidated Financial Statements for details of future policy benefits activity.

There have been no other changes in the items the Company has identified as critical accounting estimates during the six-month period ended June 30, 2023. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2022 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Extensive regulation and changes in legislation can impact profitability and growth.

The Company’s insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities that exercise a degree of interpretive latitude, including the FSA and Ministry of Finance (MOF) in Japan, state insurance regulators, the BMA in Bermuda, the SEC, the NAIC, the Federal Insurance Office (FIO), the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the Internal Revenue Service (IRS), in the U.S. The Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may result in non-compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. Further, regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company's financial condition and results of operations.

In July 2023, new regulations were proposed by the Departments of Labor, Treasury and Health and Human Services related to (i) short-term, limited-duration insurance, (ii) fixed indemnity and hospital indemnity excepted benefits, (iii) specified disease or illness excepted benefits, and (iv) tax treatments of fixed amounts received through employment-based accident or health insurance. The timing and substance of the final regulations, if any, is not known, but if passed in the proposed form these regulations could materially affect sales of Aflac U.S.

Additionally, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause the Company to change its views regarding the actions it needs to take from a legal or regulatory risk management perspective. This may necessitate changes to the Company's practices that may, in some cases, limit its ability to grow or otherwise negatively impact the profitability of the Company's business. If the Company's subsidiaries fail to meet the minimum capital or operational requirements established by its respective regulators, they could be subject to examination or corrective action, or the Company's financial strength ratings could be downgraded, or both. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase the Company's direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on the Company's financial condition and results of operations. See the “Government Regulation” subsections of Item 1. Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for more information.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2023, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,440,300		$72.15	2,440,300	114,201,523
February 1 - February 28	3,542,907		69.48	3,200,100	111,001,423
March 1 - March 31	4,711,768		64.20	4,707,900	106,293,523
April 1 - April 30	2,608,037		66.00	2,607,869	103,685,654
May 1 - May 31	4,322,919		66.50	4,321,165	99,364,489
June 1 - June 30	3,537,309		68.15	3,531,796	95,832,693
Total	21,163,240	(1)	$67.35	20,809,130	95,832,693	(2)
(1) During the first six months of 2023, 354,110 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at June 30, 2023, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	10.1*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.1.
	10.2*	-	Fourth Amendment to the American Family Corporation Retirement Plan for Senior Officers – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.2.
	31.1	-	Certification of CEO dated August 2, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated August 2, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated August 2, 2023, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

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

Aflac Incorporated

August 2, 2023	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

August 2, 2023	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer