Form 10-Q
period 2023-09-30
AFLAC INC
filed 2023-11-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 584,379,889 shares of the issuer's common stock were outstanding as of October 26, 2023.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2023 and 2022 Nine Months Ended September 30, 2023 and 2022	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2023 and 2022 Nine Months Ended September 30, 2023 and 2022	2

		Consolidated Balance Sheets September 30, 2023, and December 31, 2022	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2023 and 2022 Three Months Ended June 30, 2023 and 2022 Three Months Ended September 30, 2023 and 2022	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2023 and 2022	8

		Notes to the Consolidated Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	83

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	119

	Item 4.	Controls and Procedures	119

PART II.		OTHER INFORMATION:

	Item 1A.	Risk Factors	120

	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	120

	Item 6.	Exhibits	121

Glossary of Selected Terms			122
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2023	2022	2023	2022
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,476	$3,535	$10,737	$11,379
Net investment income	1,004	920	2,946	2,760
Net investment gains (losses)	423	199	1,101	885
Other income (loss)	47	50	139	168
Total revenues	4,950	4,704	14,923	15,192
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,065	2,169	6,420	6,985
Reserve remeasurement (gains) losses	(205)	(93)	(312)	(152)
Total benefits and claims, net	1,860	2,076	6,108	6,833
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	201	194	608	598
Insurance commissions	250	267	797	846
Insurance and other expenses	785	779	2,290	2,413
Interest expense	49	59	148	171
Total acquisition and operating expenses	1,285	1,299	3,843	4,028
Total benefits and expenses	3,145	3,375	9,951	10,861
Earnings before income taxes	1,805	1,329	4,972	4,331
Income taxes	236	(452)	581	109
Net earnings	$1,569	$1,781	$4,391	$4,222
Net earnings per share:
Basic	$2.65	$2.83	$7.31	$6.60
Diluted	2.64	2.82	7.28	6.57
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	591,246	629,350	600,991	639,862
Diluted	593,596	631,946	603,419	642,597
Cash dividends per share	$.42	$.40	$1.26	$1.20
(1) Includes a gain (loss) of $22 and $(41) for the three-month periods and $22 and $(42) for the nine-month periods ended September 30, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2023	2022	2023	2022
Net earnings	$1,569	$1,781	$4,391	$4,222
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(194)	(438)	(674)	(1,641)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(2,978)	(2,220)	489	(10,473)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(41)	(58)	(125)	(252)
Unrealized gains (losses) on derivatives during period	1	1	4	2
Effect of changes in discount rate assumptions during period	5,309	3,073	1,563	14,883
Pension liability adjustment during period	1	2	68	10
Total other comprehensive income (loss) before income taxes	2,098	360	1,325	2,529
Income tax expense (benefit) related to items of other comprehensive income (loss)	520	885	656	1,623
Other comprehensive income (loss), net of income taxes	1,578	(525)	669	906
Total comprehensive income (loss)	$3,147	$1,256	$5,060	$5,128
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts - Unaudited)	September 30, 2023	December 31, 2022
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value, (no allowance for credit losses in 2023 and 2022, amortized cost $66,430 in 2023 and $72,246 in 2022)	$66,369	$71,936
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,731 in 2023 and $3,223 in 2022)	3,432	3,805
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2023 and $7 in 2022 (fair value $18,460 in 2023 and $21,210 in 2022)	16,899	19,056
Equity securities, at fair value	990	1,091
Commercial mortgage and other loans, net of allowance for credit losses of $260 in 2023 and $192 in 2022 (includes $10,425 in 2023 and $10,832 in 2022 of consolidated variable interest entities)	12,873	13,496
Other investments (includes $2,278 in 2023 and $1,909 in 2022 of consolidated variable interest entities)	5,241	4,070
Cash and cash equivalents	5,502	3,943
Total investments and cash	111,306	117,397
Receivables	712	647
Accrued investment income	687	745
Deferred policy acquisition costs	8,771	9,239
Property and equipment, at cost less accumulated depreciation	445	530
Other	3,190	3,180
Total assets	$125,111	$131,738
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$78,448	$88,241
Unpaid policy claims	249	201
Unearned premiums	1,447	1,825
Other policyholders’ funds	5,884	6,643
Total policy liabilities	86,028	96,910
Income taxes	869	698
Payables for return of cash collateral on loaned securities	4,607	1,809
Notes payable and lease obligations	6,961	7,442
Other	3,977	4,739
Total liabilities	102,442	111,598
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2023 and 2022; issued 1,355,312 shares in 2023 and 1,354,079 shares in 2022	136	135
Additional paid-in capital	2,729	2,641
Retained earnings	48,257	44,367
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,484)	(3,564)
Unrealized gains (losses) on fixed maturity securities	(403)	(702)
Unrealized gains (losses) on derivatives	(24)	(27)
Effect of changes in discount rate assumptions	(866)	(2,100)
Pension liability adjustment	17	(36)
Treasury stock, at average cost	(22,693)	(20,574)
Total shareholders’ equity	22,669	20,140
Total liabilities and shareholders’ equity	$125,111	$131,738
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
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2023	$136	$2,697	$46,937	$(7,338)	$(21,993)	$20,439
Net earnings	0	0	1,569	0	0	1,569
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(235)	0	(235)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,381)	0	(2,381)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	4,193	0	4,193
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders (1) ($.42 per share)	0	0	(249)	0	0	(249)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	20	0	0	0	20
Purchases of treasury stock	0	0	0	0	(707)	(707)
Treasury stock reissued	0	10	0	0	7	17
Balance at September 30, 2023	$136	$2,729	$48,257	$(5,760)	$(22,693)	$22,669
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
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2022	$135	$2,589	$43,150	$(6,980)	$(19,336)	$19,558
Net earnings	0	0	1,781	0	0	1,781
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(1,156)	0	(1,156)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,799)	0	(1,799)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	2,428	0	2,428
Pension liability adjustment during period, net of income taxes	0	0	0	2	0	2
Dividends to shareholders (1) ($.40 per share)	0	0	(251)	0	0	(251)
Exercise of stock options	0	3	0	0	0	3
Share-based compensation	0	14	0	0	0	14
Purchases of treasury stock	0	0	0	0	(651)	(651)
Treasury stock reissued	0	9	0	0	8	17
Balance at September 30, 2022	$135	$2,615	$44,680	$(7,505)	$(19,979)	$19,946
(1) Dividends to shareholders are recorded in the period in which they are declared.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2023	2022
Cash flows from operating activities:
Net earnings	$4,391	$4,222
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	42	10
Capitalization of deferred policy acquisition costs	(804)	(770)
Amortization of deferred policy acquisition costs	608	598
Increase in policy liabilities	(99)	717
Change in income tax liabilities	(289)	(491)
Net investment (gains) losses	(1,101)	(885)
Other, net	(391)	(555)
Net cash provided (used) by operating activities	2,357	2,846
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,112	2,997
Equity securities	353	518
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	1,276	1,849
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,359)	(2,961)
Equity securities	(299)	(414)
Commercial mortgage and other loans	(744)	(3,552)
Other investments, net	(902)	(54)
Settlement of derivatives, net	56	(159)
Cash received (pledged or returned) as collateral, net	2,894	769
Other, net	(160)	158
Net cash provided (used) by investing activities	2,229	(847)
Cash flows from financing activities:
Purchases of treasury stock	(2,100)	(1,801)
Proceeds from borrowings	0	1,277
Principal payments under debt obligations	0	(966)
Dividends paid to shareholders	(730)	(740)
Change in investment-type contracts, net	(114)	(61)
Treasury stock reissued	9	15
Other, net	(1)	20
Net cash provided (used) by financing activities	(2,936)	(2,256)
Effect of exchange rate changes on cash and cash equivalents	(91)	(84)
Net change in cash and cash equivalents	1,559	(341)
Cash and cash equivalents, beginning of period	3,943	5,051
Cash and cash equivalents, end of period	$5,502	$4,710
Supplemental disclosures of cash flow information:
Income taxes paid	$870	$600
Interest paid	132	153
Noncash interest	16	17
Noncash real estate acquired in satisfaction of debt	90	0
Noncash financing activities:
Lease obligations	50	72
Treasury stock issued for:
Associate stock bonus	13	11
Shareholder dividend reinvestment	28	28
Share-based compensation grants	5	6
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by Aflac Benefits Solutions, Inc. (ABS) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through Tier One Insurance Company (TOIC). The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 63% and 72% of the Company's total revenues in the nine-month periods ended September 30, 2023 and 2022, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 79% at September 30, 2023, compared with 80% at December 31, 2022.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2023 and December 31, 2022, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

Significant Accounting Policies

The Company revised the following accounting policies as a result of the adoption of amended accounting guidance effective January 1, 2023 and certain reclassifications. Refer to the Recently Adopted Accounting Pronouncements section below for details of the adoption of Accounting Standards Update (ASU) 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts. In conjunction with the adoption of ASU 2018-12, the Company changed its practice of recording the change in the deferred profit liability on products with limited payment features from the benefits and claims, net line item to the net earned premiums line item in the consolidated statements of earnings. This reclassification had no impact on net earnings. The change in presentation has been made for all comparative periods presented. All other categories of significant accounting policies remain unchanged from the 2022 Annual Report.

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

The LFPB is determined as the present value of expected future policy benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company’s insurance contracts, where expected future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination (also referred to as lapses), expense and discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are the result of applying the updated best estimate assumptions as of the beginning of the reporting period and are recognized in reserve remeasurement (gains) losses in the consolidated statements of earnings. Expense assumptions are established at policy inception and determined for each issue-year cohort as a percentage of paid claims. These expense assumptions are locked-in and remain unchanged over the term of the insurance policy. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are recognized in reserve remeasurement (gains) losses in the consolidated statements of earnings.

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statements of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is recognized in accumulated other comprehensive income (loss) (AOCI).

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

Recently Adopted Accounting Pronouncements

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that significantly changed how insurers account for long-duration contracts. The Company adopted the standard on January 1, 2023 using a modified retrospective transition method which resulted in applying the amended guidance as of the beginning of the earliest period presented on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date, the Company calculated the ratio of the present value of expected future benefits and expenses less existing carrying values to the present value of expected future gross premiums (Transition Date NPR) using updated assumptions and the discount rate immediately before the Transition Date. The Company capped the Transition Date NPR at 100% for any cohorts with a Transition Date NPR greater than 100%. The Company calculated the LFPB using the Transition Date NPR (capped at 100% if required) and two different discount rates: (i) the discount rate used immediately before the Transition Date, and (ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their Transition Date NPR capped at 100%, the Company recorded as an adjustment (decrease) to opening retained earnings any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date. For all cohorts on the Transition Date, the Company recorded in AOCI net of tax, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date).

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

See Note 6 and Note 7 for expanded disclosures for DAC and future policy benefits, respectively, required as a result of the amended guidance.

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

Transition Impact on the Liability for Future Policy Benefits

The Company adopted ASU 2018-12 using the modified retrospective transition method. The tables below present the disaggregated transition impacts to the Company’s LFPB as a result of adoption, split between the changes in the present value of expected future net premiums and the present value of expected future policy benefits as of the Transition Date and the LFPB rollforward for the year ended December 31, 2021. The locked-in discount rates on the policies held at the Transition Date reflect the locked-in rates in existence immediately before the Transition Date. See Note 7 for additional information.

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

The LFPB recorded in the consolidated balance sheets includes the deferred profit liability for limited-payment contracts. This deferred profit liability is not included in the Transition Date and LFPB rollforwards. For products with limited-payment features, to the extent the transition date adjustment related to updating cash flow assumptions is favorable, the Company increased the deferred profit liability.

The following table presents the transition impacts to the present value of expected future net premiums, gross of internal and external reinsurance, by reporting segment and disaggregated by product type due to the cumulative effect of the change in accounting principle as a result of the adoption of ASU 2018-12 using the modified retrospective transition method.

	Transition Impact at January 1, 2021
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
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

The following table presents the changes in the present value of expected future net premiums, gross of internal and external reinsurance, by reporting segment and disaggregated by product type for the year ended December 31, 2021.

	December 31, 2021
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at January 1, 2021	$29,598	$23,874	$13,384	$1,856	$3,829	$2,118	$6,942	$1,530	$322	$783	$179
Beginning balance at original discount rate (1)	25,616	21,276	12,476	1,708	3,350	1,921	5,894	1,376	281	705	152
Effect of changes in cash flow assumptions	32	88	40	1	(163)	(129)	(302)	0	(26)	31	0
Effect of actual variances from expected experience	(134)	(449)	(135)	(11)	(109)	(38)	(290)	(32)	(14)	34	(3)
Adjusted beginning of period balance	25,514	20,915	12,381	1,698	3,078	1,754	5,302	1,344	241	770	149
Issuances	1,116	1,132	284	55	365	345	552	263	39	112	0
Interest accrual	586	439	202	27	116	61	210	45	10	25	6
Net premiums collected (2)	(2,206)	(1,692)	(1,609)	(151)	(552)	(393)	(665)	(268)	(47)	(124)	(19)
Foreign currency translation	(2,539)	(2,111)	(1,194)	(167)	0	0	0	0	0	0	0
Other	(1)	(2)	0	(1)	(8)	(7)	(8)	(4)	(2)	(3)	(1)
Ending balance at original discount rate	22,470	18,681	10,064	1,461	2,999	1,760	5,391	1,380	241	780	135
Effect of changes in discount rate assumptions	3,423	2,493	783	125	284	102	632	87	23	54	18
Balance at December 31, 2021	$25,893	$21,174	$10,847	$1,586	$3,283	$1,862	$6,023	$1,467	$264	$834	$153
(1) Includes the adjustment for capping the Transition Date NPR.
(2) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

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

The Company early adopted this guidance on July 1, 2023. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations or disclosures.

Accounting Pronouncements Pending Adoption

There are no accounting pronouncements pending adoption that are relevant to or have an impact on the Company's financial statements.

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

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any non-recurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by reportable segment and Corporate and other, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,973	$2,125	$6,207	$7,084
Adjusted net investment income (2),(3)	679	663	1,927	2,066
Other income	8	9	26	26
Total adjusted revenue Aflac Japan	2,660	2,797	8,160	9,176
Aflac U.S.:
Net earned premiums	1,419	1,375	4,272	4,182
Adjusted net investment income (4)	209	185	609	563
Other income	33	38	102	120
Total adjusted revenue Aflac U.S.	1,661	1,598	4,983	4,865
Corporate and other (5),(6)	115	73	384	189
Total adjusted revenues	4,436	4,468	13,527	14,230
Net investment gains (losses) (2),(3),(4),(5)	514	236	1,396	962
Total revenues	$4,950	$4,704	$14,923	$15,192
(1) Includes a gain (loss) of $22 and $(41) for the three-month periods and $22 and $(42) for the nine-month periods ended September 30, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Amortized hedge costs of $26 and $28 for the three-month periods and $148 and $84 for the nine-month periods ended September 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(79) and $(25) for the three-month periods and $(214) and $(37) for the nine-month periods ended September 30, 2023, and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(9) and $(1) for the three-month periods and $(24) and $1 for the nine-month periods ended September 30, 2023, and 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(5) Amortized hedge income of $25 and $19 for the three-month periods and $92 and $44 for the nine-month periods ended September 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $64 and $19 for the three-month periods and $169 and $61 for the nine-month periods ended September 30, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $63 and $19 for the three-month periods and $171 and $63 for the nine-month periods ended September 30, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Pretax earnings:
Aflac Japan (1),(2),(3)	$869	$817	$2,479	$2,560
Aflac U.S. (4)	478	345	1,199	1,020
Corporate and other (5),(6),(7)	(49)	(56)	(107)	(173)
Pretax adjusted earnings (8)	1,298	1,106	3,571	3,407
Net investment gains (losses) (2),(3),(4),(5),(6)	504	222	1,363	923
Other income (loss)	3	1	38	1
Total earnings before income taxes	$1,805	$1,329	$4,972	$4,331
Income taxes applicable to pretax adjusted earnings	$203	$196	$570	$610
Effect of foreign currency translation on after-tax adjusted earnings	(33)	(97)	(100)	(192)
(1) Includes a gain (loss) of $22 and $(41) for the three-month periods and $22 and $(42) for the nine-month periods ended September 30, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Amortized hedge costs of $26 and $28 for the three-month periods and $148 and $84 for the nine-month periods ended September 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(79) and $(25) for the three-month periods and $(214) and $(37) for the nine-month periods ended September 30, 2023, and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(9) and $(1) for the three-month periods and $(24) and $1 for the nine-month periods ended September 30, 2023, and 2022, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(5) Amortized hedge income of $25 and $19 for the three-month periods and $92 and $44 for the nine-month periods ended September 30, 2023, and 2022, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(6) A gain of $8 and $13 for the three-month periods and $32 and $38 for the nine-month periods ended September 30, 2023, and 2022, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(7) The change in value of federal historic rehabilitation and solar investments in partnerships of $64 and $19 for the three-month periods and $169 and $61 for the nine-month periods ended September 30, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $63 and $19 for the three-month periods and $171 and $63 for the nine-month periods ended September 30, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.
(8) Includes $39 and $45 for the three-month periods and $109 and $127 for the nine-month periods ended September 30, 2023, and 2022, respectively, of interest expense on debt.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Assets were as follows:

(In millions)	September 30, 2023	December 31, 2022
Assets:
Aflac Japan	$99,407	$105,734
Aflac U.S.	20,751	21,002
Corporate and other	4,953	5,002
Total assets	$125,111	$131,738
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	September 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,605	$0	$863	$1,695	$21,773
Municipalities	918	0	105	58	965
Mortgage- and asset-backed securities	206	0	6	11	201
Public utilities	3,652	0	292	89	3,855
Sovereign and supranational	355	0	19	6	368
Banks/financial institutions	5,561	0	301	403	5,459
Other corporate	5,835	0	587	374	6,048
Total yen-denominated	39,132	0	2,173	2,636	38,669
U.S. dollar-denominated:
U.S. government and agencies	189	0	0	10	179
Municipalities	1,241	0	47	112	1,176
Mortgage- and asset-backed securities	2,641	0	228	74	2,795
Public utilities	3,342	0	291	238	3,395
Sovereign and supranational	121	0	31	9	143
Banks/financial institutions	2,696	0	285	99	2,882
Other corporate	19,799	0	2,006	1,243	20,562
Total U.S. dollar-denominated	30,029	0	2,888	1,785	31,132
Total securities available-for-sale	$69,161	$0	$5,061	$4,421	$69,801

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$25,418	$0	$1,259	$1,724	$24,953
Municipalities	1,034	0	124	61	1,097
Mortgage- and asset-backed securities	241	0	8	12	237
Public utilities	3,932	0	301	108	4,125
Sovereign and supranational	659	0	24	5	678
Banks/financial institutions	6,348	0	324	531	6,141
Other corporate	6,288	0	555	408	6,435
Total yen-denominated	43,920	0	2,595	2,849	43,666
U.S. dollar-denominated:
U.S. government and agencies	169	0	0	8	161
Municipalities	1,269	0	43	89	1,223
Mortgage- and asset-backed securities	1,926	0	67	84	1,909
Public utilities	3,481	0	240	180	3,541
Sovereign and supranational	133	0	35	12	156
Banks/financial institutions	2,992	0	271	105	3,158
Other corporate	21,579	0	1,549	1,201	21,927
Total U.S. dollar-denominated	31,549	0	2,205	1,679	32,075
Total securities available-for-sale	$75,469	$0	$4,800	$4,528	$75,741

	September 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,202	$2	$16,200	$1,487	$0	$17,687
Municipalities	253	0	253	36	0	289
Public utilities	33	0	33	3	0	36
Sovereign and supranational	399	3	396	33	0	429
Other corporate	17	0	17	2	0	19
Total yen-denominated	16,904	5	16,899	1,561	0	18,460
Total securities held-to-maturity	$16,904	$5	$16,899	$1,561	$0	$18,460

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,269	$2	$18,267	$2,045	$0	$20,312
Municipalities	287	0	287	48	0	335
Public utilities	38	1	37	4	0	41
Sovereign and supranational	450	4	446	54	0	500
Other corporate	19	0	19	3	0	22
Total yen-denominated	19,063	7	19,056	2,154	0	21,210
Total securities held-to-maturity	$19,063	$7	$19,056	$2,154	$0	$21,210

(In millions)	September 30, 2023	December 31, 2022
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$708	$670
U.S. dollar-denominated	241	374
Other currencies	41	47
Total equity securities	$990	$1,091

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2023 and 2022, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2023, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,835	$1,871
Due after one year through five years	6,385	6,920
Due after five years through 10 years	16,998	18,432
Due after 10 years	41,096	39,582
Mortgage- and asset-backed securities	2,847	2,996
Total fixed maturity securities available-for-sale	$69,161	$69,801
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	35	37
Due after five years through 10 years	9,014	9,815
Due after 10 years	7,850	8,608
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held-to-maturity	$16,899	$18,460
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2023			December 31, 2022
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$37,858	$38,498	A+	$42,618	$44,178
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$3	$8	$11	$93
Gross losses from sales	(13)	(4)	(22)	(30)
Foreign currency gains (losses)	51	54	136	187
Other investments:
Gross gains (losses) from sales and redemptions	36	1	33	10
Commercial mortgage and other loans:
Gross gains (losses) from sales and redemptions	(53)	0	(53)	0
Total sales and redemptions	24	59	105	260
Equity securities	47	(22)	35	(313)
Credit losses:
Fixed maturity securities held-to-maturity	0	0	1	0
Commercial mortgage and other loans	(30)	(12)	(63)	(8)
Impairment losses	0	(4)	0	(21)
Loan commitments	1	5	5	7
Reinsurance recoverables and other	0	0	(3)	2
Total credit losses	(29)	(11)	(60)	(20)
Derivatives and other:
Derivative gains (losses)	(53)	(491)	(630)	(1,515)
Foreign currency gains (losses)	434	664	1,651	2,473
Total derivatives and other	381	173	1,021	958
Total net investment gains (losses)	$423	$199	$1,101	$885

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2023 that relate to equity securities held at the September 30, 2023 reporting date were $47 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2023 that relate to equity securities held at the September 30, 2023 reporting date were $13 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2023	December 31, 2022
Unrealized gains (losses) on securities available-for-sale	$640	$272
Deferred income taxes	(1,043)	(974)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(403)	$(702)

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$179	$10	$42	$1	$137	$9
Japan government and agencies:
Yen-denominated	7,997	1,695	656	24	7,341	1,671
Municipalities:
U.S. dollar-denominated	738	112	123	7	615	105
Yen-denominated	283	58	32	0	251	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,094	74	804	61	290	13
Yen-denominated	54	11	0	0	54	11
Public utilities:
U.S. dollar-denominated	1,754	238	944	96	810	142
Yen-denominated	963	89	415	18	548	71
Sovereign and supranational:
U.S. dollar-denominated	33	9	0	0	33	9
Yen-denominated	58	6	0	0	58	6
Banks/financial institutions:
U.S. dollar-denominated	1,043	99	460	16	583	83
Yen-denominated	3,491	403	110	3	3,381	400
Other corporate:
U.S. dollar-denominated	8,831	1,243	2,994	166	5,837	1,077
Yen-denominated	2,017	374	524	27	1,493	347
Total	$28,535	$4,421	$7,104	$419	$21,431	$4,002

	December 31, 2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$159	$8	$85	$3	$74	$5
Japan government and agencies:
Yen-denominated	8,856	1,724	3,733	580	5,123	1,144
Municipalities:
U.S. dollar-denominated	854	89	735	57	119	32
Yen-denominated	286	61	150	26	136	35
Mortgage- and asset- backed securities:
U.S. dollar-denominated	936	84	640	42	296	42
Yen-denominated	62	12	38	6	24	6
Public utilities:
U.S. dollar-denominated	1,852	180	1,667	144	185	36
Yen-denominated	880	108	576	61	304	47
Sovereign and supranational:
U.S. dollar-denominated	30	12	0	0	30	12
Yen-denominated	71	5	34	4	37	1
Banks/financial institutions:
U.S. dollar-denominated	1,147	105	786	58	361	47
Yen-denominated	3,957	531	1,760	174	2,197	357
Other corporate:
U.S. dollar-denominated	10,529	1,201	8,636	785	1,893	416
Yen-denominated	2,090	408	1,507	273	583	135
Total	$31,709	$4,528	$20,347	$2,213	$11,362	$2,315

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have a credit loss allowance as of September 30, 2023. Refer to the Allowance for Credit Losses section below for additional information.

As of September 30, 2023 and December 31, 2022, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

(In millions)	September 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,912	14.6%	$2,158	15.8%
Retail	471	3.6	493	3.6
Apartments/Multi-Family	2,616	19.8	2,701	19.7
Industrial	442	3.4	123	.9
Hospitality	813	6.2	803	5.9
Other	296	2.3	231	1.7
Total transitional real estate loans	6,550	49.9	6,509	47.6
Commercial mortgage loans:
Office	375	2.9	388	2.8
Retail	304	2.3	310	2.3
Apartments/Multi-Family	604	4.6	630	4.6
Industrial	451	3.4	694	5.1
Total commercial mortgage loans	1,734	13.2	2,022	14.8
Middle market loans	4,849	36.9	5,157	37.6
Total commercial mortgage and other loans	$13,133	100.0%	$13,688	100.0%
Allowance for credit losses	(260)		(192)
Total net commercial mortgage and other loans	$12,873		$13,496
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

As of September 30, 2023, the Company had $661 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $19 million and $28 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of September 30, 2023, and December 31, 2022, respectively.

As of September 30, 2023, the Company had commitments of approximately $745 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Credit Quality Indicators

For TREs, the Company’s key credit quality indicator is loan-to-value (LTV), which is calculated by dividing the current outstanding loan balance by the estimated property value at origination. Given that TREs involve properties undergoing a repositioning of their commercial profile, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly. The monitoring process also focuses on higher risk loans, which include those that are delinquent or for which foreclosure or deed in lieu of foreclosure is anticipated.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of September 30, 2023, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of September 30, 2023 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$114	$805	$554	$36	$124	$10	$1,643
60%-69.99%	43	561	673	52	469	125	1,923
70%-79.99%	0	809	956	139	249	65	2,218
80% or greater	0	215	214	46	96	195	766
Total	$157	$2,390	$2,397	$273	$938	$395	$6,550

Commercial Mortgage Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$19	$0	$311	$45	$459	$596	$1,430	2.57
60%-69.99%	0	0	0	0	17	87	104	1.82
70%-79.99%	0	0	0	0	80	44	124	1.49
80% or greater	0	0	0	0	28	48	76	2.20
Total	$19	$0	$311	$45	$584	$775	$1,734	2.43
Weighted Average DSCR	2.08	0.00	3.18	2.05	2.44	2.14

Middle Market Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$7	$57	$128	$68	$37	$27	$146	$470
BB	31	321	466	297	170	111	388	1,784
B	15	216	615	362	420	291	285	2,204
CCC	0	5	21	39	110	134	56	365
CC	0	0	0	0	7	10	0	17
C and lower	0	0	0	0	0	6	3	9
Total	$53	$599	$1,230	$766	$744	$579	$878	$4,849

Loan Modifications

The Company granted certain loan modifications in its MML and TRE portfolios during the first nine months of 2023. As of September 30, 2023, these loan modifications did not have a material impact on the Company’s results of operations.

Past Due and Nonaccrual Loans

The Company designates nonaccrual status for a nonperforming loan or debt security or a loan or debt security that is not generating its stated interest rate because of nonpayment of periodic interest or principal by the borrower. The Company applies the cash basis method to record any payments received on nonaccrual assets. The Company resumes the accrual of interest on fixed maturity securities and loans that are currently making contractual payments or for those that are not current where the borrower has paid timely (less than 30 days outstanding).

The following table presents an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the period presented.

	September 30, 2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$6,005	$54	$491	$545	$6,550	$545
Commercial mortgage loans	1,734	0	0	0	1,734	0
Middle market loans	4,774	0	75	75	4,849	75
Total	$12,513	$54	$566	$620	$13,133	$620
(1) As of September 30, 2023, there were no loans that were 90 days or more past due that continued to accrue interest

For the three- and nine-month periods ended September 30, 2023, the Company recognized no interest income for TREs, CMLs, or MMLs on nonaccrual status. Of these loans, TREs with an amortized cost of $65 million had no credit loss allowance as of September 30, 2023 because these loans are collateral dependent assets for which the estimated fair values of the collateral are in excess of amortized cost. As of September 30, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

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

The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s LTV and DSCR. On a quarterly basis, CMLs and TREs within a portfolio segment that share similar risk characteristics are pooled for calculation of credit loss allowance. On an ongoing basis, TREs and CMLs with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is probable), are evaluated individually for credit loss. For example, the credit loss allowance for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of the collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the credit loss allowance which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $16.1 billion amortized cost as of September 30, 2023 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held-to-Maturity Securities	Available-for-Sale Securities	Reinsurance Recoverables
Three Months Ended September 30, 2023:
Balance at June 30, 2023	$(76)	$(9)	$(140)	$(5)	$0	$(10)
(Addition to) release of allowance for credit losses (1)	(35)	(3)	3	1	0	0
Write-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	(1)	0	1
Balance at September 30, 2023 (2)	$(111)	$(12)	$(137)	$(5)	$0	$(9)
Three Months Ended September 30, 2022:
Balance at June 30, 2022	$(53)	$(8)	$(109)	$(7)	$0	$(8)
(Addition to) release of allowance for credit losses	(2)	(2)	(6)	0	0	0
Write-offs, net of recoveries	0	0	(2)	0	0	0
Change in foreign exchange	0	0	0	1	0	0
Balance at September 30, 2022 (2)	$(55)	$(10)	$(117)	$(6)	$0	$(8)
Nine Months Ended September 30, 2023:
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(7)	$0	$(8)
(Addition to) release of allowance for credit losses (1)	(57)	(3)	(8)	1	0	(2)
Write-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	1	0	1
Balance at September 30, 2023 (2)	$(111)	$(12)	$(137)	$(5)	$0	$(9)
Nine Months Ended September 30, 2022:
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(Addition to) release of allowance for credit losses	13	0	(24)	0	0	2
Write-offs, net of recoveries	0	0	3	0	0	0
Change in foreign exchange	0	0	0	2	0	3
Balance at September 30, 2022 (2)	$(55)	$(10)	$(117)	$(6)	$0	$(8)
(1) Includes an allowance for credit losses of $4 recognized on financial assets accounted for as purchased financial assets with credit deterioration that is not recorded in earnings upon recognition.
(2) Excludes allowance on firm loan commitments of $19 and $26 as of September 30, 2023 and 2022, respectively.

For the period ended September 30, 2023, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $142 million. As a result of the excess of amortized cost over the estimated fair value of the collateral of the TREs, upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $53 million for the three- and nine-month periods ended September 30, 2023, in net investment gains (losses). Real estate obtained via foreclosure or deed in lieu of foreclosure is reported as real estate owned (REO) and included in other investments in the consolidated balance sheet. Refer to the Other Investments section below for additional information.

As of September 30, 2023, the Company identified additional TREs with an amortized cost of $546 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of September 30, 2023, the Company established a credit allowance of $35 million for $481 million of loans for which the fair value of the collateral was below the amortized cost of the loans.

For assets that are subject to the credit loss measurement, the change in credit loss allowance is significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of September 30, 2023 was $19 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2023	December 31, 2022
Other investments:
Policy loans	$201	$214
Short-term investments (1)	2,288	1,532
Limited partnerships	2,629	2,290
Real estate owned	89	0
Other	34	34
Total other investments	$5,241	$4,070
(1) Includes securities lending collateral

The Parent Company invests in partnerships that specialize in rehabilitating historic structures or the installation of solar equipment in order to receive federal historic rehabilitation and solar tax credits. These investments are classified as limited partnerships and included in other investments in the consolidated balance sheets. The change in value of each investment is recorded as a reduction to net investment income. Tax credits generated by these investments are recorded as an income tax benefit in the consolidated statements of earnings.

REO consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of September 30, 2023, $16 million of REO was classified as held-for-sale, which is carried at the lower of depreciated cost or fair value less cost to sell and is not further depreciated once classified as such. The remaining $73 million classified as held-and-used is held for the production of income and is carried at cost less accumulated depreciation. Depreciation expense was immaterial for the three- and nine-month periods ended September 30, 2023. Additionally, as of September 30, 2023, accumulated depreciation was immaterial. Net operating income earned on REO is reported as a component of net investment income in the consolidated statement of earnings.

As of December 31, 2022, the Company did not have REO.

As of September 30, 2023, the Company had $2.4 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	September 30, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available-for-sale	$2,731	$3,432	$3,223	$3,805
Commercial mortgage and other loans	10,425	10,097	10,832	10,762
Other investments (2)	2,278	2,278	1,909	1,909
Other assets (3)	59	59	62	62
Total assets of consolidated VIEs	$15,493	$15,866	$16,026	$16,538
Liabilities:
Other liabilities (3)	$442	$442	$390	$390
Total liabilities of consolidated VIEs	$442	$442	$390	$390
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
Investments in Variable Interest Entities Not Consolidated

	September 30, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available-for-sale	$5,741	$6,196	$3,998	$4,259
Other investments (1)	351	351	381	381
Total investments in VIEs not consolidated	$6,092	$6,547	$4,379	$4,640
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

The Company holds debt and equity investments in limited partnerships that have been determined to be VIEs. These partnerships invest in private equity and structured investments. The Company’s maximum exposure to loss on these investments is limited to the amount of its investment. The Company is not the primary beneficiary of these VIEs and is therefore not required to consolidate them. The Company classifies these investments as other investments in the consolidated balance sheets.

Securities Lending and Pledged Securities

The Company lends fixed maturity and public equity securities to financial institutions in short-term securities lending transactions. These short-term securities lending arrangements increase investment income with minimal risk. The Company receives cash or other securities as collateral for such loans. The Company's securities lending policy requires that the fair value of the securities received as collateral be 102% or more of the fair value of the loaned securities and that unrestricted cash received as collateral be 100% or more of the fair value of the loaned securities. The securities loaned continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans where the Company receives as collateral securities that the Company is not permitted to sell or repledge, the collateral is not reflected on the consolidated financial statements.

Details of collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	September 30, 2023				December 31, 2022
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$3,684	$251	$3,935	$0	$1,087	$1,087
Public utilities	17	0	0	17	12	0	12
Banks/financial institutions	78	0	0	78	89	0	89
Other corporate	577	0	0	577	621	0	621
Total borrowings	$672	$3,684	$251	$4,607	$722	$1,087	$1,809
Gross amount of recognized liabilities for securities lending transactions				$4,607			$1,809
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $5.1 billion and $6.8 billion at September 30, 2023 and December 31, 2022, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2023, and December 31, 2022, respectively.

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

Derivative Balance Sheet Classification

The table below summarizes the balance sheet classification of the Company's derivative fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals. Derivative assets are included in other assets, while derivative liabilities are included in other liabilities within the Company’s consolidated balance sheets. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of exposure or credit risk.

	September 30, 2023			December 31, 2022
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$3
Total cash flow hedges	18	0	4	18	0	3
Fair value hedges:
Foreign currency options	6,127	0	0	7,940	45	0
Total fair value hedges	6,127	0	0	7,940	45	0
Net investment hedge:
Foreign currency forwards	2,383	290	0	4,982	383	85
Foreign currency options	870	0	0	2,630	7	0
Total net investment hedge	3,253	290	0	7,612	390	85
Non-qualifying strategies:
Foreign currency swaps	1,200	39	0	1,900	66	0
Foreign currency swaps - VIE	3,416	59	438	3,420	62	387
Foreign currency forwards	7,402	189	588	5,049	17	640
Foreign currency options	18,223	1	0	5,521	30	0
Interest rate swaps	17,730	0	636	17,730	7	583
Total non-qualifying strategies	47,971	288	1,662	33,620	182	1,610
Total derivatives	$57,369	$578	$1,666	$49,190	$617	$1,698

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended September 30, 2023:
Foreign currency options	Fixed maturity securities	$(1)	$(1)	$0	$0	$0
Total gains (losses)		$(1)	$(1)	$0	$0	$0
Nine Months Ended September 30, 2023:
Foreign currency options	Fixed maturity securities	$(65)	$(65)	$0	$0	$0
Total gains (losses)		$(65)	$(65)	$0	$0	$0
Three Months Ended September 30, 2022:
Foreign currency options	Fixed maturity securities	$(15)	$(15)	$0	$0	$0
Total gains (losses)		$(15)	$(15)	$0	$0	$0
Nine Months Ended September 30, 2022:
Foreign currency options	Fixed maturity securities	$(41)	$(41)	$0	$0	$0
Total gains (losses)		$(41)	$(41)	$0	$0	$0
(1) Gains (losses) excluded from effectiveness testing includes the forward point on foreign currency forwards and time value change on foreign currency options which are reported in the consolidated statements of earnings as net investment gains (losses). It also includes the change in the fair value of the interest rate swaptions related to the time value of the swaptions which is recognized as a component of other comprehensive income (loss).
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statements of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains (losses) consistent with the impact of the hedged item. For the three- and nine-month periods ended September 30, 2023 and 2022, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of September 30, 2023 and December 31, 2022; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Fixed maturity securities	$1,829	$2,360	$179	$189
(1) The balance includes hedging adjustment on discontinued hedging relationships of $179 in 2023 and $189 in 2022.

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2023 and 2022, respectively.
Non-qualifying Strategies

For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within net investment gains (losses). The amount of gain or loss recognized in earnings for the Company's VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded in current period earnings, the change in value of the available-for-sale fixed maturity securities associated with these swaps is recorded in other comprehensive income.

As of September 30, 2023, the Parent Company had $1.2 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

The Company uses foreign currency forwards and options to economically mitigate the currency risk of some of its U.S. dollar-denominated loan receivables held within the Aflac Japan segment. These arrangements are not designated as accounting hedges, as the foreign currency remeasurement of the loan receivables impacts current period earnings, and substantially offsets gains and losses from foreign currency forwards within net investment gains (losses). The Company also has certain foreign currency forwards on U.S. dollar-denominated available-for-sale securities where hedge accounting is not being applied.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2023				2022
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(1)		$1	$0	$(1)		$1
Total cash flow hedges	(1)	(1)	(3)	1	0	(1)	(3)	1
Fair value hedges:
Foreign currency options		(1)				(15)
Total fair value hedges		(1)				(15)
Net investment hedge:
Non-derivative hedging instruments		0		112		0		181
Foreign currency forwards		71		32		28		236
Foreign currency options		0		0		(1)		0
Total net investment hedge		71		144		27		417
Non-qualifying strategies:
Foreign currency swaps		1				27
Foreign currency swaps - VIE		(22)				(19)
Foreign currency forwards		32				(252)
Foreign currency options		(9)				0
Interest rate swaps		(124)				(257)
Forward bond purchase commitment - VIE		0				(1)
Total non- qualifying strategies		(122)				(502)
Total	$(1)	$(53)		$145	$0	$(491)		$418
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
(2) Gains and losses on cash flow hedges and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses). Gains and losses on net investment hedges related to changes in foreign currency spot rates are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statements of comprehensive income (loss).
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2023, and $1 of losses during the three-month period ended September 30, 2022.

	Nine Months Ended September 30,
	2023				2022
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(3)		$3	$0	$(3)		$2
Total cash flow hedges	(1)	(3)	(3)	3	0	(3)	(3)	2
Fair value hedges:
Foreign currency options		(65)				(41)
Interest rate swaptions (4)	(1)	0		1	0	0		0
Total fair value hedges	(1)	(65)		1	0	(41)		0
Net investment hedge:
Non-derivative hedging instruments		0		450		0		705
Foreign currency forwards		198		454		(73)		1,059
Foreign currency options		(8)		0		(2)		0
Total net investment hedge		190		904		(75)		1,764
Non-qualifying strategies:
Foreign currency swaps		4				162
Foreign currency swaps - VIE		(112)				(35)
Foreign currency forwards		(350)				(966)
Foreign currency options		(46)				(13)
Interest rate swaps		(244)				(523)
Forward bond purchase commitment - VIE		(4)				(21)
Total non-qualifying strategies		(752)				(1,396)
Total	$(2)	$(630)		$908	$0	$(1,515)		$1,766
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
(2) Gains and losses on cash flow hedges and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses). Gains and losses on net investment hedges related to changes in foreign currency spot rates are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statements of comprehensive income (loss).
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $3 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2023, and $3 of losses during the nine-month period ended September 30, 2022.
(4) Includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2023 and $1 of losses during the nine-month period ended September 30, 2022 related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of September 30, 2023, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of September 30, 2023, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.3 billion as of September 30, 2023, and December 31, 2022, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2023, the Company estimates that it would be required to post a maximum of $227 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$519	$0	$519	$(189)	$(103)	$(225)	$2
OTC - cleared	0	0	0	0	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	519	0	519	(189)	(103)	(225)	2
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	59		59				59
Total derivative assets not subject to a master netting agreement or offsetting arrangement	59		59				59
Total derivative assets	578	0	578	(189)	(103)	(225)	61
Securities lending and similar arrangements	4,563	0	4,563	0	0	(4,563)	0
Total	$5,141	$0	$5,141	$(189)	$(103)	$(4,788)	$61

December 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$548	$0	$548	$(167)	$(60)	$(320)	$1
OTC - cleared	7	0	7	(7)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	555	0	555	(174)	(60)	(320)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	62		62				62
Total derivative assets not subject to a master netting agreement or offsetting arrangement	62		62				62
Total derivative assets	617	0	617	(174)	(60)	(320)	63
Securities lending and similar arrangements	1,788	0	1,788	0	0	(1,788)	0
Total	$2,405	$0	$2,405	$(174)	$(60)	$(2,108)	$63

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$588	$0	$588	$(189)	$(362)	$(36)	$1
OTC - cleared	636	0	636	0	(3)	(633)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,224	0	1,224	(189)	(365)	(669)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	442		442				442
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	442		442				442
Total derivative liabilities	1,666	0	1,666	(189)	(365)	(669)	443
Securities lending and similar arrangements	4,607	0	4,607	(4,563)	0	0	44
Total	$6,273	$0	$6,273	$(4,752)	$(365)	$(669)	$487

December 31, 2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$725	$0	$725	$(167)	$(506)	$(52)	$0
OTC - cleared	583	0	583	(7)	0	(577)	(1)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,308	0	1,308	(174)	(506)	(629)	(1)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	390		390				390
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	390		390				390
Total derivative liabilities	1,698	0	1,698	(174)	(506)	(629)	389
Securities lending and similar arrangements	1,809	0	1,809	(1,788)	0	0	21
Total	$3,507	$0	$3,507	$(1,962)	$(506)	$(629)	$410

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

	September 30, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$21,095	$857	$0	$21,952
Municipalities	0	2,141	0	2,141
Mortgage- and asset-backed securities	0	2,316	680	2,996
Public utilities	0	6,991	259	7,250
Sovereign and supranational	0	480	31	511
Banks/financial institutions	0	8,271	70	8,341
Other corporate	0	26,046	564	26,610
Total fixed maturity securities	21,095	47,102	1,604	69,801
Equity securities	787	0	203	990
Other investments	2,288	0	0	2,288
Cash and cash equivalents	5,502	0	0	5,502
Other assets:
Foreign currency swaps	0	98	0	98
Foreign currency forwards	0	479	0	479
Foreign currency options	0	1	0	1
Total other assets	0	578	0	578
Total assets	$29,672	$47,680	$1,807	$79,159
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$442	$0	$442
Foreign currency forwards	0	588	0	588
Interest rate swaps	0	636	0	636
Total liabilities	$0	$1,666	$0	$1,666

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,158	$956	$0	$25,114
Municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities	0	7,169	497	7,666
Sovereign and supranational	0	797	37	834
Banks/financial institutions	0	9,140	159	9,299
Other corporate	0	27,620	742	28,362
Total fixed maturity securities	24,158	49,805	1,778	75,741
Equity securities	822	60	209	1,091
Other investments	1,532	0	0	1,532
Cash and cash equivalents	3,943	0	0	3,943
Other assets:
Foreign currency swaps	0	128	0	128
Foreign currency forwards	0	400	0	400
Foreign currency options	0	82	0	82
Interest rate swaps	0	7	0	7
Total other assets	0	617	0	617
Total assets	$30,455	$50,482	$1,987	$82,924
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$390	$0	$390
Foreign currency forwards	0	725	0	725
Interest rate swaps	0	583	0	583
Total liabilities	$0	$1,698	$0	$1,698

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,200	$17,530	$157	$0	$17,687
Municipalities	253	0	289	0	289
Public utilities	33	0	36	0	36
Sovereign and supranational	396	0	429	0	429
Other corporate	17	0	19	0	19
Commercial mortgage and other loans	12,873	0	0	12,432	12,432
Other investments (1)	34	0	34	0	34
Total assets	$29,806	$17,530	$964	$12,432	$30,926
Liabilities:
Other policyholders’ funds	$5,884	$0	$0	$5,795	$5,795
Notes payable (excluding leases)	6,824	0	5,555	713	6,268
Total liabilities	$12,708	$0	$5,555	$6,508	$12,063
(1) Excludes policy loans of $201, equity method investments of $2,629 and REO of $89, at carrying value

	December 31, 2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$18,267	$20,132	$180	$0	$20,312
Municipalities	287	0	335	0	335
Public utilities	37	0	41	0	41
Sovereign and supranational	446	0	500	0	500
Other corporate	19	0	22	0	22
Commercial mortgage and other loans	13,496	0	0	13,212	13,212
Other investments (1)	34	0	34	0	34
Total assets	$32,586	$20,132	$1,112	$13,212	$34,456
Liabilities:
Other policyholders’ funds	$6,643	$0	$0	$6,543	$6,543
Notes payable (excluding leases)	7,295	0	6,024	802	6,826
Total liabilities	$13,938	$0	$6,024	$7,345	$13,369
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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$21,095	$522	$0	$21,617
Internal	0	335	0	335
Total government and agencies	21,095	857	0	21,952
Municipalities:
Third party pricing vendor	0	1,870	0	1,870
Internal	0	271	0	271
Total municipalities	0	2,141	0	2,141
Mortgage- and asset-backed securities:
Third party pricing vendor	0	2,274	0	2,274
Internal	0	12	101	113
Broker/other	0	30	579	609
Total mortgage- and asset-backed securities	0	2,316	680	2,996
Public utilities:
Third party pricing vendor	0	3,575	0	3,575
Internal	0	3,331	0	3,331
Broker/other	0	85	259	344
Total public utilities	0	6,991	259	7,250
Sovereign and supranational:
Third party pricing vendor	0	143	0	143
Internal	0	337	0	337
Broker/other	0	0	31	31
Total sovereign and supranational	0	480	31	511
Banks/financial institutions:
Third party pricing vendor	0	4,249	0	4,249
Internal	0	4,022	61	4,083
Broker/other	0	0	9	9
Total banks/financial institutions	0	8,271	70	8,341
Other corporate:
Third party pricing vendor	0	20,854	0	20,854
Internal	0	5,105	209	5,314
Broker/other	0	87	355	442
Total other corporate	0	26,046	564	26,610
Total securities available-for-sale	$21,095	$47,102	$1,604	$69,801
Equity securities, carried at fair value:
Third party pricing vendor	$787	$0	$0	$787
Broker/other	0	0	203	203
Total equity securities	$787	$0	$203	$990

	September 30, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$17,530	$157	$0	$17,687
Total government and agencies	17,530	157	0	17,687
Municipalities:
Third party pricing vendor	0	289	0	289
Total municipalities	0	289	0	289
Public utilities:
Third party pricing vendor	0	36	0	36
Total public utilities	0	36	0	36
Sovereign and supranational:
Third party pricing vendor	0	213	0	213
Internal	0	216	0	216
Total sovereign and supranational	0	429	0	429
Other corporate:
Third party pricing vendor	0	19	0	19
Total other corporate	0	19	0	19
Total securities held-to-maturity	$17,530	$930	$0	$18,460

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$24,158	$582	$0	$24,740
Internal	0	374	0	374
Total government and agencies	24,158	956	0	25,114
Municipalities:
Third party pricing vendor	0	2,021	0	2,021
Internal	0	299	0	299
Total municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,798	0	1,798
Internal	0	3	0	3
Broker/other	0	2	343	345
Total mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities:
Third party pricing vendor	0	3,786	0	3,786
Internal	0	3,383	0	3,383
Broker/other	0	0	497	497
Total public utilities	0	7,169	497	7,666
Sovereign and supranational:
Third party pricing vendor	0	232	0	232
Internal	0	565	0	565
Broker/other	0	0	37	37
Total sovereign and supranational	0	797	37	834
Banks/financial institutions:
Third party pricing vendor	0	4,622	0	4,622
Internal	0	4,518	105	4,623
Broker/other	0	0	54	54
Total banks/financial institutions	0	9,140	159	9,299
Other corporate:
Third party pricing vendor	0	22,268	0	22,268
Internal	0	5,352	200	5,552
Broker/other	0	0	542	542
Total other corporate	0	27,620	742	28,362
Total securities available-for-sale	$24,158	$49,805	$1,778	$75,741
Equity securities, carried at fair value:
Third party pricing vendor	$822	$60	$0	$882
Broker/other	0	0	209	209
Total equity securities	$822	$60	$209	$1,091

	December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$20,132	$180	$0	$20,312
Total government and agencies	20,132	180	0	20,312
Municipalities:
Third party pricing vendor	0	335	0	335
Total municipalities	0	335	0	335
Public utilities:
Third party pricing vendor	0	41	0	41
Total public utilities	0	41	0	41
Sovereign and supranational:
Third party pricing vendor	0	242	0	242
Broker/other	0	258	0	258
Total sovereign and supranational	0	500	0	500
Other corporate:
Third party pricing vendor	0	22	0	22
Total other corporate	0	22	0	22
Total securities held-to-maturity	$20,132	$1,078	$0	$21,210

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended September 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$652	$302	$32	$69	$572	$213	$1,840
Net investment gains (losses) included in earnings	0	0	0	0	0	(7)	(7)
Unrealized gains (losses) included in other comprehensive income (loss)	(13)	(12)	(1)	(2)	(41)	0	(69)
Purchases, issuances, sales and settlements:
Purchases	55	36	0	0	36	0	127
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(11)	(6)	0	0	0	0	(17)
Transfers into Level 3	0	0	0	3	39	0	42
Transfers out of Level 3	(3)	(61)	0	0	(42)	(3)	(109)
Balance, end of period	$680	$259	$31	$70	$564	$203	$1,807
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(3)	$(3)

Three Months Ended September 30, 2022
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$311	$537	$36	$91	$632	$190	$1,797
Net investment gains (losses) included in earnings	0	1	0	1	0	(3)	(1)
Unrealized gains (losses) included in other comprehensive income (loss)	(12)	(30)	(2)	(12)	(41)	0	(97)
Purchases, issuances, sales and settlements:
Purchases	56	7	0	88	145	10	306
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(21)	(8)	0	(20)	(183)	0	(232)
Transfers into Level 3	0	0	0	0	68	0	68
Transfers out of Level 3	(24)	0	0	0	0	0	(24)
Balance, end of period	$310	$507	$34	$148	$621	$197	$1,817
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$1	$0	$0	$0	$(2)	$(1)

Nine Months Ended September 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	(13)	(13)
Unrealized gains (losses) included in other comprehensive income (loss)	(23)	(18)	(4)	2	(33)	0	(76)
Purchases, issuances, sales and settlements:
Purchases	383	36	0	0	148	10	577
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(144)	(15)	(2)	(7)	(3)	0	(171)
Transfers into Level 3	124	18	0	3	39	0	184
Transfers out of Level 3	(3)	(259)	0	(87)	(329)	(3)	(681)
Balance, end of period	$680	$259	$31	$70	$564	$203	$1,807
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$1	$0	$0	$0	$(9)	$(7)

Nine Months Ended September 30, 2022
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$1,471
Net investment gains (losses) included in earnings	0	2	0	1	0	(2)	1
Unrealized gains (losses) included in other comprehensive income (loss)	(81)	(111)	(9)	(14)	(96)	0	(311)
Purchases, issuances, sales and settlements:
Purchases	222	35	0	121	267	53	698
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(59)	(40)	0	(23)	(185)	(7)	(314)
Transfers into Level 3	0	128	0	18	350	0	496
Transfers out of Level 3	(63)	0	0	0	(141)	(20)	(224)
Balance, end of period	$310	$507	$34	$148	$621	$197	$1,817
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$1	$0	$0	$0	$(4)	$(3)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2023
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$680	Consensus pricing	Offered quotes	80.10	-	105.93	(a)	97.03
Public utilities	259	Consensus pricing	Offered quotes	93.16	-	98.77	(a)	95.08
Sovereign and supranational	31	Consensus pricing	Offered quotes	N/A			(c)	N/A
Banks/financial institutions	70	Discounted cash flow	Credit spreads	N/A			(c)	N/A
Other corporate	564	Discounted cash flow	Credit spreads	68 bps	-	512 bps	(b)	207 bps
Equity securities	203	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$1,807
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
Securities available-for-sale, carried at fair value:
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

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	September 30, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	247	93	26	7	109	90	122	60	7	43	0	804
Amortization expense	(139)	(80)	(26)	(2)	(103)	(84)	(102)	(48)	(9)	(18)	3	(608)
Foreign currency translation and other	(352)	(244)	(58)	(7)	0	0	0	0	0	0	(3)	(664)
Balance at September 30, 2023	$2,791	$1,930	$467	$53	$910	$619	$1,324	$430	$86	$160	$1	$8,771

	December 31, 2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2021	$3,464	$2,372	$595	$51	$887	$604	$1,270	$399	$90	$115	$1	$9,848
Capitalization	291	161	33	12	147	117	160	80	11	40	0	1,052
Amortization expense	(188)	(112)	(35)	(3)	(130)	(108)	(126)	(61)	(13)	(20)	4	(792)
Foreign currency translation and other	(532)	(260)	(68)	(5)	0	0	0	0	0	0	(4)	(869)
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs or methods used to determine amortization amounts during the nine-month periods ended September 30, 2023 and 2022. The Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits during the nine-month periods ended September 30, 2023 and 2022. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern. See Note 1 for more information on deferred policy acquisition costs.

7.    POLICY LIABILITIES

Future Policy Benefits

The liability for future policy benefits is determined as the present value of expected future benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts. Future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

The following tables present the changes in the present value of expected future net premiums and the present value of expected future policy benefits by reporting segment and disaggregated by product type. The present value of expected future net premiums and the present value of expected future policy benefits are presented gross of internal and external reinsurance.

	September 30, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	(166)	(473)	44	(12)	(16)	(51)	(494)	(142)	(9)	61	(9)
Effect of actual variances from expected experience	(261)	(90)	(34)	(9)	(44)	(6)	(154)	(48)	(13)	(9)	2
Adjusted beginning of period balance	17,794	15,632	7,294	1,221	2,700	1,718	4,402	1,175	209	851	111
Issuances	770	285	267	19	256	293	397	203	31	137	76
Interest accrual	312	255	94	15	77	46	137	34	6	23	4
Net premiums collected (1)	(1,182)	(959)	(778)	(85)	(356)	(292)	(440)	(187)	(30)	(101)	(12)
Foreign currency translation	(2,023)	(1,767)	(798)	(137)	0	0	0	0	0	0	0
Other	(1)	(1)	0	0	(5)	(6)	(5)	(3)	1	1	8
Ending balance at original discount rate	15,670	13,445	6,079	1,033	2,672	1,759	4,491	1,222	217	911	187
Effect of changes in discount rate assumptions	823	449	171	9	(283)	(162)	(630)	(150)	(23)	(105)	(15)
Balance at September 30, 2023	$16,493	$13,894	$6,250	$1,042	$2,389	$1,597	$3,861	$1,072	$194	$806	$172
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	(148)	(510)	66	(27)	(11)	(59)	(592)	(194)	(14)	72	(13)
Effect of actual variances from expected experience	(314)	(102)	(43)	(7)	(61)	(21)	(188)	(68)	(17)	(12)	2
Adjusted beginning of period balance	47,215	26,954	32,823	5,906	3,319	2,556	12,066	2,038	501	1,838	613
Issuances	787	295	272	24	265	305	408	211	33	140	76
Interest accrual	1,116	461	472	76	95	72	396	64	15	50	24
Benefit payments	(2,245)	(883)	(1,090)	(154)	(340)	(349)	(668)	(207)	(44)	(81)	(35)
Foreign currency translation	(5,327)	(3,064)	(3,681)	(664)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	1	0	3	5	9
Ending balance at original discount rate	41,546	23,763	28,796	5,188	3,339	2,584	12,203	2,106	508	1,952	687
Effect of changes in discount rate assumptions	5,663	(170)	(868)	(332)	(375)	(233)	(1,743)	(259)	(58)	(344)	(35)
Balance at September 30, 2023	47,209	23,593	27,928	4,856	2,964	2,351	10,460	1,847	450	1,608	652
Net liability for future policy benefits	30,716	9,699	21,678	3,814	575	754	6,599	775	256	802	480
Less: reinsurance recoverable	1,952	1,422	0	0	0	0	0	0	0	11	0
Net liability for future policy benefits after reinsurance recoverable	$28,764	$8,277	$21,678	$3,814	$575	$754	$6,599	$775	$256	$791	$480
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2021	$25,893	$21,174	$10,847	$1,586	$3,283	$1,862	$6,023	$1,467	$264	$834	$153
Beginning balance at original discount rate	22,470	18,681	10,064	1,461	2,999	1,760	5,391	1,380	241	780	135
Effect of changes in cash flow assumptions	(639)	317	(494)	25	(52)	5	(38)	42	10	(1)	(12)
Effect of actual variances from expected experience	(284)	61	(81)	(10)	(152)	(43)	(421)	(111)	(20)	(16)	6
Adjusted beginning of period balance	21,547	19,059	9,489	1,476	2,795	1,722	4,932	1,311	231	763	129
Issuances	947	639	221	62	355	384	537	273	33	146	0
Interest accrual	459	364	146	22	105	57	193	45	9	27	5
Net premiums collected (1)	(1,734)	(1,376)	(1,229)	(123)	(496)	(382)	(612)	(261)	(42)	(131)	(17)
Foreign currency translation	(2,997)	(2,488)	(1,343)	(195)	0	0	0	0	0	0	0
Other	(1)	(3)	0	0	1	(6)	0	(3)	0	(6)	1
Ending balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in discount rate assumptions	1,077	519	201	14	(226)	(140)	(564)	(145)	(20)	(75)	(8)
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Present value of expected future policy benefits:
Balance at December 31, 2021	$72,747	$36,021	$42,720	$7,322	$3,949	$2,871	$15,388	$2,552	$616	$1,843	$837
Beginning balance at original discount rate	56,807	31,398	39,002	6,787	3,594	2,670	13,079	2,300	549	1,694	645
Effect of changes in cash flow assumptions	(721)	352	(550)	96	(70)	5	(43)	40	13	(1)	(15)
Effect of actual variances from expected experience	(333)	83	(91)	(10)	(177)	(48)	(465)	(130)	(23)	(21)	7
Adjusted beginning of period balance	55,753	31,833	38,361	6,873	3,347	2,627	12,571	2,210	539	1,672	637
Issuances	960	646	222	68	364	397	550	282	34	149	0
Interest accrual	1,599	642	670	106	128	94	539	85	21	62	32
Benefit payments	(3,050)	(1,375)	(1,248)	(202)	(456)	(483)	(823)	(277)	(62)	(103)	(45)
Foreign currency translation	(7,585)	(4,180)	(5,205)	(905)	0	0	0	0	0	0	0
Other	0	0	0	0	8	1	9	0	0	(2)	0
Ending balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in discount rate assumptions	7,089	(147)	(846)	(358)	(293)	(191)	(1,357)	(226)	(44)	(252)	(2)
Balance at December 31, 2022	54,766	27,419	31,954	5,582	3,098	2,445	11,489	2,074	488	1,526	622
Net liability for future policy benefits	35,468	10,705	24,469	4,326	564	810	7,003	854	277	802	512
Less: reinsurance recoverable	0	1,579	0	0	0	0	0	0	0	9	0
Net liability for future policy benefits after reinsurance recoverable	$35,468	$9,126	$24,469	$4,326	$564	$810	$7,003	$854	$277	$793	$512
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

September 30, 2023
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.6%	2.1%	1.8%	3.9%	4.2%	4.6%	4.4%	4.3%	3.7%	5.4%
Weighted-average interest, current discount rate (1)	1.8%	2.3%	1.7%	2.0%	5.4%	5.4%	5.4%	5.4%	5.4%	5.4%	5.4%
Weighted-average liability duration (years)	13.1	25.2	16.4	17.5	8.3	5.5	11.3	9.3	8.0	13.9	9.5
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

(In millions)	September 30, 2023	December 31, 2022
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$30,716	$35,468
Medical and other health	9,699	10,705
Life insurance	21,678	24,469
Other	3,814	4,326
Aflac U.S.
Accident	575	564
Disability	754	810
Critical care	6,599	7,003
Hospital indemnity	775	854
Dental/vision	256	277
Life insurance	802	802
Other	480	512
Corporate and other	2,375	686
Deferred profit liability - limited-payment contracts	1,669	1,740
Deferred profit liability - reinsurance	590	692
Intercompany eliminations (1)	(2,334)	(667)
Total	$78,448	$88,241
(1) Elimination entry necessary due to the internal reinsurance transaction with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 for additional details.

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

For the three-month periods ended September 30, 2023 and 2022, the Company recognized $4.2 billion and $2.4 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. For the nine-month periods ended September 30, 2023 and 2022, the Company recognized $1.2 billion and $11.8 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the nine-month periods ended September 30, 2023 and 2022.

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

For the three- and nine-month periods ended September 30, 2023 and 2022, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. During the three-month periods ended September 30, 2023 and 2022, the Company's adjustment for actual variances from expected experience resulted in reserve remeasurement gains of $54 million and $18 million in the consolidated statements of earnings, respectively. During the nine-month periods ended September 30, 2023 and 2022, the Company's adjustment for actual variances from expected experience resulted in reserve remeasurement gains of $161 million and $77 million in the consolidated statements of earnings, respectively. There were no changes to the inputs or methods used in measuring the liability for future policy benefits during the nine-month periods ended September 30, 2023 and 2022.

The Company performs an annual review of its assumptions during the third quarter. In 2023, the Company's annual review process resulted in favorable changes to its morbidity and termination assumptions, largely due to reflecting more recent favorable U.S. morbidity experience. These assumption updates, together with the variance of actual from expected experience, resulted in reserve remeasurement gains of $312 million in the consolidated statement of earnings for the nine-month period ended September 30, 2023. In 2022, the Company's annual review process resulted in favorable changes to its morbidity assumptions due to favorable claims experience, primarily. This, together with the variance of actual experience from expected experience, resulted in reserve remeasurement gains of $215 million in the consolidated statement of earnings for the year ended December 31, 2022.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net earned premiums:
Aflac Japan
Cancer	$1,004	$1,106	$3,154	$3,640
Medical and other health	640	690	2,018	2,253
Life insurance	371	377	1,183	1,360
Other	38	39	113	124
Aflac U.S.
Accident	320	324	973	990
Disability	315	293	941	882
Critical care	436	434	1,317	1,319
Hospital indemnity	180	178	547	546
Dental/vision	53	50	160	148
Life insurance	122	99	351	297
Other	13	9	31	29
Corporate and other	83	35	258	112
Reinsurance ceded	(99)	(99)	(309)	(321)
Total	$3,476	$3,535	$10,737	$11,379

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest expense:
Aflac Japan
Cancer	$243	$242	$804	$868
Medical and other health	63	59	206	210
Life insurance	115	112	378	397
Other	19	18	61	63
Aflac U.S.
Accident	6	6	18	18
Disability	8	9	26	27
Critical care	86	87	259	259
Hospital indemnity	10	11	30	31
Dental/vision	3	3	9	10
Life insurance	8	9	27	26
Other	7	7	20	20
Total	$568	$563	$1,838	$1,929

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

	September 30, 2023		December 31, 2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future benefits and expenses:
Aflac Japan
Cancer	$73,299	$82,368	$75,529	$84,246
Medical and other health	48,031	49,223	50,720	50,778
Life insurance	15,926	52,692	16,946	53,271
Other	2,223	9,249	2,322	9,433
Aflac U.S.
Accident	9,246	4,595	9,481	4,636
Disability	5,800	3,215	5,858	3,267
Critical care	20,099	20,748	21,069	22,113
Hospital indemnity	5,005	3,058	5,164	3,338
Dental/vision	1,168	726	1,208	759
Life insurance	2,692	3,208	2,375	2,787
Other	509	1,251	333	1,147
Total	$183,998	$230,333	$191,005	$235,775

	September 30, 2023		December 31, 2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future benefits and expenses:
Aflac Japan
Cancer	$45,569	$47,209	$53,278	$54,766
Medical and other health	29,117	23,593	34,693	27,419
Life insurance	10,780	27,928	12,951	31,954
Other	1,438	4,856	1,697	5,582
Aflac U.S.
Accident	6,144	2,964	6,510	3,098
Disability	4,319	2,351	4,468	2,445
Critical care	11,752	10,460	12,659	11,489
Hospital indemnity	3,301	1,847	3,483	2,074
Dental/vision	768	450	821	488
Life insurance	1,797	1,608	1,663	1,526
Other	316	652	228	622
Total	$115,301	$123,918	$132,451	$141,463

Loss expense as a result of net premium ratio capping for the three- and nine-month periods ended September 30, 2023 and 2022 was immaterial.

Other Policyholders' Funds

As of September 30, 2023 and December 31, 2022, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	September 30, 2023	December 31, 2022
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$6,423	$7,410
Premiums received	90	150
Transfers from WAYS conversions	162	214
Surrenders and withdrawals	(40)	(52)
Benefit payments	(296)	(367)
Interest credited	37	57
Foreign currency translation and other	(724)	(989)
Fixed annuities account balance, end of period	5,652	6,423
Other deposit type reserves	232	220
Total	$5,884	$6,643
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	September 30, 2023			December 31, 2022
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.3%	$5,652	$5,564	0.5% - 2.3%	$6,423	$6,326
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at September 30, 2023 and December 31, 2022.

Aflac Japan’s fixed annuities have guaranteed fixed crediting rates which results in the policyholders' funds balances being able to cover all guaranteed benefit amounts. The reserves are adequate to fully fund future benefits at any given time.

See Note 1 for additional information on policy liabilities.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $590 million and $692 million as of September 30, 2023 and December 31, 2022, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheets and had a remaining balance of $895 million and $912 million as of September 30, 2023 and December 31, 2022, respectively.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance and the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Direct earned premiums	$3,524	$3,565	$10,885	$11,472
Ceded to other companies:
Ceded Aflac Japan closed blocks	(75)	(80)	(240)	(266)
Other	(24)	(19)	(69)	(55)
Assumed from other companies:
Retrocession activities	33	35	96	112
Other	18	34	65	116
Net earned premiums	$3,476	$3,535	$10,737	$11,379

Direct benefits and claims, excluding reserve remeasurement	$2,106	$2,178	$6,545	$7,029
Reserve remeasurement (gains) losses	(219)	(73)	(327)	(132)
Total direct benefits and claims	1,887	2,105	6,218	6,897
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(71)	(72)	(222)	(237)
Reserve remeasurement (gains) losses	14	(20)	15	(20)
Eliminations	42	2	125	11
Other	(49)	(2)	(154)	(21)
Assumed from other companies:
Retrocession activities	29	41	90	119
Eliminations	(44)	(3)	(120)	(20)
Other	52	25	156	104
Total benefits and claims, net	$1,860	$2,076	$6,108	$6,833
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

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of September 30, 2023. This reinsurance facility agreement was renewed in 2022 and is effective until December 31, 2023. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2023, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2023	December 31, 2022
1.125% senior sustainability notes due March 2026	$398	$397
2.875% senior notes due October 2026	299	298
3.60% senior notes due April 2030	993	992
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	83	93
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	400	450
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	222	250
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	84	95
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	88	99
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	195	220
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	200	225
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	62	70
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	137	155
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	140	158
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	80	90
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	101	114
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	65	73
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	70	79
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	66	75
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	42	49
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	59	66
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	42	47
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	66	75
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	397	448
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	200	226
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	132	149
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	79	90
Yen-denominated loans:
Variable interest rate loan due August 2027 (.35% in 2023 and .33% in 2022, principal amount ¥11.7 billion)	78	88
Variable interest rate loan due August 2029 (.45% in 2023 and .43% in 2022, principal amount ¥25.3 billion)	169	190
Variable interest rate loan due August 2032 (.60% in 2023 and .58% in 2022, principal amount ¥70.0 billion)	466	524
Finance lease obligations payable through 2030	7	8
Operating lease obligations payable through 2049	130	139
Total notes payable and lease obligations	$6,961	$7,442
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of September 30, 2023 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 28, 2023	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo Interbank Market Rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's USD short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2023	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 1, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 27, 2023	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 45 basis points per annum	No later than November 28, 2023	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2024	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than April 9, 2024	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2024	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2024	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2024	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac Digital Services Co., Ltd. (formerly known as Hatch Insight K.K.)(1)	uncommitted revolving	364 days	January 3, 2024	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 16, 2024	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than July 17, 2024	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
Aflac Re Bermuda Ltd.(1)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2023. No events of default or defaults occurred during the nine-month period ended September 30, 2023.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2023	2022
Common stock - issued:
Balance, beginning of period	1,354,079	1,352,739
Exercise of stock options and issuance of restricted shares	1,233	1,230
Balance, end of period	1,355,312	1,353,969
Treasury stock:
Balance, beginning of period	738,823	700,607
Purchases of treasury stock:
Share repurchase program	30,199	30,249
Other	360	354
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(707)	(787)
Exercise of stock options	(81)	(108)
Other	(179)	(214)
Balance, end of period	768,415	730,101
Shares outstanding, end of period	586,897	623,868

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Anti-dilutive share-based awards	0	53	68	158

Share Repurchase Program

During the first nine months of 2023, the Company repurchased 30.2 million shares of its common stock for $2.1 billion as part of its share repurchase program. During the first nine months of 2022, the Company repurchased 30.2 million shares of its common stock for $1.8 billion as part of its share repurchase program. As of September 30, 2023, a remaining balance of 86.4 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2023	$(4,249)	$1,978	$(25)	$(5,059)	$17	$(7,338)
Other comprehensive income (loss) before reclassification	(235)	(2,349)	0	4,193	0	1,609
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	1	0	0	(31)
Net current-period other comprehensive income (loss)	(235)	(2,381)	1	4,193	0	1,578
Balance at September 30, 2023	$(4,484)	$(403)	$(24)	$(866)	$17	$(5,760)
All amounts in the table above are net of tax.

Three Months Ended September 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2022	$(3,218)	$2,930	$(29)	$(6,503)	$(160)	$(6,980)
Other comprehensive income (loss) before reclassification	(1,156)	(1,753)	(1)	2,428	(4)	(486)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(46)	1	0	6	(39)
Net current-period other comprehensive income (loss)	(1,156)	(1,799)	0	2,428	2	(525)
Balance at September 30, 2022	$(4,374)	$1,131	$(29)	$(4,075)	$(158)	$(7,505)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Nine Months Ended September 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(920)	398	0	1,234	52	764
Amounts reclassified from accumulated other comprehensive income (loss)	0	(99)	3	0	1	(95)
Net current-period other comprehensive income (loss)	(920)	299	3	1,234	53	669
Balance at September 30, 2023	$(4,484)	$(403)	$(24)	$(866)	$17	$(5,760)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Nine Months Ended September 30, 2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(1,985)	$9,602	$(30)	$(15,832)	$(166)	$(8,411)
Other comprehensive income (loss) before reclassification	(2,389)	(8,272)	(1)	11,757	(6)	1,089
Amounts reclassified from accumulated other comprehensive income (loss)	0	(199)	2	0	14	(183)
Net current-period other comprehensive income (loss)	(2,389)	(8,471)	1	11,757	8	906
Balance at September 30, 2022	$(4,374)	$1,131	$(29)	$(4,075)	$(158)	$(7,505)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$41	Net investment gains (losses)
	(9)	Tax (expense) or benefit(1)
	$32	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$31	Net of tax
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

(In millions)	Nine Months Ended September 30, 2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$125	Net investment gains (losses)
	(26)	Tax (expense) or benefit(1)
	$99	Net of tax
Unrealized gains (losses) on derivatives	$(3)	Net investment gains (losses)
	(1)	Net investment income
	(4)	Total before tax
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(1)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$95	Net of tax
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

11.    SHARE-BASED COMPENSATION

As of September 30, 2023, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2023, approximately 34.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2023, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2023.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	1,131	2.4	$50	$32.88
Exercisable	1,131	2.4	50	32.88

The Company received cash from the exercise of stock options in the amount of $13 million during the first nine months of 2023 and 2022. The tax benefit realized as a result of stock option exercises and restricted stock releases was $20 million in the first nine months of 2023, compared with $18 million in the first nine months of 2022.

As of September 30, 2023, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $47 million, of which $25 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.6 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2023.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2022	2,414	$56.21
Granted in 2023	1,145	70.58
Canceled in 2023	(82)	60.10
Vested in 2023	(1,151)	52.80
Restricted stock at September 30, 2023	2,326	$62.77

In February 2023, the Company granted 454 thousand performance-based stock awards and units, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards and units with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage payout estimate will be updated each quarter.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $2 million and $5 million for the three-month periods and $(41) million and $11 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4	$5	$0	$6	$0	$0
Interest cost	2	1	10	9	0	1
Expected return on plan assets	(2)	(2)	(8)	(11)	0	0
Amortization of net actuarial loss	0	0	0	6	0	1
Curtailment (gain) loss	0	0	0	0	0	0
Net periodic (benefit) cost	$4	$4	$2	$10	$0	$2

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$11	$15	$7	$19	$0	$0
Interest cost	6	4	31	26	1	1
Expected return on plan assets	(5)	(6)	(26)	(32)	0	0
Amortization of net actuarial loss	0	0	0	16	1	2
Curtailment (gain) loss	0	0	(49)	0	0	0
Net periodic (benefit) cost	$12	$13	$(37)	$29	$2	$3

During the nine months ended September 30, 2023, Aflac Japan contributed approximately $19 million (using the weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2023) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

In February 2023, the Company renewed an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. As of September 30, 2023, the agreement has a remaining term of five years and an aggregate remaining cost of ¥19.2 billion ($128 million using the September 30, 2023 exchange rate).

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

See Note 3 for details on certain investment commitments.

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

Guaranty fund assessments for the three- and nine-month periods ended September 30, 2023 and 2022 were immaterial.

14.    SUBSEQUENT EVENTS

In October 2023, the Company received BMA approval for Aflac Re and ALIJ to enter into a coinsurance transaction whereby ALIJ will cede 30% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. The Company intends to execute this transaction in the fourth quarter of 2023. This transaction is expected to transfer approximately ¥286 billion of reserves associated with these policies and is expected to also involve the transfer of assets by ALIJ to Aflac Re to support these reserves. This internal reinsurance transaction will have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

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
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the nine-month periods ended September 30, 2023 and 2022, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $5.0 billion in the third quarter of 2023, compared with $4.7 billion in the third quarter of 2022. Net earnings were $1.6 billion, or $2.64 per diluted share in the third quarter of 2023, compared with $1.8 billion, or $2.82 per diluted share in the third quarter of 2022.
Total revenues were $14.9 billion in the first nine months of 2023, compared with $15.2 billion in the first nine months of 2022. Net earnings were $4.4 billion, or $7.28 per diluted share in the first nine months of 2023, compared with $4.2 billion, or $6.57 per diluted share, in the first nine months of 2022.
Results in the third quarter of 2023 included pretax net investment gains of $423 million, compared with pretax net investment gains of $199 million in the third quarter of 2022. Net investment gains in the third quarter of 2023 included an increase in credit loss allowances of $29 million; $381 million of net gains from certain derivative and foreign currency gains or losses; $47 million of net gains on equity securities; and $24 million of net gains from sales and redemptions.
Results in the first nine months of 2023 included pretax net investment gains of $1.1 billion, compared with pretax net investment gains of $885 million in the first nine months of 2022. Net investment gains in the first nine months of 2023 included an increase in credit loss allowances of $60 million; $1.0 billion of net gains from certain derivative and foreign currency gains or losses; $35 million of net gains on equity securities; and $105 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended September 30, 2023 was 144.97, or 5.4% weaker than the average yen/dollar exchange rate(1) of 137.08 for the same period in 2022. The average yen/dollar exchange rate(1) for the nine-month period ended September 30, 2023 was 138.38, or 8.5% weaker than the average yen/dollar exchange rate(1) of 126.65 for the same period in 2022.
Adjusted earnings(2) in the third quarter of 2023 were $1.1 billion, or $1.84 per diluted share, compared with $910 million, or $1.44 per diluted share in the third quarter of 2022. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.06. Adjusted earnings(2) in the first nine months of 2023 were $3.0 billion, or $4.97 per diluted share, compared with $2.8 billion, or $4.35 per diluted share, in the first nine months of 2022. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.17.
Total investments and cash at September 30, 2023 were $111.3 billion, compared with $117.4 billion at December 31, 2022. In the first nine months of 2023, Aflac Incorporated repurchased $2.1 billion, or 30.2 million of its common shares. At September 30, 2023, the Company had 86.4 million remaining shares authorized for repurchase.
Shareholders’ equity was $22.7 billion, or $38.63 per share, at September 30, 2023, compared with $20.1 billion, or $32.73 per share, at December 31, 2022. Shareholders’ equity at September 30, 2023 included a cumulative decrease of $866 million from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.1 billion at December 31, 2022, and a net unrealized loss on investment securities and derivatives of $427 million, compared with a net unrealized loss of $729 million at December 31, 2022. Shareholders’ equity at September 30, 2023 also included an unrealized foreign currency translation loss of $4.5 billion, compared with an unrealized foreign currency translation loss of $3.6 billion at December 31, 2022. The annualized return on average shareholders’ equity in the third quarter of 2023 was 29.1%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $28.4 billion, or $48.44 per share at September 30, 2023, compared with $26.6 billion, or $43.18 per share, at December 31, 2022. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the third quarter of 2023 was 16.1%.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net earnings	$1,569	$1,781	$2.64	$2.82	$4,391	$4,222	$7.28	$6.57
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(504)	(222)	(.85)	(.35)	(1,363)	(923)	(2.26)	(1.44)
Other and non-recurring (income) loss	(3)	(1)	(.01)	.00	(38)	(1)	(.06)	.00
Income tax (benefit) expense on items excluded from adjusted earning (2)	33	(648)	.06	(1.03)	12	(501)	.02	(.78)
Adjusted earnings	1,095	910	1.84	1.44	3,001	2,797	4.97	4.35
Current period foreign currency impact (3)	33	N/A	.06	N/A	100	N/A	.17	N/A
Adjusted earnings excluding current period foreign currency impact	$1,128	$910	$1.90	$1.44	$3,101	$2,797	$5.14	$4.35
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Primarily reflects release of $695 in deferred taxes in the third quarter of 2022
(3) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net investment (gains) losses	$(423)	$(199)	$(1,101)	$(885)
Items impacting net investment (gains) losses:
Amortized hedge costs	(26)	(28)	(148)	(84)
Amortized hedge income	25	19	92	44
Net interest cash flows from derivatives associated with certain investment strategies	(88)	(26)	(239)	(36)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	8	13	32	38
Adjusted net investment (gains) losses	$(504)	$(222)	$(1,363)	$(923)

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 13.1% for the three-month period ended September 30, 2023, compared with (34.0)% for the same period in 2022. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 11.7% for the nine-month period ended September 30, 2023, compared with 2.5% for the same period in 2022. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2022 Annual Report.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In the third quarter of 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change the functional currency of the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST are no longer recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The change in functional currency resulted in the Company recognizing an income tax benefit of $695 million ($1.10 per basic and diluted share, respectively) in the third quarter of 2022.

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

Reconciliation of Book Value to Adjusted Book Value

The following table is a reconciliation of items impacting adjusted book value and adjusted book value per diluted share to the most directly comparable U.S. GAAP financial measures of book value and book value per diluted share, respectively.

(In millions, except for share and per-share amounts)	September 30, 2023	December 31, 2022
U.S. GAAP book value	$22,669	$20,140
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,484)	(3,564)
Unrealized gains (losses) on securities and derivatives	(427)	(729)
Effect of changes in discount rate assumptions	(866)	(2,100)
Pension liability adjustment	17	(36)
Total accumulated other comprehensive income	(5,760)	(6,429)
Adjusted book value	28,429	26,569

Number of shares outstanding at end of period	586,897	615,256

U.S. GAAP book value per common share	$38.63	$32.73
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(7.64)	(5.79)
Unrealized gains (losses) on securities and derivatives per common share	(.73)	(1.18)
Effect of changes in discount rate assumptions per common share	(1.48)	(3.41)
Pension liability adjustment per common share	.03	(.06)
Total accumulated other comprehensive income per common share	(9.81)	(10.45)
Adjusted book value per common share	48.44	43.18
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Reconciliation of Return on Equity to Adjusted Return on Equity

The following table is a reconciliation of items impacting adjusted return on equity to the most directly comparable U.S. GAAP financial measure of return on equity for the three-month period ended September 30, 2023.

U.S. GAAP return on equity - net earnings (1)	29.1%
Impact of excluding unrealized foreign currency translation gains (losses)	(4.5)
Impact of excluding unrealized gains (losses) on securities and derivatives	.8
Impact of excluding effect of changes in discount rate assumptions	(3.1)
Impact of excluding pension liability adjustment	.0
Impact of excluding accumulated other comprehensive income	(6.8)
U.S. GAAP return on equity less accumulated other comprehensive income	22.3
Differences between adjusted earnings and net earnings (2)	(6.7)
Adjusted return on equity - reported	15.6
Impact of foreign currency (3)	(.5)
Adjusted return on equity, excluding impact of foreign currency	16.1
(1) U.S. GAAP return on equity is calculated by dividing net earnings (annualized) by average shareholders' equity.
(2) See separate reconciliation of net earnings to adjusted earnings above.
(3) Impact of foreign currency is calculated by restating all foreign currency components of the income statement to the weighted average foreign currency exchange rate for the comparable prior year period. The impact is the difference of the restated adjusted earnings compared to reported adjusted earnings. Current period income is restated using the weighted average prior period exchange rate, which eliminates the foreign currency impact for the current period. This allows for equal comparison of this financial measure.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net earned premiums (1)	$1,973	$2,125	$6,207	$7,084
Net investment income: (2)
Yen-denominated investment income	243	335	755	898
U.S. dollar-denominated investment income	462	357	1,320	1,251
Net investment income	705	692	2,075	2,149
Amortized hedge costs related to certain foreign currency exposure management strategies	26	28	148	84
Adjusted net investment income	679	663	1,927	2,066
Other income (loss)	8	9	26	26
Total adjusted revenues	2,660	2,797	8,160	9,176
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,319	1,465	4,164	4,852
Reserve remeasurement (gains) losses	(33)	(45)	(68)	(69)
Total benefits and claims, net	1,286	1,420	4,097	4,783
Adjusted expenses:
Amortization of deferred policy acquisition costs	79	80	247	258
Insurance commissions	112	132	377	435
Insurance and other expenses	315	347	960	1,140
Total adjusted expenses	506	560	1,585	1,833
Total benefits and adjusted expenses	1,791	1,980	5,682	6,616
Pretax adjusted earnings	$869	$817	$2,479	$2,560
Weighted-average yen/dollar exchange rate	144.97	137.08	138.38	126.65

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net earned premiums	(7.2)%	(23.9)%	(12.4)%	(17.7)%	(2.8)%	(4.5)%	(5.0)%	(3.4)%
Adjusted net investment income	2.4	(13.1)	(6.7)	(8.6)	7.2	9.8	.9	8.1
Total adjusted revenues	(4.9)	(21.5)	(11.1)	(15.8)	(.5)	(1.4)	(3.6)	(1.0)
Pretax adjusted earnings	6.4	(14.8)	(3.2)	(10.5)	11.4	7.4	4.9	5.9
(1) Includes a gain (loss) of $22 and $(41) for the three-month periods and $22 and $(42) for the nine-month periods ended September 30, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(79) and $(25) for the three-month periods and $(214) and $(37) for the nine-month periods ended September 30, 2023 and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and nine-month periods ended September 30, 2023, net earned premiums in yen terms decreased, as compared with the same periods in 2022, primarily due to limited-pay products reaching premium paid-up status and the internal reinsurance transaction with Aflac Re that occurred in January 2023, partially offset by an unlock of future deferred profit liability assumptions in the third quarter of 2023. Adjusted net investment income in yen terms increased in the three-month period ended September 30, 2023, as compared with the same period in 2022, primarily due to higher variable net investment income and floating rate income. For the three- and nine-month periods ended September 30, 2023, total benefits and claims in yen terms decreased, as compared with the same periods in 2022, primarily due to annual assumption updates in the third quarter of 2023 and 2022. For the three- and nine-month periods ended September 30, 2023, pretax adjusted earnings in yen terms increased, as compared with the same periods in 2022, primarily due to the decrease in total benefits and claims and a decrease in total adjusted expenses related to expense control efforts and the internal reinsurance transaction with Aflac Re that occurred in January 2023, offset by lower revenues.

Annualized premiums in force decreased 4.4% to ¥1.26 trillion as of September 30, 2023, compared with ¥1.32 trillion as of September 30, 2022. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.4 billion at September 30, 2023, compared with $9.1 billion at September 30, 2022. As of September 30, 2023, Aflac Japan exceeded 23 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022
Adjusted net investment income	7.2%	9.8%	.9%	8.1%	1.6%	(2.0)%	(5.0)%	(1.6)%
Total adjusted revenues	(.5)	(1.4)	(3.6)	(1.0)	(1.8)	(3.9)	(5.0)	(3.1)
Pretax adjusted earnings	11.4	7.4	4.9	5.9	7.0	(1.5)	.3	(1.5)
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2023	2022	2023	2022
Total benefits and claims, net	48.2%	50.7%	50.1%	52.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.0	2.9	3.0	2.8
Insurance commissions	4.2	4.7	4.6	4.7
Insurance and other expenses	11.8	12.4	11.8	12.4
Total adjusted expenses	19.0	20.0	19.4	20.0
Pretax adjusted earnings	32.8	29.3	30.5	28.1
Ratios to total premiums:
Total benefits and claims, net	65.1%	66.8%	66.0%	67.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.0	3.8	4.0	3.7
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and nine-month periods ended September 30, 2023, the total benefits and claims ratio to total premiums decreased, as compared with the same periods in 2022, primarily due to a decrease in the third sector benefit ratio from lower medical hospitalization claims related to deemed hospitalization modifications and an associated update to reserve assumptions in the third quarter of 2023, internal reinsurance activity in 2023, and the continued change in the mix of first and third sector business. The total adjusted expense ratio decreased in the three- and nine-month periods ended September 30, 2023, as compared with the same periods in 2022, primarily due to the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses due to expense control efforts and the internal reinsurance transaction with Aflac Re that occurred in January 2023. In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2023, as compared with the same periods in 2022, primarily due to the lower benefit ratio, the lower expense ratio and an offsetting decrease in total adjusted revenues.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of September 30.

	2023	2022
Premium persistency	93.5%	94.3%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2023	2022	2023	2022	2023	2022	2023	2022
New annualized premium sales	$108	$100	$325	$301	¥15.6	¥13.9	¥44.9	¥38.5
Increase (decrease) over prior period	7.8%	(12.0)%	7.9%	(18.9)%	12.4%	10.2%	16.6%	(4.1)%

The increase in new annualized premium sales on a yen basis in the third quarter and the first nine months of 2023 was primarily driven by sales of Aflac Japan's new cancer insurance product and updated first sector products, all of which were launched in the second half of 2022. Further, these products were launched at Dai-ichi Life and other financial institutions in January 2023 and at Japan Post Group in April 2023.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2023	2022	2023	2022
Cancer	65.6%	60.1%	64.7%	55.7%
Medical and other health:
Medical	20.0	26.4	19.3	29.1
Income support	.4	1.2	.5	1.5
Life insurance:
Traditional life (1)	6.1	7.7	6.4	8.6
WAYS	6.0	.6	7.1	.7
Child endowment	.4	.2	.4	.2
Other	1.5	3.8	1.6	4.2
Total	100.0%	100.0%	100.0%	100.0%
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

	2023	2022
Independent corporate and individual	44.4%	49.3%
Affiliated corporate (1)	51.9	46.2
Bank	3.7	4.5
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended September 30, 2023, Aflac Japan recruited 6 new sales agencies. At September 30, 2023, Aflac Japan was represented by approximately 7,100 sales agencies, with approximately 113,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At September 30, 2023, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$71	$0	$338	$0
Private placements	71	70	510	842
Other fixed maturity securities	72	29	149	66
Equity securities	110	82	289	358
Other investments	3	9	12	13
Total yen-denominated	$327	$190	$1,298	$1,279

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$38	$86	$516	$420
Infrastructure debt	25	182	29	296
Collateralized loan obligations	0	0	0	498
Equity securities	0	0	0	22
Commercial mortgage and other loans:
Transitional real estate loans	45	255	160	1,540
Middle market loans	59	333	336	1,007
Other investments	96	100	308	283
Total U.S. dollar-denominated	$263	$956	$1,349	$4,066
Total Aflac Japan purchases	$590	$1,146	$2,647	$5,345

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2023	2022	2023	2022
Total purchases for the period (in millions) (1)	$491	$1,037	$2,327	$5,049
New money yield (1),(2)	4.28%	5.73%	4.84%	4.16%
Return on average invested assets (3)	3.07	2.87	2.80	2.79
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.19%	2.91%	3.19%	2.91%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended September 30, 2023 was primarily due to higher allocations to lower yielding yen-denominated securities. The increase in the Aflac Japan new money yield in the nine-month period ended September 30, 2023 was primarily due to increases in U.S. interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net earned premiums	$1,419	$1,375	$4,272	$4,182
Adjusted net investment income (1)	209	185	609	563
Other income	33	38	102	120
Total adjusted revenues	1,661	1,598	4,983	4,865
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	682	663	2,048	2,024
Reserve remeasurement (gains) losses	(172)	(47)	(242)	(84)
Total benefits and claims	510	616	1,805	1,940
Adjusted expenses:
Amortization of deferred policy acquisition costs	122	114	361	340
Insurance commissions	138	135	420	411
Insurance and other expenses	414	389	1,198	1,154
Total adjusted expenses	674	638	1,979	1,905
Total benefits and adjusted expenses	1,183	1,254	3,784	3,845
Pretax adjusted earnings	$478	$345	$1,199	$1,020
Percentage change over previous period:
Net earned premiums	3.2%	(1.3)%	2.2%	(1.0)%
Adjusted net investment income	13.0	(3.1)	8.2	1.1
Total adjusted revenues	3.9	(1.1)	2.4	(.1)
Pretax adjusted earnings	38.6	(14.8)	17.5	(5.0)
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(9) and $(1) for the three-month periods and $(24) and $1 for the nine-month periods ended September 30, 2023 and 2022, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and nine-month periods ended September 30, 2023, net earned premiums increased, as compared with the same periods in 2022, primarily due to the strong contribution from growth initiatives, including group life and disability, network dental and vision, and consumer markets businesses. Adjusted net investment income increased in the three- and nine-month periods ended September 30, 2023, as compared with the same periods in 2022, primarily due to higher floating rate income due to higher volumes and rates and higher variable net investment income. Pretax adjusted earnings increased in the three- and nine-month periods ended September 30, 2023, as compared with the same periods in 2022, primarily due to lower benefits and claims driven by reserve remeasurement gains related to assumption updates in the third quarter of 2023 and an increase in adjusted revenues, partially offset by higher adjusted expenses. Higher adjusted expenses reflect ongoing investments in the U.S. platform, as well as a $31 million write-off of certain capitalized software development costs in the third quarter of 2023.

Annualized premiums in force increased 2.9% to $6.1 billion at September 30, 2023, compared with $5.9 billion at September 30, 2022.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2023	2022	2023	2022
Total benefits and claims	30.7%	38.5%	36.2%	39.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.3	7.1	7.2	7.0
Insurance commissions	8.3	8.4	8.4	8.4
Insurance and other expenses	24.9	24.4	24.0	23.7
Total adjusted expenses	40.6	39.9	39.7	39.2
Pretax adjusted earnings	28.8	21.6	24.1	21.0
Ratios to total premiums:
Total benefits and claims	35.9%	44.8%	42.3%	46.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.6	8.3	8.5	8.1
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three- and nine-month periods ended September 30, 2023, the total benefits and claims ratio to total premiums decreased, as compared with the same periods in 2022, primarily due to reserve remeasurement gains related to assumption updates in the third quarter of 2023, along with reserve remeasurement gains related to favorable experience. The total adjusted expense ratio increased in the three- and nine-month periods ended September 30, 2023, as compared with the same periods in 2022, primarily due to ongoing investments in the U.S. platform, as well as a $31 million write-off of certain capitalized software development costs in the third quarter of 2023. The Company expects that this adjusted expense ratio will improve over time as its group life and disability, network dental and vision and consumer markets businesses grow to scale and improve their profitability. In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2023, as compared with the same periods in 2022, primarily due to the lower benefit ratio. For the full year of 2023, the Company expects the benefit ratio to be below the outlook range of 47% to 50% and the expense ratio to be slightly above the outlook range of 37% to 40%.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of September 30.

	2023	2022
Premium persistency	78.7%	77.9%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
New annualized premium sales	$359	$334	$998	$938
Increase (decrease) over prior period	7.5%	11.8%	6.4%	15.2%

New annualized premium sales for accident insurance decreased 5.2%; disability sales increased 3.7%; critical care insurance sales (including cancer insurance) increased 10.2%; hospital indemnity insurance sales decreased 4.0%; dental/vision sales decreased 2.1%; and life sales increased 66.2% in the third quarter of 2023, compared with the third quarter of 2022. The increase in new annualized premium sales for Aflac U.S. in the third quarter of 2023 reflects continued improvement from investment in growth initiatives as well as productivity gains.
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2023	2022	2023	2022
Accident	19.9%	22.6%	21.9%	24.1%
Disability	28.2	28.9	26.1	25.9
Critical care(1)	18.6	18.1	19.8	19.9
Hospital indemnity	12.6	14.1	14.2	15.2
Dental/vision	5.7	6.3	6.5	6.1
Life	15.0	10.0	11.5	8.8
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the third quarter of 2023, the Aflac U.S. sales force included an average of approximately 6,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

In July 2023, the U.S. Department of Labor, U.S. Treasury Department and U.S. Department of Health and Human Services issued a proposed joint rule that, as written, would impose significant limitations on the structure of benefits for hospital indemnity and other fixed indemnity plans, including those sold by Aflac U.S. The current benefit structure for these products allows the Company to vary the amount of benefits by the services or items received, severity of illness or injury, or any other characteristics particular to a course of treatment. If finalized in its current form, the proposed rule would eliminate Aflac U.S.’s ability to vary the amount of benefits provided by these products. In addition, the proposed rule also proposes to change the tax treatment of all fixed indemnity products. Under the proposal, if premiums are paid on a pretax basis (either by the employer or by employee pretax salary reduction), then the entire amount of the benefit would be taxable income regardless of the amount of the employee’s unreimbursed medical expenses. Currently, only the benefits received in excess of unreimbursed medical or medical-related costs are subject to tax. The comment period for the proposed rule closed on September 11, 2023. Aflac U.S. has filed comments opposing the proposed rule. The timing and substance of the final regulations, if any, is not known, and any such final rule could be the subject of litigation.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Fixed maturity securities:
Other fixed maturity securities	$174	$138	$601	$477
Infrastructure debt	0	104	0	123
Collateralized loan obligations	0	0	0	199
Equity securities	0	4	0	23
Commercial mortgage and other loans:
Transitional real estate loans	18	125	73	310
Commercial mortgage loans	19	0	19	0
Middle market loans	6	56	55	262
Other investments	11	11	34	32
Total Aflac U.S. Purchases	$228	$438	$782	$1,426

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2023	2022	2023	2022
Total purchases for period (in millions) (1)	$217	$427	$748	$1,394
New money yield (1),(2)	7.21%	6.24%	7.38%	4.90%
Return on average invested assets (3)	5.04	4.57	4.84	4.74
Portfolio book yield, end of period (1),(2)	5.52%	5.21%	5.52%	5.21%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in the three- and nine-month periods ended September 30, 2023 was primarily due to increases in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net earned premiums	$83	$35	$258	$112
Net investment income (loss) (1)	2	16	24	11
Amortized hedge income related to certain foreign currency management strategies	25	19	92	44
Adjusted net investment income	27	35	116	55
Other income	4	3	9	22
Total adjusted revenues	115	73	384	189
Total benefits and claims, net	65	40	206	110
Adjusted expenses:
Interest expense	39	44	109	123
Other adjusted expenses	59	45	176	129
Total adjusted expenses	98	89	285	252
Total benefits and adjusted expenses	163	129	490	362
Pretax adjusted earnings	$(49)	$(56)	$(107)	$(173)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $64 and $19 for the three-month periods and $169 and $61 for the nine-month periods ended September 30, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $63 and $19 for the three-month periods and $171 and $63 for the nine-month periods ended September 30, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

For the three-month period ended September 30, 2023, total adjusted revenues increased, as compared with the same period in 2022, primarily due to higher total premiums associated with the internal reinsurance transaction with Aflac Re that occurred in January 2023, partially offset by a decrease in adjusted net investment income resulting from the impact of historic and solar tax credits. For the nine-month period ended September 30, 2023, total adjusted revenues increased, as compared with the same period in 2022, primarily due to higher total premiums associated with the internal reinsurance transaction with Aflac Re that occurred in January 2023 and an increase in adjusted net investment income, which was partially offset by the impact of historic and solar tax credits. Total benefits and adjusted expenses increased, as compared with the same periods in 2022, primarily due to higher benefits and claims and expenses associated with the internal reinsurance transaction with Aflac Re that occurred in January 2023. These results also reflect the impact of foreign currency on total net earned premiums and the corresponding benefits. Pretax adjusted earnings increased in the three- and nine-month periods ended September 30, 2023, compared with the same periods in 2022, primarily due to the increase in total adjusted revenue, which was partially offset by higher benefits and claims associated with the internal reinsurance transaction with Aflac Re that occurred in January 2023 and the increase in total adjusted expenses.

The Parent Company invests in partnerships that specialize in rehabilitating historic structures or the installation of solar equipment in order to receive federal historic rehabilitation and solar tax credits. These investments are classified as limited partnerships and included in other investments in the consolidated balance sheets. The change in value of each investment is recorded as a reduction to net investment income. Tax credits generated by these investments are recorded as an income tax benefit in the consolidated statements of earnings.

INVESTMENTS

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans. The Company is also a signatory to the Principles for Responsible Investment, a global framework for incorporating sustainability considerations into investment and ownership decisions.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2023
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$54,317	$12,044	$3,440	$69,801
Held-to-maturity, fixed maturity securities, at amortized cost (1)	16,899	0	0	16,899
Equity securities	679	2	309	990
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,066	1,168	205	6,439
Commercial mortgage loans (1)	1,097	625	0	1,722
Middle market loans (1)	4,262	450	0	4,712
Other investments:
Policy loans	174	27	0	201
Short-term investments (2)	1,127	150	1,011	2,288
Limited partnerships	2,252	246	131	2,629
Real estate owned	75	14	0	89
Other	0	34	0	34
Investment in affiliate (3)	0	86	(86)	0
Total investments	85,948	14,846	5,010	105,804
Cash and cash equivalents	2,849	795	1,858	5,502
Total investments and cash	$88,797	$15,641	$6,868	$111,306
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

	December 31, 2022
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$61,615	$12,231	$1,895	$75,741
Held-to-maturity, fixed maturity securities, at amortized cost (1)	19,056	0	0	19,056
Equity securities	650	51	390	1,091
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,133	1,140	182	6,455
Commercial mortgage loans (1)	1,269	729	15	2,013
Middle market loans (1)	4,557	471	0	5,028
Other investments:
Policy loans	190	24	0	214
Short-term investments (2)	319	184	1,029	1,532
Limited partnerships	1,900	208	182	2,290
Other	0	34	0	34
Investment in affiliate (3)	0	195	(195)	0
Total investments	94,689	15,267	3,498	113,454
Cash and cash equivalents	1,601	720	1,622	3,943
Total investments and cash	$96,290	$15,987	$5,120	$117,397
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

In recent quarters, the Company has noted a trend indicating a gradual strain in the valuations of the commercial real estate market in the United States, with specific concerns regarding office space. The Company monitors this trend and its impact on the valuations of the Company’s transitional real estate loans (TREs), commercial mortgage loans (CMLs) and related underlying commercial properties.

Within the commercial mortgage and other loans category, the Company has invested in a variety of loans including TREs and CMLs that are collateralized by commercial real estate, including some that are designed as office space. These investments are well diversified by geography and among property types. Further, the portfolio is well positioned with exposures concentrated in high quality underlying properties with institutional investors who are positioned to manage their assets during periods of market volatility.

The Company has invested in certain TREs that are currently in default of interest or maturity payments. The Company continues to work with the borrowers to resolve these specific situations through loan continuance with potential modifications, or through the process of foreclosure or deed in lieu of foreclosure. During the third quarter of 2023, the Company took possession of commercial real estate properties securing defaulted loans through foreclosure and deed in lieu of foreclosure. Properties acquired by the Company through foreclosure and deed in lieu of foreclosure are reported as real estate owned (REO) in other investments in the consolidated balance sheet.

The Company utilizes third-party asset managers to source, underwrite and manage each loan. The Company closely monitors the activities of these managers. In the event that a loan workout is necessary, the Company believes these external managers have the experience and resources to manage the process to maximize recovery.

The Company also monitors its commercial mortgage and other loan investments internally on an ongoing basis, including a review of loans' credit quality indicators and payment status as current, past due, restructured or under foreclosure. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning credit quality indicators, information on loans that are on nonaccrual status, and REO obtained through foreclosure or deed in lieu of foreclosure. See also Item 1A. Risk Factors of the 2022 Annual Report for a discussion of risk factors associated with the Company's investments.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.6%	1.6%	1.5%
AA	5.7	5.9	5.2	5.3
A	68.0	67.3	68.0	68.1
BBB	22.8	23.1	23.0	22.9
BB or lower	2.0	2.1	2.2	2.2
Total	100.0%	100.0%	100.0%	100.0%
As of September 30, 2023, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2023.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
GLP Pte Ltd.	BBB	$100	$55	$(45)
Prologis LP	A	153	120	(33)
JP Morgan Chase and Co.	A	184	153	(31)
Autostrade Per Litalia Spa	BBB	132	103	(29)
KLM Royal Dutch Airlines	B	126	98	(28)
Urban Renaissance Agency	A	163	136	(27)
Alphabet Inc.	AA	85	62	(23)
Vasakronan AB	A	114	92	(22)
Salesforce Inc	A	100	78	(22)
Banco de Chile	A	134	113	(21)

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

Below-Investment-Grade Investments

	September 30, 2023
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$231	$230	$212	$(18)
Pemex Project Funding Master Trust	201	201	201	0
Commerzbank	167	133	190	57
KLM Royal Dutch Airlines	134	126	98	(28)
Telecom Italia SpA	134	134	167	33
Howmet Aerospace Inc.	100	62	94	32
IKB Deutsche Industriebank AG	87	43	68	25
Generalitat de Catalunya	53	22	51	29
National Gas Co. Trinidad & Tobago	52	50	48	(2)
Commonwealth of the Bahamas	43	42	33	(9)
Other Issuers	58	60	48	(12)
Subtotal (2)	1,260	1,103	1,210	107
High yield corporate bonds	723	558	637	79
Middle market loans	4,413	4,242	4,228	(14)
Grand Total	$6,396	$5,903	$6,075	$172
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

	September 30, 2023
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$38,994	$2,350	$(1,705)	$39,639	45.3%
Municipalities	2,412	188	(170)	2,430	2.8
Mortgage- and asset-backed securities	2,847	234	(85)	2,996	3.3
Public utilities	7,027	586	(327)	7,286	8.2
Electric	5,724	484	(239)	5,969	6.7
Natural Gas	771	63	(44)	790	.9
Other	532	39	(44)	527	.6
Sovereign and supranational	872	83	(15)	940	1.0
Banks/financial institutions	8,257	586	(502)	8,341	9.5
Banking	4,940	413	(279)	5,074	5.7
Insurance	1,667	110	(76)	1,701	1.9
Other	1,650	63	(147)	1,566	1.9
Other corporate	25,651	2,595	(1,617)	26,629	29.9
Basic Industry	2,220	279	(131)	2,367	2.6
Capital Goods	3,162	257	(232)	3,187	3.7
Communications	2,704	364	(99)	2,969	3.1
Consumer Cyclical	1,954	189	(73)	2,070	2.3
Consumer Non-Cyclical	5,836	550	(390)	5,997	6.8
Energy	2,316	345	(79)	2,582	2.7
Other	1,206	83	(142)	1,147	1.4
Technology	3,442	221	(256)	3,407	4.0
Transportation	2,811	307	(215)	2,903	3.3
Total fixed maturity securities	$86,060	$6,622	$(4,421)	$88,261	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$70,177	$71,716	$77,176	$79,090
Equity securities	786	787	882	882
Total publicly issued	70,963	72,503	78,058	79,972
Privately issued securities: (2)
Fixed maturity securities (3)	15,883	16,545	17,349	17,861
Equity securities	204	203	209	209
Total privately issued	16,087	16,748	17,558	18,070
Total investment securities	$87,050	$89,251	$95,616	$98,042
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2023	December 31, 2022
Privately issued reverse-dual currency securities	$3,543	$4,049
Publicly issued collateral structured as reverse-dual currency securities	1,169	1,383
Total reverse-dual currency securities	$4,712	$5,432
Reverse-dual currency securities as a percentage of total investment securities	5.4%	5.7%
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

	Three Months		Nine Months
	2023	2022	2023	2022
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.0	$4.1	$0.0	$4.1
Amortized hedge income (cost) for period (in millions)	$(10)	$(10)	$(94)	$(36)
FX Options
FX option notional at the end of period (in billions) (1)	$24.4	$13.5	$24.4	$13.5
Amortized hedge income (cost) for period (in millions)	$(16)	$(18)	$(54)	$(48)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$2.4	$5.0	$2.4	$5.0
Amortized hedge income (cost) for period (in millions)	$29	$20	$99	$46
FX Options
FX option notional at the end of period (in billions) (1)	$0.9	$1.7	$0.9	$1.7
Amortized hedge income (cost) for period (in millions)	$(4)	$(1)	$(7)	$(2)
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

	September 30, 2023		December 31, 2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$11,477	$13,359	$14,321	$15,191
Equity securities	22	22	33	33
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	5,066	4,920	5,133	5,088
Commercial mortgage and other loans	1,097	933	1,269	1,129
Middle market loans (floating rate)	4,262	4,244	4,557	4,545
Other investments	2,252	2,252	1,899	1,899
Total U.S. Dollar Program	24,176	25,730	27,212	27,885
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,974	2,670	2,209	2,795
Total U.S. dollar-denominated investments in Aflac Japan	$26,150	$28,400	$29,421	$30,680
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of September 30, 2023, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of September 30, 2023, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $1.3 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net cash inflows (outflows)	$(10)	$(78)	$(589)	$(720)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $6.8 billion as of September 30, 2023, with hedging instruments comprised of $3.5 billion of yen-denominated debt and $3.3 billion of foreign currency forwards and options, compared with $11.6 billion as of December 31, 2022, with hedging instruments comprised of $4.0 billion of yen-denominated debt and $7.6 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2023 and 2022, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign currency forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S. dollar exposure remains reduced as a result of Aflac Japan's U.S. Dollar Program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. This activity is reported in Corporate and other. The Company continually evaluates the program’s efficacy.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	September 30, 2023	December 31, 2022	% Change
Aflac Japan	$5,241	$5,776	(9.3)%	(1)
Aflac U.S.	3,530	3,463	1.9
Total	$8,771	$9,239	(5.1)%
(1) Aflac Japan’s deferred policy acquisition costs increased 2.3% in yen during the nine months ended September 30, 2023.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	September 30, 2023	December 31, 2022	% Change
Aflac Japan	$75,850	$86,088	(11.9)%	(1)
Aflac U.S.	10,676	11,187	(4.6)
Corporate and other	1,883	302	100.0
Intercompany eliminations(2)	(2,381)	(667)	100.0
Total	$86,028	$96,910	(11.2)%
(1) Aflac Japan’s policy liabilities decreased .7% in yen during the nine months ended September 30, 2023.
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

BENEFIT PLANS

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the nine-month period ended September 30, 2023. Aflac Japan recognized an expense for LIPPC assessments of ¥.9 billion for the nine-month period ended September 30, 2022.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and nine-month periods ended September 30, 2023 and 2022 were immaterial.

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

The governance framework supporting liquidity, capital, and leverage includes global senior management and board committees that review and approve all significant capital related decisions.

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At September 30, 2023, the Company held $5.5 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2023	2022
Management fees paid by subsidiaries	$109	$97
Dividends declared or paid by subsidiaries	2,252	1,923

The following table details Aflac Japan remittances, which are included in the totals above, for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2023	2022
Aflac Japan management fees paid to Parent Company	$48	$45
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,777	1,623
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥250.8	¥216.9

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of September 30, 2023, the Parent Company and Aflac had four lines of credit with third parties and eleven intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2023. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the newly-created intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of September 30, 2023, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2022 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2023	2022
Operating activities	$2,357	$2,846
Investing activities	2,229	(847)
Financing activities	(2,936)	(2,256)
Exchange effect on cash and cash equivalents	(91)	(84)
Net change in cash and cash equivalents	$1,559	$(341)

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

Investing Activities

The Company's investment objectives provide for liquidity primarily through the purchase of publicly traded investment-grade debt securities. Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed maturity securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed maturity securities that are available-for-sale to improve the duration matching of assets and liabilities, improve future investment yields, and/or re-balance its portfolio. As a result, dispositions before maturity can vary significantly from year to year.

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2023, Aflac U.S. borrowed and repaid $147 million under this program. As of September 30, 2023, Aflac U.S. had outstanding borrowings of $481 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $2.8 billion during the nine-month period ended September 30, 2023, compared with $2.5 billion during the nine-month period ended September 30, 2022.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2023	2022
Treasury stock purchases	$2,100	$1,801
Number of shares purchased:
Share repurchase program	30,199	30,249
Other	360	354
Total shares purchased	30,559	30,603

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2023	2022
Stock issued from treasury:
Cash financing	$9	$15
Noncash financing	46	45
Total stock issued from treasury	$55	$60
Number of shares issued	967	1,109

As of September 30, 2023, a remaining balance of 86.4 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.42 per share in the third quarter of 2023, compared with $.40 per share in the third quarter of 2022. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2023	2022
Dividends paid in cash	$730	$740
Dividends through issuance of treasury shares	28	28
Total dividends to shareholders	$758	$768

In October 2023, the board of directors declared the fourth quarter cash dividend of $.42 per share, an increase of 5.0% compared with the same period in 2022. The dividend is payable on December 1, 2023 to shareholders of record at the close of business on November 15, 2023. In November 2023, the board of directors also announced a 19.0% increase in the quarterly cash dividend, effective with the first quarter of 2024. The first quarter 2024 cash dividend of $.50 per share is payable on March 1, 2024 to shareholders of record at the close of business on February 21, 2024.

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

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be reclassified as available-for-sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available-for-sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

As of September 30, 2023, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

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

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2023, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 78% of its liabilities are reported as of September 30, 2023, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The update significantly changes how insurers account for long-duration contracts and amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company related to liabilities for future policy benefits and DAC. As part of this adoption, the Company measures together all payments under an insurance contract including future expected claims and unpaid policy claims and related expenses, as an integrated reserve. This resulted in unpaid policy claims on long-duration insurance contracts and accrued claim adjustment expenses that were presented separately in the Company’s consolidated balance sheets pre-adoption to now be presented as part of liabilities for future policy benefits.

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

Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are recognized in reserve remeasurement (gains) losses in the consolidated statements of earnings. Expense assumptions are established at policy inception and are not updated. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are recognized in reserve remeasurement (gains) losses in the consolidated statements of earnings.

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statements of earnings. Discount rates used to measure the carrying value of liability for future policy benefits in the consolidated balance sheets are updated each reporting period, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates are recognized in accumulated other comprehensive income (loss) (AOCI). The discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

Upon adoption, if interest rates decreased by 100 basis points the Company's FPB balance as of December 31, 2022 would increase by $13.3 billion, and if interest rates increased by 100 basis points the Company's FPB balance as of December 31, 2022 would decrease by $10.4 billion.

See Note 7 of the Notes to the Consolidated Financial Statements for details of future policy benefits activity.

There have been no other changes in the items the Company has identified as critical accounting estimates during the nine-month period ended September 30, 2023. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2022 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

Readers should carefully consider the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the first nine months of 2023, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,440,300		$72.15	2,440,300	114,201,523
February 1 - February 28	3,542,907		69.48	3,200,100	111,001,423
March 1 - March 31	4,711,768		64.20	4,707,900	106,293,523
April 1 - April 30	2,608,037		66.00	2,607,869	103,685,654
May 1 - May 31	4,322,919		66.50	4,321,165	99,364,489
June 1 - June 30	3,537,309		68.15	3,531,796	95,832,693
July 1 - July 31	2,478,733		71.10	2,478,733	93,353,960
August 1 - August 31	3,700,973		75.48	3,700,973	89,652,987
September 1 - September 30	3,215,602		76.19	3,209,947	86,443,040
Total	30,558,548	(1)	$69.92	30,198,783	86,443,040	(2)
(1) During the first nine months of 2023, 359,765 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at September 30, 2023, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	31.1	-	Certification of CEO dated November 2, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated November 2, 2023, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated November 2, 2023, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

November 2, 2023	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

November 2, 2023	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer