Form 10-K
period 2023-12-31
AFLAC INC
filed 2024-02-22
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023, was $41,323,668,872.
The number of shares of the registrant’s common stock outstanding at February 15, 2024, with $.10 par value, was 577,008,328.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2023

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
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•difficult conditions in global capital markets and the economy, including inflation
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing interpretations applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems and on successful execution of revenue growth and expense management initiatives
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third-party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation or regulatory inquiries
•allegations or determinations of worker misclassification in the United States

Item 1. Business

ITEM 1. BUSINESS

OVERVIEW

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. The Parent Company and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the United States (U.S.). The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in Japan and the U.S. When a policyholder or insured gets sick or hurt, the Company pays cash benefits fairly and promptly for eligible claims. Throughout its 68-year history, the Company’s supplemental insurance policies have given policyholders the opportunity to focus on recovery, not financial stress.

The Company has continued to develop and expand its product offerings over time. In Japan, the Company is cultivating an innovation-driven culture to meet the rapidly changing customer and societal needs. In the U.S., the Company continues to make broad-based investments in digital enhancements and innovation within the U.S. platform. In recent years, the Company invested in distribution opportunities through acquisitions and partnerships and pivoted to digital sales methods. For information on the reporting segments see the Result of Operations by Segment section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories, and Japan. The Company’s website is: www.aflac.com. Information included on the Company’s website is not incorporated by reference into this filing. The Company makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

LONG-TERM GROWTH STRATEGY

Item 1. Business

In 1999, the Company had been running commercials for nearly a decade, but its brand awareness was hovering at about 10%. An innovative marketing campaign with something unique and memorable that would build brand awareness was needed. The Aflac Duck’s first commercial in the U.S., “Park Bench,” aired on January 1, 2000 and taught consumers how to pronounce “Aflac.” The Aflac Duck made his international debut in Japan in 2003. In the time since his U.S. debut, the Aflac Duck has become one of the most familiar advertising icons in the world, appearing in many commercials and countless print ads in both the U.S. and Japan. Today, the Aflac Duck is a helpmate who increases brand knowledge and connection.

The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The primary insurance subsidiary in the Aflac Japan segment is Aflac Life Insurance Japan Ltd. (ALIJ). Aflac U.S. includes the insurance subsidiaries American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC); and Aflac Benefits Solutions (ABS), which provides a platform for Aflac Dental and Vision in the U.S.
For information on the Company's results of operations and financial information by segment, see Item 7. MD&A and Note 2 of the Notes to the Consolidated Financial Statements.

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

Third Sector Insurance Products

Cancer

Cancer Insurance Aflac Japan pioneered the cancer insurance market in Japan in 1974, and remains the number one provider of cancer insurance in Japan today. Aflac Japan's cancer insurance products provide a lump-sum benefit upon initial diagnosis of cancer and fixed daily benefits for subsequent hospitalization and outpatient treatments due to cancer, as well as cancer-related surgical and convalescent care benefits. In August 2022, Aflac Japan launched a new cancer insurance product, WINGS, which provides coverage for the latest cancer treatments and support for early detection. Additionally, in January 2023, Aflac Japan further strengthened its products and services by launching Aflac Yorisou Cancer Consultation Support, a new service that provides comprehensive support from the moment a policyholder suspects cancer through treatment and recovery.

Medical and Other Health

Medical Insurance Aflac Japan's medical insurance products provide benefits for hospitalization, surgeries and outpatient treatment of various illnesses, as well as lump sum benefits related to three critical illnesses: cancer, heart attack, and stroke. In September 2023, Aflac Japan launched a new medical insurance product designed to appeal to younger policyholders with basic needs and existing policyholders who desire additional or updated coverage.

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

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by approximately 7,000 sales agencies at the end of 2023, with approximately 113,000 licensed sales associates employed by those agencies, including individual agencies.

Dai-ichi Life Aflac Japan's alliance with Dai-ichi Life was launched in 2001, and approximately 37,000 Dai-ichi Life representatives offer Aflac's cancer products. Dai-ichi Life is included in Aflac Japan's affiliated corporate agencies distribution channel.

Japan Post Group Aflac Japan's alliance with Japan Post Group, which is included in Aflac Japan's affiliated corporate agencies distribution channel, was launched in 2008. After the alliance strengthened in 2013, the number of postal outlets of Japan Post Co. Ltd. (Japan Post Co.) selling Aflac Japan's cancer product increased to more than 20,000. Japan Post Insurance Co., Ltd. (Japan Post Insurance) offers Aflac Japan cancer products through its 76 directly managed offices responsible for corporate sales and 623 service departments in charge of individual sales. Additionally, in April 2022, approximately 10,000 employees of Japan Post Co. were transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that the transferred employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan cancer products but will not include sales of other financial products. See the Aflac Japan Segment subsection of Item 7. MD&A for additional information about this alliance.

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

Item 1. Business

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. At December 31, 2023, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

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

Policyholder Protection The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information, see the Policyholder Protection section of Item 7. MD&A.

For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan Segment subsection of Item 7. MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements.

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

In 2023, the Aflac U.S. sales force included an average of approximately 6,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. For additional information, see the Aflac U.S. Segment subsection of Item 7. MD&A.

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

Government Regulation

State Insurance Regulation The Parent Company and its U.S. insurance subsidiaries, Aflac, CAIC, TOIC (Nebraska-domiciled insurance companies), Aflac New York (a New York-domiciled insurance company) and ABS (a licensed third-party administrator in most U.S. jurisdictions and a pre-paid limited health service organization in Florida) are subject to state regulations in the U.S. as an insurance holding company system. Such regulations generally provide that certain transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.

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

The insurance laws of Nebraska that govern the Company's activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance (NDOI). A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, CAIC and TOIC, the Parent Company) must generally file with the NDOI an application for change of control containing certain information required by statute and published regulations and provide a copy to the Company. In Nebraska, control is generally

Item 1. Business

presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York, the domiciliary jurisdiction of Aflac's New York insurance subsidiary.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2024, the NDOI and the New York State Department of Financial Services (NYSDFS) will commence full-scope, risk-focused financial examinations on their respective state domiciled insurance entities. The examinations will cover the reporting period January 1, 2020 – December 31, 2023. In 2023, the NYSDFS commenced a routine market conduct examination on Aflac New York covering the five-year period ended on December 31, 2022 that is currently ongoing.

NAIC Risk-Based Capital The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization, group capital calculations and liquidity risk assessment. The NAIC uses an RBC formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. See Note 13 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of Item 7. MD&A for additional information on RBC.

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

•Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010 (collectively, the ACA), federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of, or changes to, the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. Certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain. See Item 1A. Risk Factors for the risk factor entitled, "Extensive regulation and changes in legislation can impact profitability and growth" for additional information.

•Dodd-Frank Act

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on the Company's derivative activity, including activity on behalf of Aflac Japan.

Item 1. Business

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Department of the Treasury to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance.

•Privacy and Cybersecurity

In the absence of a comprehensive federal privacy law, states are making a push towards privacy legislation. Personally identifiable information is used in support of many of the Company's business processes. For many years, the standard for protection and treatment of that data was benchmarked by privacy and security provisions of the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). As consumers have grown more concerned about the protection of their data, as well as how their data is used by an organization, many jurisdictions within and outside of the U.S. have created legislation and issued regulations that apply or may in the future apply to aspects of Aflac U.S. operations and allow consumers the right to access, correct, delete and the right to opt out of sales or use of their data. Examples of these types of legislation include the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the UK General Data Protection Regulation (UK GDPR), the UK Data Protection Act of 2018 (UK DPA) and most recently, effective in 2023, the Connecticut Data Privacy Act (CDPA), the Utah Consumer Privacy Act (UCPA), the Virginia Consumer Data Protection Act (VCDPA) and the Colorado Privacy Act (CPA).

Cybersecurity continues to be an area of evolving focus for legislation and regulatory activity. In addition to the information required by Item 1C. Cybersecurity of this report, industry regulators as well as the federal government have updated existing standards and increased their focus on enforcement. For example, the National Institute of Standards and Technology (NIST) issued guidelines on managing risks associated with the use of artificial intelligence, the NAIC adopted a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers and the Cybersecurity & Infrastructure Security Agency (CISA) published additional security guidelines related to ransomware.

The Company has a cross-functional team that tracks and monitors new and emerging legislation and regulations to ensure privacy and cybersecurity programs are evaluated and comply with regulatory requirements. This includes a robust third-party risk management and assessment program. Over the last several years, processes have developed to support the data subject request process required by CCPA, privacy impact assessments have been implemented as required by CPRA and a dedicated privacy and security center has been added to the Company website to provide consumers with information about the use of and protection of their data.

•Tri-Agency Proposed Rule

In July 2023, the U.S. Department of Labor, U.S. Department of the Treasury and U.S. Department of Health and Human Services issued a proposed joint rule that, as written, would impose significant limitations on the structure of benefits for hospital indemnity and other fixed indemnity plans, including those sold by Aflac U.S. The current benefit structure for these products allows the Company to vary the amount of benefits by the services or items received, severity of illness or injury, or any other characteristics particular to a course of treatment. If finalized in its current form, the proposed rule would eliminate Aflac U.S.’s ability to vary the amount of benefits provided by these products. The timing and substance of the final regulations, if any, is not known, and any such final rule could be the subject of litigation.

For further information concerning Aflac U.S. operations, see the Aflac U.S. Segment subsection of Item 7. MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements.

CORPORATE AND OTHER

The Company's other operations include the Parent Company, Aflac Global Ventures LLC and its subsidiaries, asset management subsidiaries, results of reinsurance activities including Aflac Re Bermuda Ltd. (Aflac Re), and a printing subsidiary.
Investments of Aflac U.S., as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-

Item 1. Business

regulatory organization with mandatory membership for Japan investment managers. AAM is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. AAM and AAMJ are reported in Corporate and other; however, the assets that they manage are reported in the respective Aflac Japan and Aflac U.S. segments.
In 2022, the Company established Aflac Re, a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. Aflac Re is subject to regulation in Bermuda, where the Bermuda Monetary Authority (BMA) has broad administrative powers relating to granting and revoking licenses to transact reinsurance business, approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices.

In 2020, the Company purchased newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada, resulting in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The shares were registered for resale and, pursuant to the Shareholder Agreement, subject to certain exceptions, the Company agreed that it would not transfer its shares of Trupanion, Inc. common stock during a restricted period that ended on November 13, 2023. The Company also entered into an alliance agreement with Trupanion, Inc. to sell pet insurance in worksites in the U.S., subject to certain exceptions. In December 2023, the Company and Trupanion announced their decision not to pursue joint development of pet insurance in Japan.

For additional information on the Company's other operations, see the Corporate and other subsection of Item 7. MD&A and Note 8 of the Notes to the Consolidated Financial Statements.

HUMAN CAPITAL

The Company’s overarching human capital philosophy is, “If you take care of your employees, your employees will take care of the business.” The Company's compensation and benefit expense totaled approximately $1.9 billion in both 2023 and 2022. The Company believes its employee relations are generally satisfactory.

The following table details the number of full-time employees as of December 31.

2023
Aflac Japan	6,859
Aflac U.S.	4,968
Corporate and other	958
Total	12,785

Talent

The Company uses internal and external resources to attract, retain and develop talent across a variety of backgrounds and demographics.

Aflac Japan seeks diverse talent through annual recruitment of new university graduates as well as mid-career recruitment of those with specialty skills or expertise. For its employees, Aflac Japan implements standard and unified training and development programs focusing on a range of business skills. For example, Aflac Japan’s Leadership Program allows select managers to participate in a comprehensive training program to learn about innovation and the global business environment. Aflac Japan implemented a human capital management system, beginning in January 2021 with managers and more senior leadership positions and in January 2022 with all other employees. Under the system, employees have access to descriptions and necessary skills for all job positions across the Company and are able to more proactively design their careers.

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

Item 1. Business

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

Health and Wellness

In 2023, Aflac Japan was certified, for the sixth consecutive year, as one of the top 500 Leading Companies in Health and Productivity Management under the Certified Health & Productivity Management Outstanding Organizations Recognition Program with Japan's Ministry of Economy, Trade and Industry. This certification is awarded for best practices in employee health management, strategically focused work style and development of a socially appreciative work environment. Aflac Japan's current certification was in recognition of regular monitoring of key health indicators by members of Aflac Japan's management, strategic implementation of health management initiatives and disclosure of information, and efforts to promote and maintain employee health.

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

Diversity, Equity & Inclusion

The Company’s corporate culture reflects its commitment to diversity, equity and inclusion at all levels of the Company. For example:

•As of December 31, 2023, women account for 54% of Aflac Japan employees and 33% of those in leadership roles. Women also held 20% of senior management roles. Aflac Japan's goal is to further increase the percentage of women in line manager positions by 2025.

•As of December 31, 2023, 49% of Aflac U.S. and the Parent Company employees located in the U.S. were people of color and 66% were women. Women also occupied 51% of leadership roles located in the U.S. and 37% of senior management roles. In 2023, 57% of new hires located in the U.S. were people of color and 68% were women.

•Established in 2009, Aflac Heartful Services Co., Ltd. (Aflac Heartful Services), a subsidiary of Aflac Japan, promotes the hiring of employees with disabilities. Aflac Heartful Services has established a barrier-free work environment and provides, among other things, specialized training, specially-trained supervisors and development opportunities to support those with disabilities. Of Aflac Heartful Services’ 152 employees as of December 31, 2023, 120 have a disability. Aflac Heartful Services supports these employees with the assistance of advisors for long-term career support.

•Both Aflac Japan and Aflac U.S. have created diversity councils that include employees from various levels that meet regularly to discuss activities and initiatives. The councils are designed to create avenues in which employees can communicate and appreciate one another’s cultural differences.

•Women and/or people of color comprise approximately 64% of the Parent Company’s board of directors.

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

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac Incorporated, since 2024 and from 2018 until 2020	72

Steven K. Beaver	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2024; First Senior Vice President, Deputy Chief Financial Officer, Aflac Japan, from 2023 until 2024; Senior Vice President, Chief Financial Officer, Aflac U.S., from 2019 until 2023; Senior Vice President, Financial Planning and Analysis, Aflac Incorporated, from 2018 until 2019	59

Robin L. Blackmon	Chief Accounting Officer, Aflac Incorporated, since 2024; Senior Vice President, Financial Services, Aflac Incorporated, since 2024; Vice President, Deputy Chief Accounting Officer, Aflac Incorporated, from 2023 until 2024; Vice President, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2019 until 2023; Director, Corporate Financial Planning and Analysis, Aflac Incorporated, in 2019; Director, Corporate HR and Executive Compensation, Aflac Incorporated, from 2018 until 2019	60

Max K. Brodén	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2020; Executive Vice President, Aflac, since 2020; Treasurer, Aflac, since 2017; Treasurer, Aflac Incorporated from 2017 until 2021; Senior Vice President, Aflac Incorporated and Aflac, from 2017 until 2020	45

Bradley E. Dyslin	Executive Vice President, Global Chief Investment Officer, Aflac, since 2023; President, Aflac Asset Management LLC, since 2023; Deputy Global Chief Investment Officer, Aflac, from 2021 until 2023; Senior Managing Director, Global Head of Credit and Strategic Investment Opportunities, Aflac, from 2017 until 2021	58

Masatoshi Koide	President and Representative Director, Aflac Japan, since 2018	63

Charles D. Lake II	President, Aflac International, since 2014; Chairman and Representative Director, Aflac Japan, since 2018	62

Virgil R. Miller	President, Aflac U.S., since 2023; Deputy President, Aflac U.S., from 2022 until 2023; Executive Vice President, President of Group and Individual Benefits Division, Aflac U.S., from 2021 until 2022; Executive Vice President, Chief Operating Officer, Aflac U.S., from 2018 until 2021	55

Albert A. Riggieri	Senior Vice President, Global Chief Risk Officer, Aflac Incorporated, since 2018; Chief Actuary, Aflac Incorporated, from 2018 until 2023	68

Frederic J. Simard	Senior Vice President, Chief Financial Officer, Aflac U.S., since 2023; Consultant, Gerson Lehrman Group, a financial services company, in 2023; Chief Financial Officer, North American Life and Health Division, General Electric Company, an industrial and financial services company, in 2022; Chief Financial Officer and Chief Actuary, Employee Benefits, The Guardian Life Insurance Company of America, a life insurance company, from 2018 until 2022	55

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014	59
(1) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

Item 1A. Risk Factors
ITEM 1A. RISK FACTORS

The Company faces a wide range of risks, and its continued success depends on its ability to identify, prioritize, and appropriately manage enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect its business. If any of the following risks and uncertainties develops into actual events, there could be a material impact on the Company.

Investment and Markets Risk Factors

Difficult conditions in global capital markets and the economy could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.

The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the U.S. and Japan. High rates of inflation globally from 2022 were reduced due to monetary tightening in many countries and normalization of certain trends after COVID-19, including supply chain recovery and phasing out of extraordinary fiscal support. Although economies have proved resilient in the face of interest rate increases, tighter financial conditions for a prolonged period may result in continued weakening of economic conditions. Japan remains an exception to the major central bank tightening trend. Armed conflicts in Ukraine and the Middle East, as well as political polarization in the U.S., exacerbate uncertainty. Geopolitical events have contributed to volatility in energy and other commodity prices. The failure of several large U.S. banks and UBS's acquisition of Credit Suisse in early 2023 did not trigger a wider financial crisis at the time, but sustained high interest rates and economic decline could continue pressuring the financial health of other financial institutions. Higher interest rates and softer economic conditions could impact the creditworthiness and value of the Company's existing investment portfolio, influence opportunities for new investments and have a negative impact on the Company's results of operations and financial positions.

The Company's investments are vulnerable to adverse market developments such as asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks. The Company has evaluated its holdings and identified investments in areas such as commercial real estate and highly leveraged companies as the most exposed to rising interest rates and an economic downturn. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults and a deterioration in the value of collateral in the case of secured investments. The Company has examined in each case whether a reduction in size of the holding is appropriate. The Company has identified assets impacted or expected to be impacted by rising interest rates and economic contraction, other investments not identified to date may also be impacted. The availability of new investments in certain private market asset classes has been and may continue to be limited. While interest rates have increased in the U.S. and other regions, interest rates in Japan remain low, and the difference between U.S. and Japan rates has increased. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. In addition, the increase in the difference between interest rates in the U.S. and Japan contributed to a weakening of the yen over 2023, which had the effect of suppressing the Company's current period results in relation to the comparable prior period. The increase in the difference between U.S. dollar and yen interest rates also contributes to increasing costs of hedging currency risk of U.S. dollar-denominated investments held by Aflac Japan. The Company is not able to predict the ultimate impact of inflation, interest rate increases, interest rate differences and other changing market conditions on the Company’s investments and hedging programs. See the risk factor below entitled, “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” for additional information. See the Investments and Results of Operations by Segment sections of Item 7. MD&A, for additional information.

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

Item 1A. Risk Factors
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

The Company needs liquidity to pay its operating expenses, dividends on its common stock, interest on its debt, and liabilities. See the Liquidity and Capital Resources section of Item 7. MD&A, for additional information. In the event the Company's current resources do not meet its needs, the Company may need to seek additional financing. The Company's access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit within the financial services industry and its credit rating. See the risk factor below entitled, “Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital” for additional information.

Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets and inflation, as well as ongoing central bank responses to these factors, all affect the business and economic environment and, indirectly, the amount and profitability of the Company's business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as Aflac that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead the Company's customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage. Further, Aflac U.S. may experience higher rates of policy lapses during periods of increased job turnover and workforce mobility within the U.S. economy. The above factors could adversely affect the Company's net earned premiums, results of operations and financial condition. The Company is unable to predict the course of the global financial markets or the recurrence, duration or severity of disruptions in such markets.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and loan receivables in the Company's investment portfolio may reduce the Company's earnings and capital position.

The Company is subject to the risk that the issuers and/or guarantors of fixed maturity securities and loan receivables the Company owns may default on principal or interest. A significant portion of the Company's portfolio represents an unsecured obligation of the issuer, including some that may be subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay the Company's holdings. This can include changes in the global economy, the issuer's assets, strategy, or management, shifts in the dynamics of the industries in which the issuer competes, the issuer's access to additional funding, and the overall health of the credit markets. Factors unique to the Company's securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of the Company's holdings. In addition, for investments representing secured obligations of an issuer, such as mortgage loan receivables, the underlying value of the collateral may not be sufficient to fully recover the amount of principal and interest owed to the Company if a default occurs.

Most of the Company's investments carry a rating by one or more of the Nationally Recognized Statistical Rating Organizations (NRSROs or rating agencies). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company's portfolio. Any expected or sustained credit deterioration of the Company's investments will negatively impact the Company's net income and capital position through credit impairment and other credit related losses. Credit related losses that are not temporary in nature would also affect the Company's solvency ratios in the U.S., Japan and Bermuda. Aflac Japan has certain regulatory accounting requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements. These impairment losses could negatively impact Aflac Japan's earnings, and the corresponding dividends and capital deployment. The Company is also subject to the risk that any collateral providing credit enhancement to the Company's investments could deteriorate.

Item 1A. Risk Factors
The Company is also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of the Company's existing portfolio, create unrealized losses on its investment portfolio, and reduce the Company's adjusted capital position and/or the dividend capacity of the Company's insurance subsidiaries. A tightening of credit spreads could reduce the net investment income available to the Company on new credit investments. Increased market volatility also makes it difficult to value certain of the Company's investment holdings. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A, and the Credit Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time of the establishment of the Company's product pricing and reserving. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have also reduced the level of investment income earned by the Company. While interest rates have increased in the U.S. and other regions, interest rates in Japan remain lower than in the U.S., and the Company's overall level of investment income will continue to be negatively impacted from Japan’s low interest rates and from investments made prior to the start of recent rate increases. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. Prolonged periods of low interest rates also heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio include investments that bear lower rates of return than the embedded book yield of the investment portfolio.

A sustained decline in interest rates could hinder the Company's ability to earn the returns assumed in the pricing and the reserving for its insurance products at the time of sale and issue and may also influence the Company's ability to develop and price attractive new products and could impact its overall sales levels. The Company's first sector products are more interest rate sensitive than third sector products. As discussed in Item 1. Business, beginning in November 2022, Aflac Japan refreshed its first sector savings-type products WAYS and Child Endowment and began to actively promote sales of those products, which had been curtailed since 2013 due to persistent low interest rates in Japan. The continuing negative interest rate imposed by the Bank of Japan (BoJ) on excess bank reserves could continue to have a negative impact on the distribution and pricing of these products. Additionally, a decrease in interest rates increases the fair value of the Company’s fixed maturity investments, which could result in increases to the Company’s overall equity. However, the decrease in interest rates increases the liability for future policy benefits (LFPB), which could result in reductions to the Company’s overall equity.

Conversely and concurrently, a rise in interest rates would improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. A rise in interest rates also decreases the LFPB, which could result in increases to the Company's overall equity. However, rising interest rates negatively impact the fair values of the Company's fixed maturity investments which could result in reductions to the Company's overall equity. Portfolio management considerations, the availability of investments, as well as declines in fair value may constrain the ability of the Company to transition its investments to higher rate securities. Significant increases in interest rates could cause declines in the values of the Company's investment portfolio which have a secondary impact on the Company's overall evaluation of its deferred tax asset position. An increase in the differential of short-term U.S. and Japan interest rates would also increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. Further, some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values, and a rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. Rising interest rates also negatively impact capital ratios in certain jurisdictions because unrealized losses on the available-for-sale investment portfolio factor into the ratio. In addition to the unrealized losses negatively impacting capital ratios, significant unrealized losses could impact the amount of dividends that could be paid under local regulations, including in Japan. For Aflac Japan, rising interest rates and widening credit spreads, which go to reduce the fair value of Aflac Japan’s fixed-maturity investments, when combined with a strengthening yen, and the resulting decrease in the yen value of Aflac Japan’s U.S. dollar-denominated fixed-maturity

Item 1A. Risk Factors
investments, have a negative impact to SMR. For regulatory accounting purposes for Aflac Japan, there are also certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's regulatory earnings and corresponding dividends and capital deployment.

See the Interest Rate Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

The Company's concentration of business in Japan poses risks to its operations and financial condition.

Aflac Japan's adjusted revenues accounted for 60% of the Company's total adjusted revenues in 2023, compared with 64% in 2022 and 68% in 2021. The percentage of the Company's total assets attributable to Aflac Japan was 80% at both December 31, 2023 and 2022. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

Any potential deterioration in Japan's credit quality or access to markets, the overall economy of Japan, or an increase in Japanese market volatility could adversely impact Aflac Japan's operations and its financial condition and thereby Aflac's overall financial performance. Further, because of the concentration of the Company's business in Japan and its need for long-dated yen-denominated assets, the Company has a substantial concentration of JGBs in its investment portfolio exposing the Company to credit deterioration and potential downgrades of JGBs. See the risk factor entitled “Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital” for additional information.

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

The Company aims to match both the duration and currency of its assets with its liabilities. This is very difficult for Aflac Japan and Aflac Re due to the lack of available long-dated yen-denominated fixed income instruments beyond JGBs.

Aflac Japan’s investment strategy includes U.S. dollar-denominated investments. This program includes public investment-grade bonds as well as U.S. dollar-denominated investment-grade commercial mortgage loans, middle market loans, infrastructure debt, collateralized loan obligations and other loan types, high yield bond and public and private equities. The Company plans to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that the Company has added, and anticipates continuing to add, have less liquidity than investment-grade corporate bonds. Aflac Re's investment strategy also includes U.S. dollar-denominated investments that are presently comprised exclusively of public investment-grade bonds.

Investing in U.S. dollar-denominated investments in Aflac Japan and Aflac Re creates an unmatched foreign currency exposure and related capital ratio volatility, as both Aflac Japan and Aflac Re insurance liabilities are yen-denominated. Although the Company engages in certain foreign exchange hedging activities to partially mitigate this risk, and such hedged assets may be used to satisfy yen-denominated insurance liabilities and other business obligations, important risks remain.

In recent years, the Company has reduced the proportion of U.S. dollar-denominated investments that are subject to a currency hedge, and this proportion continues to be subject to change at the Company’s discretion. The Company has increased U.S. dollar risk exposure as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

Further, foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. Cumulative net cash settlements on derivatives hedging currency exposure of Aflac Japan's U.S. dollar-denominated investments are associated with existing U.S. dollar-denominated investments that continue to be hedged, previously hedged investments that continue to be held but are no longer hedged, and investments previously hedged that have since been sold, matured or redeemed and may or may not have not been converted to yen. The Company’s foreign exchange derivatives are typically shorter-dated than the underlying U.S. dollar-denominated investments being hedged, which creates roll-over risks within the hedging program that could increase the cost of such

Item 1A. Risk Factors
derivatives. If the Company reduces the notional amount of foreign exchange derivatives prior to the maturity of the hedged U.S. dollar-denominated investments, the foreign exchange gains or losses on the U.S. dollar-denominated investments remain economically unrealized. These foreign currency gains or losses on the investments are only economically realized, or monetized, through sale, maturity or redemption of the investments and concurrent conversion to yen. However, the Company may not realize the benefit of offsetting adverse cash settlements on hedging derivatives with cash receipts on the U.S. dollar-denominated investments if the currency exchange rates move in an adverse direction before the investments are converted to yen, or if the investments are never converted to yen. As an example of the latter, if the Company’s actual insurance risk experience in Japan is as expected or more favorable than expected, the need for yen to pay expenses and claims would correspondingly remain at or below expected levels, thereby diminishing operational requirements to convert U.S. dollar-denominated investments to yen. The settlement of the foreign exchange derivatives is reported in the investing activities section of the Company’s consolidated statements of cash flows in the line item settlement of derivatives, net.

See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate”, the Hedging Activities subsection of Item 7. MD&A, and the Currency Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

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

The Company engages in certain foreign currency hedging activities to hedge the exposure to yen from its net investment in Japanese operations. These hedging activities are limited in scope, and the Company cannot provide assurance that these activities will be effective. In addition, an increase in the difference between short-term U.S. and Japan interest rates would increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. As indicated in MD&A, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. At the same time, the unhedged U.S. dollar-denominated investment portfolio creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital, including SMR, and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the economic equity surplus in Aflac Japan, but there can be no assurance that this strategy will be successful.

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

Item 1A. Risk Factors
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

For additional information regarding unhedged U.S. dollar-denominated securities, see the risk factor above entitled, “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity”. See the Currency Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

The valuation of the Company's investments and derivatives includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may adversely affect the Company's results of operations or financial condition.

The Company reports a significant amount of its fixed maturity securities and other investments at fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation and valuation methods that are more sophisticated, thereby resulting in values that may be greater or less than the value at which the investments may be ultimately sold. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company's consolidated financial statements and the period-to-period changes in value could vary significantly.

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

See the Critical Accounting Estimates section of Item 7. MD&A, and Notes 1, 3, 4, and 5 of the Notes to the Consolidated Financial Statements for additional information.

The determination of the amount of expected credit losses recorded on the Company's investments is based on significant valuation judgments and could materially impact its results of operations or financial position.

The Company estimates an expected lifetime credit loss on investments measured at amortized cost including held-to-maturity fixed maturity securities, loan receivables and loan commitments. For collateral dependent financial assets, including loans where foreclosure is probable, expected credit losses are based on the fair value of the underlying collateral. For the Company’s available-for-sale fixed maturity securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis.

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

The Company engages in derivative transactions directly with affiliates and unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs), which generally provide for two-way collateral postings at the first dollar of exposure. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained. In addition, the Company's cleared swaps result in counterparty exposure to clearing brokers and central clearinghouses; while this exposure is mitigated in part by clearinghouse and clearing broker capital and regulation, no assurance can be provided that these counterparties will fulfill their obligations. The Company also has exposure to counterparties to securities lending transactions in the event they fail to return loaned securities. The Company is also exposed to the risk that there may be a decline in value of securities posted as collateral for securities lending programs or a decline in value of investments made with cash posted as collateral for such programs.

Further, the Company has agreements with various Japanese financial institutions for the distribution of its insurance products. For example, at December 31, 2023, the Company had agreements with 360 banks to market Aflac's products in Japan. Sales through these banks represented 3.3% of Aflac Japan's new annualized premium sales in 2023. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.

The Company has entered into significant reinsurance transactions with large, highly rated counterparties, including affiliates. In addition, Aflac Japan has entered into reinsurance transactions with Aflac Re. Aflac Re is a newly formed entity with less capital than external counterparties with which the Company has conducted reinsurance transactions in the past. Negative events or developments affecting any one of these counterparties could have an adverse effect on the Company's financial position or results of operations.

All of these risks related to exposure to other financial institutions could adversely impact the Company's consolidated results of operations and financial condition.

Item 1A. Risk Factors
Operational-Related Risk Factors

Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan.

The Company's sales, results of operations and financial condition could be materially adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network of sales associates, brokers, other distribution partners and employees. In the U.S., competition exists for sales associates and brokers with demonstrated ability. Further, low rates of unemployment, such as those currently reflected in the U.S. employment market, tend to make it more difficult for Aflac U.S. to maintain its network of sales associates. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including Japan Post Group. Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019. While Japan Post Group resumed proactive sales of cancer insurance policies in April 2021, the Company can provide no assurance regarding the ultimate timing or extent of any recovery in such sales. It is uncertain what long-term effect these developments will have on the Company’s results of operations or financial condition, but any such effects could be material. See the Aflac Japan Segment section of Item 7. MD&A for additional information.

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

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in incidence rates, economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level the Company assumes prior to payment of benefits or claims. If the Company's actual experience is different from its assumptions or estimates, the Company's premiums and reserves may prove inadequate. Reserve assumptions are regularly reviewed by the Company and may be revised if future expectations change. These experience deviations and assumption updates could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 1A. Risk Factors
The success of the Company's business depends in part on effective information technology systems, on continuing to develop and implement improvements in technology, and on successful execution of revenue growth and expense management initiatives.

The Company's business depends in large part on its technology systems for interacting with employers, policyholders, sales associates, and brokers, and the Company's business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of the Company's information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards including adequate business continuity procedures. As such, the Company is investing in technology and other capabilities to continuously enhance its customer experience, while also seeking to increase efficiencies. The Company is also developing new and innovative products and enhancing existing products. The Company will continue to incur expenses related to, among other things, investments in digital capabilities and product innovation including the development and use of artificial intelligence (AI). The Company’s development of new technology, including the use of AI by the Company and third-party vendors, could lead to an increased risk of a business interruption or a cybersecurity breach. Further, the Company’s long-term strategy depends on successful operational execution and its ability to execute on its transformational initiatives, including investments in technology and other initiatives intended to grow revenue and control expenses, combined with its ability to achieve efficiencies and attract and retain personnel. If the Company does not maintain the effectiveness of its systems and continue to develop and enhance information systems that support its business processes in a cost-efficient manner, the Company's sales, business retention, operations and reputation could be adversely affected and it could be exposed to litigation, regulatory proceedings and fines or penalties.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business.

The Company stores confidential policyholder, employee, agent, broker, and other proprietary information on its information technology systems. The Company also depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. The Company’s information technology and other systems, as well as those of third-party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches, social engineering, phishing, web application attacks, computer viruses or other malicious codes, or other cyber-related attacks, that may result in the failure to adequately maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information. The risk of a cyber incident impacting business operations has grown as third parties continue to develop new and highly sophisticated methods of attack. The Company and its third-parties or vendors have and may continue to experience outages or cyberattacks that disrupt the operations or impact the confidentiality, availability or integrity of information, which may result in operational, legal, regulatory or financial harm. Furthermore, depending upon the type of attack, it could impact the confidentiality, integrity and/or availability of IT systems and data, disrupting business operations and resulting in the loss of consumer confidence. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable, and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these could adversely affect the Company's financial condition or results of operation. Although the minor data leakage issues the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-related attacks. As the Company pursues IT transformation and increased cloud adoption, it inherently exposes the Company to potential cyber related attacks.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by the Company or others, including third-party providers and participants in the company’s distribution channels, could delay or disrupt the Company's ability to do business and service its customers, seriously harm the Company's brand, reputation, and ability to compete effectively, subject it to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect the Company's business. In addition, the costs to address or remediate system interruptions or security threats and vulnerabilities, whether before or after an incident, could be significant.

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

Item 1A. Risk Factors
complexity of models the Company utilizes expands, increasing the Company's exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

Past or future misconduct by the Company's employees or employees of third parties (suppliers which are cost-based relationships and alliance partners which are revenue-generating relationships) could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Despite the Company's published Supplier Code of Conduct, due diligence of the Company's alliance partners, and rigorous contracting procedures (including financial, legal, IT security, AI and risk reviews), there can be no assurance that controls and procedures that the Company employs will be effective. Additionally, the use of third parties also poses operational risks that could result in financial loss, operational disruption, brand damage, or compliance issues. Inadequate oversight of the Company's third-party suppliers due to the lack of policies, procedures, training and governance may lead to financial loss or damage to the Aflac brand.

The use of third-party vendors to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors to provide certain business support services and functions, which exposes the Company to risks outside the control of the Company that may lead to business disruptions. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the information systems, facilities or networks of such third-party vendors. Additionally, the Company is at risk of being unable to meet legal, regulatory, financial or customer obligations if the information systems, facilities or networks of a third-party vendor are disrupted, damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cybersecurity incidents, ransomware or other impacts to vendors, including labor strikes, political unrest and terrorist attacks. Since certain third-party vendors conduct operations for the Company outside the U.S., the political and military events in foreign jurisdictions could have an adverse impact on the Company’s outsourced operations. The Company may be adversely affected by a third-party vendor who operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

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

Although the Company provides for appropriate protections through its contracts and performs information security risk assessments of its third-party service providers and business associates, the Company still has limited control over their actions and practices. In addition, despite the security measures the Company has in place to ensure compliance with applicable laws and rules, the Company's facilities and systems, and those of the Company's third-party providers and participants in its distribution channels may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. From time to time, the Company, its third-party providers and participants in the Company’s distribution channels have experienced and will likely continue to experience such events. In such cases, notification to affected individuals, state and federal regulators, state attorneys general and media may be required, depending upon the number of affected individuals and whether personal information including health or financial data was subject to unauthorized access.

Extensive regulation and changes in legislation can impact profitability and growth.

The Company's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, that exercise a degree of interpretive latitude, including the FSA and Ministry of Finance (MOF) in Japan, state insurance regulators, the BMA in Bermuda, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Department of the Treasury, including the Internal Revenue Service (IRS), in the U.S. The Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may result in non-compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. Further, regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company's financial condition and results of operations.

In July 2023, new regulations were proposed by the U.S. Departments of Labor, Treasury and Health and Human Services related to (i) short-term, limited-duration insurance, (ii) fixed indemnity and hospital indemnity excepted benefits, (iii) specified disease or illness excepted benefits, and (iv) tax treatments of fixed amounts received through employment-based accident or health insurance. The timing and substance of the final regulations, if any, is not known, but if passed in the proposed form, these regulations could materially affect sales of Aflac U.S.

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

Item 1A. Risk Factors
If the Company's subsidiaries fail to meet the minimum capital or operational requirements established by its respective regulators, they could be subject to examination or corrective action, or the Company's financial strength ratings could be downgraded, or both. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase the Company's direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on the Company's financial condition and results of operations. For additional information, see the Government Regulation subsections of Item 1. Business.

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

Catastrophic events, including those as a result of climate change or major public health issues, could adversely affect the Company's financial condition and results of operations as well as the availability of the Company’s infrastructure and systems.

The Company's insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues and terrorism or other acts of violence. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce its profitability or harm the Company's financial condition, as well as affect its ability to write new business. In addition, such events may lead to periods of voluntary or required premium grace periods, which may lead to volatility in lapse rates and related premiums. Any resulting or coincidental economic effects could impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. These catastrophic events may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the 2024 Outlook section of Item 7. MD&A.

Additionally, the Company's operations, as well as those of its vendors, service providers and counterparties, may be adversely affected by such catastrophic events to the extent they disrupt the Company's physical infrastructure, human resources or systems that support its businesses and customers. Although the Company has a global crisis management framework to minimize the business disruption from a catastrophic event, such framework may not be effective to avoid an adverse impact to the Company from such an event. While the assessment of risks related to climate change are part of the Company's credit review process, climate change-related risks may adversely impact the value of the securities that the Company holds. Climate change may increase the frequency and severity of natural disasters such as hurricanes, tornadoes, floods and forest fires. Further, the Company cannot predict the effects that any legal or regulatory changes made in response to climate change concerns or major public health issues would have on the Company's business.

Item 1A. Risk Factors
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

The Company's financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. Changes to accounting standards could have a material adverse effect on the Company's results of operations and financial condition. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements.

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

Item 1A. Risk Factors
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Due to the ever-changing cybersecurity landscape, the Company’s board of directors has adopted an information security policy directing management to establish and operate a global information security program with the goals of identifying, assessing and monitoring existing and emerging cybersecurity threats and ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected from loss or theft. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee.

The Company’s senior officers, including its Global Security and Chief Information Security Officer (GSCISO), are responsible for the operation of the global information security program and communicate quarterly with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, risks associated with current and evolving threats, and recommendations for changes in the information security program. The global information security program includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the GSCISO and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Audit and Risk Committee. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director or the Chair of the Audit and Risk Committee. The above framework tracks and allows team members to monitor each incident throughout its lifecycle to ensure the Company is informed about and following cybersecurity incidents as they are mitigated and remediated. Post-incident reviews are also performed to determine if there are any additional controls that may feasibly be implemented to prevent recurrence.

As a part of the global information security program, an enterprise cybersecurity risk assessment is performed annually in coordination with the GSCISO to identify and assess material cybersecurity risks and mitigating controls. The assessment results are incorporated into a risk register managed by the Company’s overall enterprise risk management group to integrate the risks into the overall risk management processes. The Company engages with independent firms to conduct operational control assessments, which cover information protection. Every three years, the Company engages independent consultants specifically for cyber matters. Additionally, the Company performs third-party risk assessments to evaluate security controls and identify inherent and residual risks associated with third-party engagements. Issues identified during third-party risk assessments are documented and escalated to Company management through an established committee structure based on the risk ratings associated with each issue.

The Company also utilizes professionals from the Company’s legal team and GSCISO's leadership team, a majority of whom have specialized skills and knowledge in cybersecurity risk management based on their prior work experience and relevant industry certifications, such as Certified Information Systems Security Professional and Certified Information Security Manager, to assist in assessing cybersecurity risks, materiality of cybersecurity incidents and disclosures of the same. Specifically, the GSCISO has security experience in the public sector and private sector financial services industry holding positions in areas such as business continuity, information assurance, and technology risk management as well as being a Certified Information Systems Security Professional, Certified Information Security Manager and Certified Project

Item 1B. Unresolved Staff Comments
Manager as well as being certified in Risk and Information Systems Control. The GSCISO and his direct reports have an average of approximately 23 years of experience in the field of cybersecurity.

See Item 1A. Risk Factors for the risk factor titled "Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business" for additional information regarding how the Company's business strategy, results of operations, and financial condition could be adversely affected by risks from cybersecurity threats.

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
In the U.S., the Company owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. The Company leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance); in New York, New York, which houses the Company's Global Investment division; in Tampa, Florida, which houses the Company's ABS subsidiary; and in Farmington, Connecticut, Windsor, Connecticut and Plantation, Florida, which houses the operations of the Company's group life, disability and absence management business. The Company leases other administrative office space throughout the U.S., Puerto Rico, the United Kingdom, and Bermuda.
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

Holders

As of February 15, 2024, there were 81,925 holders of record of the Company's common stock.

Dividends

For a summary of dividends paid to shareholders in 2023 and 2022 and potential restrictions on the Company's ability to pay future dividends, see the Liquidity and Capital Resources section of Item 7. MD&A.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Performance Graph
The following graph compares the five-year performance of the Company's common stock to the Standard & Poor's 500 (S&P 500) Index and the Standard & Poor's 500 Life and Health Insurance (S&P 500 Life and Health Insurance) Index. The S&P 500 Life and Health Insurance Index includes: Aflac Incorporated, Globe Life Inc., MetLife Inc., Principal Financial Group Inc. and Prudential Financial Inc.

Performance Graphic Index
December 31,

	2018	2019	2020	2021	2022	2023
Aflac Incorporated	100.00	118.56	102.46	137.87	174.21	204.50
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Life & Health Insurance	100.00	123.18	111.51	152.41	168.18	176.00
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the year ended December 31, 2023, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,440,300		$72.15	2,440,300	114,201,523
February 1 - February 28	3,542,907		69.48	3,200,100	111,001,423
March 1 - March 31	4,711,768		64.20	4,707,900	106,293,523
April 1 - April 30	2,608,037		66.00	2,607,869	103,685,654
May 1 - May 31	4,322,919		66.50	4,321,165	99,364,489
June 1 - June 30	3,537,309		68.15	3,531,796	95,832,693
July 1 - July 31	2,478,733		71.10	2,478,733	93,353,960
August 1 - August 31	3,700,973		75.48	3,700,973	89,652,987
September 1 - September 30	3,215,602		76.19	3,209,947	86,443,040
October 1 - October 31	3,275,099		78.29	3,275,099	83,167,941
November 1 - November 30	2,833,510		81.54	2,832,717	80,335,224
December 1 - December 31	2,593,669		82.14	2,589,843	77,745,381
Total	39,260,826	(1)	$71.99	38,896,442	77,745,381	(2)
(1) During the year ended December 31, 2023, 364,384 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at December 31, 2023, consisted of shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

ITEM 6.     [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Certain statements included in this section constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. The Company’s actual results may differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. Certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements can be found in the Risk Factors and Forward-Looking Information sections herein.

MD&A OVERVIEW

The following financial review provides a discussion of the Company’s results of operations and financial condition, as well as a summary of the Company’s critical accounting estimates. This section should be read in conjunction with Part I, Item 1. Business and the audited consolidated financial statements and accompanying notes included in Part II, Item 8. Financial Statements and Supplementary Data of this report. This MD&A is divided into the following sections:

All relevant prior-year amounts have been adjusted for the adoption of Accounting Standards Update (ASU) 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI) on January 1, 2023. See Note 1 of the Notes to the Consolidated Financial Statements for additional information. The Company has elected to omit certain elements of discussion of the year ended December 31, 2021 in this MD&A. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 24, 2023, for reference to discussions of the year ended December 31, 2021, the earliest of the three years presented, that have not been adjusted for the adoption of LDTI. Amounts reported in this MD&A may not foot due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Performance Highlights

For the full year of 2023, total revenues were down 2.3% to $18.7 billion, compared with $19.1 billion for the full year of 2022. Net earnings were $4.7 billion, or $7.78 per diluted share, for the full year of 2023, compared with $4.4 billion, or $6.93 per diluted share, for the full year of 2022. Net earnings for 2023 included an after-tax loss of $119 million, or $.20 per diluted share, related to novation of a reinsurance treaty with a third party that had been ceded back to the Company as of year end.

Net earnings in 2023 included net investment gains of $590 million, compared with net investment gains of $363 million in 2022. Net investment gains in 2023 included an increase in credit loss allowances of $139 million; $441 million of net gains from certain derivative and foreign currency gains or losses; $88 million of net gains on equity securities; and $200 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) in 2023 was 140.57, or 7.4% weaker than the rate of 130.17 in 2022.

Adjusted earnings(2) for the full year of 2023 were $3.7 billion, or $6.23 per diluted share, compared with $3.6 billion, or $5.67 per diluted share, in 2022. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.19. Adjusted earnings for 2023 included an after-tax loss of $119 million, or $.20 per diluted share, related to novation of a reinsurance treaty with a third party that had been ceded back to the Company as of year end.

In 2023, Aflac Incorporated repurchased $2.8 billion, or 38.9 million of its common shares. At December 31, 2023, the Company had 77.7 million remaining shares authorized for repurchase.

Shareholders’ equity was $22.0 billion, or $38.00 per share, at December 31, 2023, compared with $20.1 billion, or $32.73 per share, at December 31, 2022. Shareholders’ equity at December 31, 2023 included a cumulative decrease of $2.6 billion from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.1 billion at December 31, 2022, and a net unrealized gain on investment securities and derivatives of $1.1 billion, compared with a net unrealized loss of $729 million at December 31, 2022. Shareholders’ equity at December 31, 2023 also included an unrealized foreign currency translation loss of $4.1 billion, compared with an unrealized foreign currency translation loss of $3.6 billion at December 31, 2022. The annualized return on average shareholders’ equity in 2023 was 22.1%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $27.5 billion, or $47.55 per share at December 31, 2023, compared with $26.6 billion, or $43.18 per share, at December 31, 2022. The annualized adjusted return on equity excluding foreign currency impact(2) in 2023 was 14.2%.

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

2024 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth through product development and distribution expansion and to achieve efficiencies by modernizing its technology and streamlining its operations.

The Company's objectives in 2024 are to maintain strong pretax margins with increased sales production through product refreshment in its Aflac Japan segment and to begin realizing benefits from its buy to build initiatives and other platform investments, manage expenses and strengthen the number of career agents for Aflac U.S. The Company believes that its strategy of positioning itself for future growth and efficiency while defending and leveraging its market-leading position, powerful brand recognition and diverse distribution in Japan and the U.S. will provide support toward these objectives.

In November 2023, the board of directors announced a 19.0% increase in the quarterly cash dividend, effective with the first quarter of 2024. The Company intends to maintain strong capital ratios in Aflac Japan and Aflac U.S. in support of its commitment to shareholder dividends while remaining tactical in its deployment of capital in the form of share repurchases and opportunistic investments. The Company intends to maintain a minimum SMR of 500% for Aflac Japan and a target combined RBC over time of approximately 400% for Aflac U.S., consistent with the Company's risk management practices.

Aflac Japan Segment
For Aflac Japan, the Company anticipates that favorable morbidity experience and the shift in premiums over the last several years from first sector savings products to third sector cancer and medical products and first sector protection products will result in stable benefit ratios in the Aflac Japan segment, while expense reduction efforts are expected to reduce expense ratios. The Company expects that benefit and expense ratios will continue to experience some level of revenue pressure due to the impact of paid up policies and internal reinsurance transactions. For 2024, the Company expects Aflac Japan to generate a benefit ratio in the range of 66% to 68% and an expense ratio in the range of 19% to 21%.

Aflac U.S. Segment
For Aflac U.S., the Company expects growth in life and disability as well as dental and vision to increase benefit ratios and decrease expense ratios over time. For 2024, the Company expects Aflac U.S. to generate a benefit ratio in the range of 45% to 47% and an expense ratio in the range of 38% to 40%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate and other
The Company expects Corporate and other results to reflect stable net investment income in 2024, as compared with 2023, assuming that U.S. interest rates remain stable and excluding the impact of tax credit investments, as tax benefits are recognized in a corresponding lower income tax expense.

For important disclosures applicable to statements made in this 2024 Outlook, please see the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and this Item 7. MD&A.

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

•Adjusted return on equity excluding foreign currency impact is adjusted earnings excluding the current period foreign currency impact divided by average shareholders’ equity, excluding AOCI. The Company considers adjusted return on equity excluding foreign currency impact important as it excludes changes in foreign currency and components of AOCI, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity excluding foreign currency impact is return on average equity (ROE) as determined using net earnings and average total shareholders’ equity.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions			Per Diluted Share
	2023	2022	2021	2023	2022	2021
Net earnings	$4,659	$4,418	$4,231	$7.78	$6.93	$6.25
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(914)	(447)	(462)	(1.53)	(.70)	(.68)
Other and non-recurring (income) loss	(39)	(1)	73	(.07)	.00	.11
Income tax (benefit) expense on items excluded from adjusted earnings (2)	26	(357)	83	.04	(.56)	.12
Adjusted earnings	3,733	3,614	3,925	6.23	5.67	5.80
Current period foreign currency impact (3)	113	N/A	N/A	.19	N/A	N/A
Adjusted earnings excluding current period foreign currency impact	$3,847	$3,614	$3,925	$6.43	$5.67	$5.80
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

Reconciling Items

Net Investment Gains and Losses

The following table is a reconciliation of items impacting adjusted net investment (gains) losses to the most directly comparable U.S. GAAP financial measures of net investment (gains) losses for the years ended December 31.

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

(In millions)	2023	2022	2021
Net investment (gains) losses	$(590)	$(363)	$(468)
Items impacting net investment (gains) losses:
Amortized hedge costs	(157)	(112)	(76)
Amortized hedge income	121	68	57
Net interest cash flows from derivatives associated with certain investment strategies	(328)	(90)	(30)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	41	50	55
Adjusted net investment (gains) losses	$(914)	$(447)	$(462)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In June 2023, the Company amended the U.S. defined benefit plan to freeze future benefits under the plan for all participants effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of approximately $49 million in 2023. The curtailment gain is both unusual and non-recurring and is unrelated to other recurring benefit costs associated with the plan; therefore, the Company has excluded the curtailment gain from adjusted earnings.

In 2023, other items excluded from adjusted earnings included an impairment for certain finite-lived intangible assets of approximately $11 million as a result of the Company exiting the third-party administration business acquired in connection with the purchase of Aflac Benefit Solutions, Inc. in 2019. The impairment of these intangible assets are not related to the ongoing operations of the business and occur infrequently; therefore, the Company has excluded the impairment from adjusted earnings.

In 2021, other items excluded from adjusted earnings included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consisted of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs were excluded from adjusted earnings for one year following the acquisition and amounted to $26 million for the year ended December 31, 2021.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 11.5% in 2023, 9.3% in 2022 and 18.7% in 2021. In 2023, the combined effective tax rate differed from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. In 2022, the combined effective tax rate differed from the U.S. statutory rate primarily due to the impact of the tax accounting method change discussed below, as well as historic and solar tax credits. In 2021, the combined effective tax rate differed from the U.S. statutory rate primarily due to historic and solar tax credits. Total income taxes were $603 million in 2023, $451 million in 2022 and $977 million in 2021. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change the functional currency of the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST are no longer recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The release of the deferred tax liability resulted in the Company recognizing an income tax benefit of $174 million in 2023 and $452 million in 2022.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law, which among other things, imposed a 1% excise tax on the Company’s repurchases of its common stock. Effective January 1, 2023, charges associated with the excise tax are recognized in equity consistent with other costs related to treasury stock.

For additional information, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of this MD&A.

The Company expects that its effective tax rate on adjusted earnings for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
risk factor entitled "Tax rates applicable to the Company may change" in Part I, Item 1A. Risk Factors for additional information.

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

Reconciliation of Book Value to Adjusted Book Value

The following table is a reconciliation of items impacting adjusted book value and adjusted book value per diluted share to the most directly comparable U.S. GAAP financial measures of book value and book value per diluted share, respectively, for the years ended December 31.

(In millions, except for share and per-share amounts)	2023	2022
U.S. GAAP book value	$21,985	$20,140
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,069)	(3,564)
Unrealized gains (losses) on securities and derivatives	1,117	(729)
Effect of changes in discount rate assumptions	(2,560)	(2,100)
Pension liability adjustment	(8)	(36)
Total accumulated other comprehensive income	(5,520)	(6,429)
Adjusted book value	27,505	26,569

Number of shares outstanding at end of period	578,479	615,256

U.S. GAAP book value per common share	$38.00	$32.73
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(7.03)	(5.79)
Unrealized gains (losses) on securities and derivatives per common share	1.93	(1.18)
Effect of changes in discount rate assumptions per common share	(4.43)	(3.41)
Pension liability adjustment per common share	(.01)	(.06)
Total accumulated other comprehensive income per common share	(9.54)	(10.45)
Adjusted book value per common share	47.55	43.18
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding the Impact of Foreign Currency)

The following table is a reconciliation of items impacting adjusted return on equity excluding the impact of foreign currency to the most directly comparable U.S. GAAP financial measure of return on equity for the years ended December 31.

	2023	2022
U.S. GAAP return on equity - net earnings (1)	22.1%	23.8%
Impact of excluding unrealized foreign currency translation gains (losses)	(3.1)	(2.5)
Impact of excluding unrealized gains (losses) on securities and derivatives	.2	4.1
Impact of excluding effect of changes in discount rate assumptions	(1.9)	(8.2)
Impact of excluding pension liability adjustment	.0	(.1)
Impact of excluding accumulated other comprehensive income	(4.9)	(6.8)
U.S. GAAP return on equity less accumulated other comprehensive income	17.2	17.0
Differences between adjusted earnings and net earnings (2)	(3.4)	(3.1)
Adjusted return on equity - reported	13.8	13.9
Impact of foreign currency (3)	(.4)	N/A
Adjusted return on equity, excluding impact of foreign currency	14.2	13.9
(1) U.S. GAAP return on equity is calculated by dividing net earnings (annualized) by average shareholders' equity.
(2) See separate reconciliation of net earnings to adjusted earnings above.
(3) Impact of foreign currency is calculated by restating all foreign currency components of the income statement to the weighted average foreign currency exchange rate for the comparable prior year period. The impact is the difference of the restated adjusted earnings compared to reported adjusted earnings. For comparative purposes, only current period income is restated using the weighted average prior period exchange rate, which eliminates the foreign currency impact for the current period. This allows for equal comparison of this financial measure.
RESULTS OF OPERATIONS BY SEGMENT
U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. See Item 1. Business for a summary of each segment's products and distribution channels.

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
Aflac Japan Pretax Adjusted Earnings
Changes in Aflac Japan's pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31 followed by a discussion of the significant drivers of changes in yen operating results compared to the previous year.
Aflac Japan Summary of Operating Results

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2023	2022	2021	2023	2022	2021
Net earned premiums (1)	$8,047	$9,186	$11,301	¥1,128	¥1,198	¥1,240
Net investment income: (2)
Yen-denominated investment income	985	1,140	1,262	138	149	139
U.S. dollar-denominated investment income	1,755	1,641	1,845	247	215	203
Net investment income	2,739	2,782	3,107	385	365	341
Amortized hedge costs related to certain foreign currency exposure management strategies	157	112	76	20	13	8
Adjusted net investment income	2,582	2,669	3,031	366	351	333
Other income (loss)	35	35	41	5	4	5
Total adjusted revenues	10,664	11,890	14,373	1,498	1,554	1,577
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	5,409	6,282	7,738	757	820	849
Reserve remeasurement (gains) losses	(96)	(91)	(62)	(13)	(13)	(7)
Total benefits and claims, net	5,313	6,191	7,675	744	807	842
Adjusted expenses:
Amortization of deferred policy acquisition costs	326	338	393	46	44	43
Insurance commissions	491	563	706	69	73	77
Insurance and other expenses	1,299	1,517	1,843	182	198	203
Total adjusted expenses	2,117	2,417	2,942	297	316	323
Total benefits and adjusted expenses	7,430	8,609	10,618	1,041	1,123	1,165
Pretax adjusted earnings	$3,234	$3,281	$3,756	¥457	¥431	¥412
Weighted-average yen/dollar exchange rate	140.57	130.17	109.07	—	—	—
Percentage change over previous period:
Net earned premiums	(12.4)%	(18.7)%	(10.8)%	(5.9)%	(3.4)%	(8.4)%
Adjusted net investment income	(3.3)	(11.9)	14.0	4.0	5.5	17.6
Total adjusted revenues	(10.3)	(17.3)	(6.5)	(3.6)	(1.5)	(3.9)
Total benefits and claims, net	(14.2)	(19.3)	(13.3)	(7.8)	(4.2)	(10.9)
Total adjusted expenses	(12.4)	(17.8)	(9.7)	(6.1)	(2.2)	(7.0)
Pretax adjusted earnings	(1.4)	(12.6)	15.1	6.0	4.6	18.4
(1) Includes a gain (loss) of $20, $(42) and $(11) in 2023, 2022 and 2021, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(294), $(86) and $(33) in 2023, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2023, net earned premiums decreased primarily due to approximately ¥37 billion related to internal reinsurance transactions with Aflac Re and approximately ¥32 billion in limited-pay products reaching premium paid-up status. Adjusted net investment income increased in 2023, as compared to 2022, primarily due to an increase in floating rate income earned from U.S. dollar-denominated investments, which was driven by higher yields, partially offset by lower income from make whole payments and an increase in amortized hedge cost. In 2023, total adjusted revenues decreased primarily due to the decrease in net earned premiums and partially offset by an increase in adjusted net investment income. In 2023, total benefits and claims decreased primarily due to lower third sector incurred claims and annual assumption updates as well as an approximately ¥26 billion decrease due to internal reinsurance transactions with Aflac Re. Total adjusted expenses decreased in 2023 primarily due to approximately ¥9 billion of impacts related to internal reinsurance transactions with Aflac Re and decreases related to expense control efforts. In 2023, pretax adjusted earnings increased primarily due to the decrease in total benefits and claims and total adjusted expenses, partially offset by the decrease in total adjusted revenues.

In 2022, net earned premiums decreased primarily due to limited-pay products reaching premium paid-up status and terminations net of new issues. Adjusted net investment income increased in 2022 primarily due to higher floating rate income earned from U.S. dollar-denominated investments that were driven by stronger dollar exchange rates, increasing interest rates, and higher income from make whole payments received on called securities, which were partially offset by lower income from alternative assets and higher hedge costs. In 2022, total adjusted revenues decreased primarily due to the decrease in net earned premiums. In 2022, total benefits and claims decreased primarily due to a larger reserve release related to "deemed hospitalization" benefits. Total adjusted expenses decreased primarily due to lower general operating expenses. In 2022, pretax adjusted earnings increased primarily due to the decrease in total benefits and claims and total adjusted expenses, partially offset by the decrease in total adjusted revenues.

When comparing 2021 results prior to and subsequent to adoption of LDTI, net earned premiums decreased primarily due to approximately a ¥60 billion increase in the deferred profit liability on limited-pay products as a result of the reclassification of the change in deferred profit liability from the benefits and claims, net line item to the net earned premiums line item. Total benefits and claims decreased approximately ¥31 billion, which included a ¥7 billion reserve remeasurement gain. See Note 1 of the Notes to the Consolidated Financial Statements for more information regarding the adoption of LDTI.

Annualized premiums in force at December 31, 2023, were ¥1.25 trillion, compared with ¥1.30 trillion in 2022 and ¥1.36 trillion in 2021. The decrease in annualized premiums in force in yen of 4.2% in 2023 was driven primarily by limited-pay products reaching premium paid-up status. The decrease in annualized premiums in force in yen of 4.4% in 2022 and 4.7% in 2021 was driven primarily by limited-pay products reaching premium paid-up status and lower sales as a result of pandemic conditions. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $8.8 billion in 2023, $9.8 billion in 2022 and $11.8 billion in 2021. As of December 31, 2023, Aflac Japan exceeded 22 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes			Excluding Foreign Currency Changes
	2023	2022	2021	2023	2022	2021
Adjusted net investment income	4.0%	5.5%	17.6%	(1.4)%	(5.0)%	15.6%
Total adjusted revenues	(3.6)	(1.5)	(3.9)	(4.8)	(3.7)	(4.2)
Pretax adjusted earnings	6.0	4.6	18.4	1.8	(3.5)	16.8
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total adjusted revenues:	2023	2022	2021
Total benefits and claims, net	49.7%	51.9%	53.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.1	2.8	2.7
Insurance commissions	4.6	4.7	4.9
Insurance and other expenses	12.2	12.8	12.8
Total adjusted expenses	19.8	20.3	20.5
Pretax adjusted earnings	30.5	27.7	26.1
Ratios to total premiums:
Total benefits and claims, net	66.0%	67.4%	67.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.1	3.7	3.5
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In 2023, the total benefits and claims to total premiums ratio decreased primarily due to a decrease in the third sector benefit ratio from annual updates to reserve assumptions, internal reinsurance activity, and the continued change in the mix of first and third sector business. The total adjusted expense ratio decreased in 2023, primarily due to the decrease in total adjusted revenues and an offsetting decrease in total adjusted expenses due to the internal reinsurance transactions with Aflac Re and expense control efforts. In total, the pretax adjusted profit margin increased in 2023, primarily due to the lower benefit ratio, the lower expense ratio and an offsetting decrease in total adjusted revenues.

In 2022, the total benefits and claims to total premiums ratio decreased slightly primarily due to a larger reserve release related to "deemed hospitalization" benefits. The total adjusted expense ratio was essentially flat in 2022. In total, the pretax adjusted profit margin increased in 2022 primarily due to the lower benefit ratio, the lower expense ratio and an offsetting decrease in total adjusted revenues.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of December 31.

	2023	2022	2021
Premium persistency	93.4%	94.1%	94.3%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2023	2022	2021	2023	2022	2021
New annualized premium sales	$432	$416	$499	¥60.7	¥54.8	54.8
Increase (decrease) over prior period	3.8%	(16.7)%	4.6%	10.9%	.0%	7.7%

In 2023, the increase in new annualized premium sales on a yen basis was primarily driven by sales of Aflac Japan's new cancer insurance product and updated first sector products, all of which were launched in the second half of 2022 and at Japan Post, Dai-ichi Life and other financial institutions in the first half of 2023, and sales of Aflac Japan's new medical insurance product launched in September 2023.

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

	2023	2022	2021
Cancer	64.1%	56.5%	49.2%
Medical and other health:
Medical	20.2	26.6	37.2
Income support	.4	1.3	0.5
Life insurance:
Traditional life (1)	6.5	8.1	9.0
WAYS	6.8	3.5	.8
Child endowment	.4	.3	.3
Other	1.6	3.7	3.0
Total	100.0%	100.0%	100.0%
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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the years ended December 31.

	2023	2022	2021
Independent corporate and individual	46.7%	49.5%	51.1%
Affiliated corporate (1)	50.0	46.5	43.7
Bank	3.3	4.0	5.2
Total	100.0%	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

In 2023, Aflac Japan recruited 24 new sales agencies. At December 31, 2023, Aflac Japan was represented by approximately 7,000 sales agencies, with approximately 113,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At December 31, 2023, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

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

As previously reported, on February 28, 2019, the Parent Company entered into a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association (the Shareholders Agreement). According to a Form 13F filed by Japan Post Holdings with the SEC on January 5, 2024, Japan Post Holdings owned 52.3 million Aflac Incorporated common shares as of December 31, 2023.

On May 1, 2023, the Parent Company filed a registration statement on Form S-3 that registered the sale of its common stock from time to time by J&A Alliance Holdings Corporation in its capacity as trustee of the Trust. The filing was made strictly pursuant to a contractual requirement contained in the Shareholders Agreement. The Trust has agreed not to own more than the greater of 10% of the Parent Company’s outstanding shares or such shares representing 22.5% of the voting rights in the Parent Company.

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

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2023	2022	2021
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$357	$0	$1,208
Private placements	510	854	695
Other fixed maturity securities	102	113	171
Equity securities	346	398	216
Commercial mortgage and other loans:
Other loans	77	0	0
Other investments	16	22	10
Total yen-denominated	$1,408	$1,387	$2,300

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$606	$559	$1,963
Infrastructure debt	50	215	52
Collateralized loan obligations	0	498	216
Equity securities	0	22	8
Commercial mortgage and other loans:
Transitional real estate loans	247	1,645	1,768
Commercial mortgage loans	0	0	31
Middle market loans	446	1,203	2,428
Other loans	0	132	0
Other investments	393	391	404
Total U.S. dollar-denominated	$1,742	$4,666	$6,870
Total Aflac Japan purchases	$3,150	$6,053	$9,170

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for additional information regarding loans and loan receivables.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31

	2023	2022	2021
Total purchases for the period (in millions) (1)	$2,741	$5,640	$8,756
New money yield (1),(2)	5.18%	4.48%	3.50%
Return on average invested assets (3)	2.90	2.78	2.72
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.18%	3.06%	2.60%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in 2023 was primarily due to increases in U.S. and Japan interest rates. The increase in the Aflac Japan new money yield in 2022 was primarily due to increases in U.S. interest rates.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S. for the years ended December 31 followed by a discussion of the significant drivers of changes in operating results compared to the previous year.
Aflac U.S. Summary of Operating Results

(In millions)	2023	2022	2021
Net earned premiums	$5,675	$5,570	$5,614
Adjusted net investment income (1)	820	755	754
Other income	128	161	121
Total adjusted revenues	6,623	6,486	6,489
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	2,715	2,679	2,724
Reserve remeasurement (gains) losses	(283)	(124)	(85)
Total benefits and claims, net	2,431	2,555	2,639
Adjusted expenses:
Amortization of deferred policy acquisition costs	490	455	442
Insurance commissions	561	553	550
Insurance and other expenses	1,640	1,564	1,502
Total adjusted expenses	2,691	2,573	2,494
Total benefits and adjusted expenses	5,122	5,127	5,132
Pretax adjusted earnings	$1,501	$1,359	$1,356
Percentage change over previous period:
Net earned premiums	1.9%	(.8)%	(2.5)%
Adjusted net investment income	8.6	.1	7.0
Total adjusted revenues	2.1	.0	(1.2)
Total benefits and claims, net	(4.9)	(3.2)	(4.6)
Total adjusted expenses	4.6	3.2	(1.5)
Pretax adjusted earnings	10.4	.2	6.9
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(34), $(4) and $2 in 2023, 2022 and 2021, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In 2023, Aflac U.S. net earned premiums increased primarily due to higher net earned premiums from growth initiatives, including group life and disability, network dental and vision, and consumer markets businesses. Adjusted net investment income increased in 2023 primarily due to increases in U.S. interest rates which increased yields on the Company's floating rate and short term investment portfolios. In 2023, total adjusted revenues increased primarily due to the increase in net earned premiums and adjusted net investment income. Total benefits and claims decreased in 2023 primarily due to a reserve remeasurement gain related to assumption updates and favorable experience. In 2023, total adjusted expenses increased due to an increase in employee-related expenses, a $31 million write-off of certain capitalized software development costs, as well as a slight increase in expenses related to ongoing investments in the U.S. platform. Pretax adjusted earnings increased in 2023, driven primarily by lower benefits and claims and the increase in adjusted revenues, partially offset by higher adjusted expenses.

In 2022, Aflac U.S. net earned premiums decreased, primarily due to lower persistency. Adjusted net investment income in 2022 was basically flat. In 2022, total adjusted revenues were flat. In 2022, total benefits and claims decreased primarily due to a reserve remeasurement gain related to assumption updates and favorable experience. In 2022, total adjusted expenses increased due to ongoing investments in the U.S. platform. The increase in pretax adjusted earnings in 2022 was driven primarily by lower benefits and claims offset by higher adjusted expenses and slightly lower revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

When comparing 2021 results prior to and subsequent to adoption of LDTI, total benefits and claims increased approximately $192 million due to a change in LFPB. See Note 1 of the Notes to the Consolidated Financial Statements for more information on the adoption of LDTI.

Annualized premiums in force increased 3.3% in 2023, were essentially flat in 2022 and decreased 1.6% in 2021. Annualized premiums in force at December 31 were $6.2 billion in 2023, compared with $6.0 billion in both 2022 and 2021.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total adjusted revenues:	2023	2022	2021
Total benefits and claims	36.7%	39.4%	40.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.4	7.0	6.8
Insurance commissions	8.5	8.5	8.5
Insurance and other expenses	24.8	24.1	23.1
Total adjusted expenses	40.6	39.7	38.4
Pretax adjusted earnings	22.7	21.0	20.9
Ratios to total premiums:
Total benefits and claims	42.8%	45.9%	47.0
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.6	8.2	7.9
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In 2023, the total benefits and claims to total premiums ratio decreased primarily due to reserve remeasurement gains related to assumption updates and favorable experience. The total adjusted expense ratio increased in 2023, primarily due to an increase in employee-related expenses, the $31 million write-off of certain capitalized software development costs, as well as a slight increase in expenses related to ongoing investments in the U.S. platform. In total, the pretax adjusted profit margin increased in 2023, primarily due to the lower benefit ratio.

In 2022, the total benefits and claims to total premiums ratio decreased primarily due to reserve remeasurement gains. The adjusted expense ratio increased in 2022, primarily due to higher planned spending reflecting ongoing investments in the U.S. platform. In total, the pretax adjusted profit margin was essentially flat in 2022.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of December 31.

	2023	2022	2021
Premium persistency	78.6%	77.3%	79.7%

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2023	2022	2021
New annualized premium sales	$1,558	$1,483	$1,278
Increase (decrease) over prior period	5.0%	16.1%	16.9%

New annualized premium sales for accident insurance decreased 3.6%; disability sales increased 4.8%; critical care insurance sales (including cancer insurance) increased 7.6%; hospital indemnity insurance sales decreased .6%; dental/vision sales increased 15.4%; and life sales increased 22.2% in 2023, compared with 2022. The increase in sales for Aflac U.S. in 2023 and 2022 reflects continued improvement from investment in growth initiatives as well as productivity gains.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2023	2022	2021
Accident	20.9%	22.8%	25.1%
Disability	25.6	25.5	23.1
Critical care (1)	20.7	20.1	21.3
Hospital indemnity	14.5	15.3	16.4
Dental/vision	6.3	5.8	5.1
Life	12.0	10.5	9.0
Total	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness and hospital intensive care products

In 2023, the Aflac U.S. sales force included an average of approximately 6,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

In July 2023, the U.S. Department of Labor, U.S. Department of the Treasury and U.S. Department of Health and Human Services issued a proposed joint rule that, as written, would impose significant limitations on the structure of benefits for hospital indemnity and other fixed indemnity plans, including those sold by Aflac U.S. The current benefit structure for these products allows the Company to vary the amount of benefits by the services or items received, severity of illness or injury, or any other characteristics particular to a course of treatment. If finalized in its current form, the proposed rule would eliminate Aflac U.S.’s ability to vary the amount of benefits provided by these products. In addition, the proposed rule also proposes to change the tax treatment of all fixed indemnity products. Under the proposal, if premiums are paid on a pretax basis (either by the employer or by employee pretax salary reduction), then the entire amount of the benefit would be taxable income regardless of the amount of the employee’s unreimbursed medical expenses. Currently, only the benefits received in excess of unreimbursed medical or medical-related costs are subject to tax. The comment period for the proposed rule closed on September 11, 2023. Aflac U.S. has filed comments opposing the proposed rule. The timing and substance of the final regulations, if any, is not known, and any such final rule could be the subject of litigation.

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

(In millions)	2023	2022	2021
Fixed maturity securities:
Other fixed maturity securities	$587	$579	$756
Infrastructure debt	83	137	91
Collateralized loan obligations	0	199	65
Equity securities	11	33	213
Commercial mortgage and other loans:
Transitional real estate loans	78	342	525
Commercial mortgage loans	33	0	276
Middle market loans	85	301	190
Other loans	30	110	14
Other investments	44	44	45
Total Aflac U.S. Purchases	$951	$1,745	$2,175

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

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2023	2022	2021
Total purchases for period (in millions) (1)	$907	$1,701	$2,130
New money yield (1),(2)	7.56%	5.16%	3.41%
Return on average invested assets (3)	4.88	4.72	4.87
Portfolio book yield, end of period (1),(2)	5.53%	5.39%	4.94%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in 2023 and 2022 was primarily due to increases in U.S. interest rates. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of Item 7A. for additional information regarding the sector concentrations of the Company's investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CORPORATE AND OTHER
Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary operating results for Corporate and other for the years ended December 31 followed by a discussion of the significant drivers of changes in operating results compared to the previous year.
Corporate and Other Summary of Operating Results

(In millions)	2023	2022	2021
Net earned premiums	$400	$145	$180
Net investment income (loss) (1)	(77)	30	(73)
Amortized hedge income related to certain foreign currency management strategies	121	68	57
Adjusted net investment income	44	98	(16)
Other income	15	24	11
Total adjusted revenues	460	267	175
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	470	141	161
Reserve remeasurement (gains) losses	(3)	0	0
Total benefits and claims, net	467	141	161
Adjusted expenses:
Interest expense	144	162	165
Other adjusted expenses	273	181	142
Total adjusted expenses	417	343	307
Total benefits and adjusted expenses	885	485	469
Pretax adjusted earnings	$(425)	$(218)	$(293)
Percentage change over previous period:
Net earned premiums	175.9%	(19.4)%	(7.2)%
Adjusted net investment income	(55.1)	712.5	(109.0)
Total adjusted revenues	72.3	52.6	(54.4)
Total benefits and claims, net	231.2	(12.4)	(10.6)
Total adjusted expenses	50.0	11.7	(3.8)
Pretax adjusted earnings	(95.0)	25.6	(154.8)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $343, $91 and $138 in 2023, 2022 and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $334, $83 and $115 in 2023, 2022 and 2021, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

In 2023, net earned premiums increased due to the internal reinsurance transactions between Aflac Japan and Aflac Re. Adjusted net investment income decreased in 2023 primarily due to $252 million related to a higher volume of tax credit investments, as tax benefits are recognized in a corresponding lower income tax expense, partially offset by an increase driven by higher investment returns, $74 million related to internal reinsurance transactions between Aflac Japan and Aflac Re, and a $53 million increase in amortized hedge income. Total adjusted revenues increased in 2023 primarily due to higher total premiums offset by lower adjusted net investment income. In 2023, total benefits and claims increased primarily due to $181 million related to the internal reinsurance transactions between Aflac Japan and Aflac Re and $163 million related to a novation agreement under which Aflac Re assumed the duties, obligations and liabilities through a reinsurance of business ALIJ previously ceded to an external reinsurer, and partially offset by lower incurred claims. Total adjusted expenses increased in 2023 primarily due to higher expenses associated with the internal reinsurance transactions between Aflac Japan and Aflac Re. Pretax adjusted earnings decreased in 2023 primarily due to the increase in total adjusted revenue, which was offset by higher benefits and claims and the increase in total adjusted expenses.

In 2022, net earned premiums decreased primarily due to significant yen weakening. Adjusted net investment income increased primarily driven by higher investment returns, $47 million from a lower volume of tax credit investments, and an $11 million increase in amortized hedge income. Total adjusted revenues increased primarily due to higher adjusted net

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
investment income. In 2022, total benefits and claims decreased due to lower incurred claims. Total adjusted expenses increased in 2022 primarily due to higher employee-related expenses. Pretax adjusted earnings increased in 2022 primarily due to the increase in total adjusted revenue, the decrease in total benefits and claims, and was partially offset by the increase in total adjusted expenses.

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

The following tables detail investments by segment as of December 31.

Investment Securities by Segment

	2023
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$54,983	$12,884	$5,423	$73,290
Held-to-maturity, fixed maturity securities, at amortized cost (1)	17,819	0	0	17,819
Equity securities	720	2	366	1,088
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,795	1,011	192	5,998
Commercial mortgage loans (1)	1,075	622	0	1,697
Middle market loans (1)	4,095	436	0	4,531
Other loans (1)	185	101	15	301
Other investments:
Policy loans	186	28	0	214
Short-term investments (2)	347	204	753	1,304
Limited partnerships	2,360	258	132	2,750
Real estate owned	180	47	0	227
Other	0	35	0	35
Investment in affiliate (3)	0	439	(439)	0
Total investments	86,745	16,067	6,442	109,254
Cash and cash equivalents	1,861	651	1,794	4,306
Total investments and cash	$88,606	$16,718	$8,236	$113,560
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2022
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$61,615	$12,231	$1,895	$75,741
Held-to-maturity, fixed maturity securities, at amortized cost (1)	19,056	0	0	19,056
Equity securities	650	51	390	1,091
Commercial mortgage and other loans:
Transitional real estate loans (1)	5,133	1,140	182	6,455
Commercial mortgage loans (1)	1,142	633	0	1,775
Middle market loans (1)	4,557	471	0	5,028
Other loans (1)	127	96	15	238
Other investments:
Policy loans	190	24	0	214
Short-term investments (2)	319	184	1,029	1,532
Limited partnerships	1,900	208	182	2,290
Other	0	34	0	34
Investment in affiliate (3)	0	195	(195)	0
Total investments	94,689	15,267	3,498	113,454
Cash and cash equivalents	1,601	720	1,622	3,943
Total investments and cash	$96,290	$15,987	$5,120	$117,397
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

Within the commercial mortgage and other loans category, the Company has invested in a variety of loans including TREs and CMLs that are collateralized by commercial real estate, including some that are designed as office space. The Company considers these investments to be well diversified by geography and among property types. Further, the Company believes that the portfolio is generally well positioned with exposures concentrated in high quality underlying properties with institutional investors who are positioned to manage their assets during periods of market volatility.

The Company has invested in certain TREs that are currently in default of interest or maturity payments. The Company continues to work with the borrowers to resolve these specific situations through loan continuance with potential modifications, or through the process of foreclosure or deed in lieu of foreclosure. During 2023, the Company took possession of certain commercial real estate properties securing defaulted loans through foreclosure and deed in lieu of foreclosure. Properties acquired by the Company through foreclosure and deed in lieu of foreclosure are reported as real estate owned (REO) in other investments in the consolidated balance sheet.

The Company utilizes third-party asset managers to source, underwrite and manage each loan. The Company closely monitors the activities of these managers. In the event that a loan workout is necessary, the Company believes these external managers have the experience and resources to manage the process to maximize recovery.

The Company also monitors its commercial mortgage and other loan investments internally on an ongoing basis, including a review of loans' credit quality indicators and payment status as current, past due, restructured or under foreclosure. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning credit quality indicators, information on loans that are on nonaccrual status, and REO obtained through foreclosure or deed in lieu of foreclosure. See also Part I, Item 1A. Risk Factors for a discussion of risk factors associated with the Company's investments.

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

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.6%	1.6%	1.6%	1.5%
AA	5.7	5.9	5.2	5.3
A	68.1	67.2	68.0	68.1
BBB	22.9	23.5	23.0	22.9
BB or lower	1.7	1.8	2.2	2.2
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2023, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2023.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Autostrade Per Litalia Spa	BBB	$140	$109	$(31)
KLM Royal Dutch Airlines	B	135	105	(30)
Urban Renaissance Agency	A	172	144	(28)
JP Morgan Chase and Co.	A	195	168	(27)
Prologis LP	A	161	137	(24)
Banco de Chile	A	141	120	(21)
Citigroup Inc	A	165	147	(18)
Vasakronan AB	A	120	102	(18)
Credit Suisse Group AG	A	71	53	(18)
Nippon Prologis REIT Inc.	A	71	54	(17)

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

	2023
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$240	$240	$227	$(13)
Commerzbank	176	142	202	60
Telecom Italia SpA	141	141	182	41
KLM Royal Dutch Airlines	141	135	105	(30)
IKB Deutsche Industriebank AG	92	46	75	29
Generalitat de Catalunya	56	24	55	31
National Gas Co. Trinidad & Tobago	52	50	47	(3)
Commonwealth of the Bahamas	43	42	35	(7)
Hawaiian Electric Industries Inc	35	36	28	(8)
Walgreens Boots Alliance Inc.	29	27	27	0
Other Issuers	24	26	25	(1)
Subtotal (2)	1,029	909	1,008	99
High yield corporate bonds	710	571	662	91
Middle market loans	4,244	4,065	4,037	(28)
Grand Total	$5,983	$5,545	$5,707	$162
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

	2023
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$40,341	$2,788	$(1,700)	$41,429	45.6%
Municipalities	2,480	221	(96)	2,605	2.8
Mortgage- and asset-backed securities	2,963	190	(67)	3,086	3.3
Public utilities	7,137	689	(196)	7,630	8.1
Electric	5,888	567	(123)	6,332	6.7
Natural Gas	698	78	(38)	738	.8
Other	551	44	(35)	560	.6
Sovereign and supranational	913	101	(15)	999	1.1
Banks/financial institutions	8,572	679	(416)	8,835	9.6
Banking	5,127	448	(227)	5,348	5.8
Insurance	1,723	156	(63)	1,816	1.9
Other	1,722	75	(126)	1,671	1.9
Other corporate	26,102	3,220	(959)	28,363	29.5
Basic Industry	2,241	338	(83)	2,496	2.5
Capital Goods	3,259	334	(127)	3,466	3.7
Communications	2,823	466	(46)	3,243	3.2
Consumer Cyclical	2,010	246	(36)	2,220	2.3
Consumer Non-Cyclical	5,963	693	(227)	6,429	6.7
Energy	2,177	410	(38)	2,550	2.5
Other	1,163	90	(87)	1,166	1.3
Technology	3,496	271	(143)	3,623	3.9
Transportation	2,970	372	(172)	3,170	3.4
Total fixed maturity securities	$88,508	$7,888	$(3,449)	$92,947	100.0%
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

Investment Securities by Type of Issuance

	2023		2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$72,218	$75,622	$77,176	$79,090
Equity securities	838	838	882	882
Total publicly issued	73,056	76,460	78,058	79,972
Privately issued securities: (2)
Fixed maturity securities (3)	16,290	17,325	17,349	17,861
Equity securities	250	250	209	209
Total privately issued	16,540	17,575	17,558	18,070
Total investment securities	$89,596	$94,035	$95,616	$98,042
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities as of December 31.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2023	2022
Privately issued reverse-dual currency securities	$3,740	$4,049
Publicly issued collateral structured as reverse-dual currency securities	1,232	1,383
Total reverse-dual currency securities	$4,972	$5,432
Reverse-dual currency securities as a percentage of total investment securities	5.5%	5.7%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information about market risk and the Company’s use of derivatives.

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

	2023	2022	2021
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.0	$4.1	$6.4
Amortized hedge income (cost) for period (in millions)	$(88)	$(44)	$(55)
FX Options
FX option notional at the end of period (in billions) (1)	$24.7	$13.5	$11.6
Amortized hedge income (cost) for period (in millions)	$(69)	$(68)	$(22)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(1)	$2.6	$5.0	$5.0
Amortized hedge income (cost) for period (in millions)	$126	$71	$62
FX Options
FX option notional at the end of period (in billions) (1)	$0.5	$2.6	$1.9
Amortized hedge income (cost) for period (in millions)	$(5)	$(3)	$(5)
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

Aflac Japan’s U.S. Dollar-Denominated Hedge Program (U.S. Dollar Program)

Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to yen with foreign currency forwards and options to hedge foreign currency exchange rate risk. This economically creates yen assets that match yen liabilities during the life of the derivative and provides favorable capital treatment under the Japan SMR calculations. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2023		2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$10,924	$12,918	$14,321	$15,191
Equity securities	22	22	33	33
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,795	4,829	5,133	5,088
Commercial mortgage and other loans	1,075	948	1,031	896
Middle market loans (floating rate)	4,095	4,065	4,557	4,545
Other loans	112	111	238	233
Other investments	2,361	2,361	1,899	1,899
Total U.S. Dollar Program	23,384	25,254	27,212	27,885
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,081	2,902	2,209	2,795
Total U.S. dollar-denominated investments in Aflac Japan	$25,465	$28,156	$29,421	$30,680
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of December 31, 2023, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of December 31, 2023, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $484 million (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments for the years ended December 31.

(In millions)	2023	2022	2021
Net cash inflows (outflows)	$(598)	$(757)	$66

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $6.8 billion as of December 31, 2023, with hedging instruments comprised of $3.7 billion of yen-denominated debt and $3.1 billion of foreign currency forwards and options, compared with $11.6 billion as of December 31, 2022, with hedging instruments comprised of $4.0 billion of yen-denominated debt and $7.6 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2023 and 2022, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

As part of the Company’s internal reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company, and may enter into such forwards with third parties, to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and liabilities, which are mostly denominated in yen, in order to support and optimize BMA capital requirements. For additional information on the Company's internal reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A.

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

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Item 1A. specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate“ and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity."

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2023	2022
Japan segment:
Future policy benefits	$73,638	$77,733
Other policy liabilities	7,529	8,355
Total Japan policy liabilities	81,167	86,088
U.S. segment:
Future policy benefits	11,234	10,870
Other policy liabilities	365	317
Total U.S. policy liabilities	11,600	11,187
Consolidated:
Future policy benefits	83,718	88,241
Other policy liabilities	7,881	8,669
Total consolidated policy liabilities (1)	$91,599	$96,910
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the year ended December 31, 2023. Aflac Japan recognized an expense of ¥.9 billion and ¥1.8 billion for LIPPC assessments for the years ended December 31, 2022 and 2021, respectively.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. See Note 15 of the Notes to the Consolidated Financial Statements for further information on guaranty fund assessments. Guaranty fund assessments for the years ended December 31, 2023, 2022 and 2021 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At December 31, 2023, the Company held $4.3 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

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

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2023	2022	2021
Management fees paid by subsidiaries	$151	$136	$130
Dividends declared or paid by subsidiaries	3,516	3,006	2,791

The following table details Aflac Japan remittances, which are included in the totals above, for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2023	2022	2021
Aflac Japan management fees paid to Parent Company	$67	$61	$59
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,623	2,412	2,138
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥374.7	¥324.2	¥236.7

The Company intends to maintain higher than historical levels of liquidity and capital at the Parent Company for stress conditions and with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar-denominated investments at Aflac Japan and to consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the Hedging Activities subsection of this MD&A for additional information.

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2023. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the newly-created intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the estimated payments of the Company's material cash requirements from known contractual obligations as of December 31, 2023. The Company translated its yen-denominated obligations using the December 31, 2023, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

(In millions)	Total Liability(1)	Total Payments	Short-term Payments	Long-term Payments
Future policy benefits liability (Note 7)(2)	$83,718	$193,058	$8,740	$184,318
Other policyholders' funds (Note 7)(3)	6,169	6,652	375	6,277
Long-term debt – principal (Note 9)	7,240	7,293	0	7,293
Long-term debt – interest (Note 9)	44	2,516	169	2,347
Cash collateral on loaned securities (Note 3)	1,503	1,503	1,503	0
Operating service agreements (Note 15)	N/A	284	159	125
Operating lease obligations (Note 9)	118	123	39	84
Finance lease obligations (Note 9)	6	6	3	3
Total contractual obligations	$98,798	$211,435	$10,988	$200,447
(1) Liability amounts are those reported on the consolidated balance sheet as of December 31, 2023.
(2) The estimated payments reflect future estimated cash payments to be made to policyholders and others for future policy benefits and certain related expenses using assumptions aligned with the Company's experience on policy persistency, mortality, morbidity, and other assumptions. These cash outflows are undiscounted with respect to interest, and future premium payments received from policyholders are not included. Therefore, the sum of the cash outflows exceeds the corresponding liability amount. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
(3) These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows exceeds the corresponding liability amount.

For additional information on the Company's major contractual obligations, see the applicable Note in the Notes to the Consolidated Financial Statements as indicated in the line items in the table above.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of December 31, 2023, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

(In millions)	2023	2022	2021
Operating activities	$3,190	$3,879	$5,051
Investing activities	817	(1,540)	(2,378)
Financing activities	(3,723)	(3,551)	(2,739)
Exchange effect on cash and cash equivalents	79	104	(24)
Net change in cash and cash equivalents	$363	$(1,108)	$(90)

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

The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations decreased 17.8% in 2023, compared with 2022, and decreased 23.2% in 2022, compared with 2021.

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of December 31, 2023, of the $400 million committed, approximately $281 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In 2023, Aflac U.S. borrowed and repaid $223 million under this program. As of December 31, 2023, Aflac U.S. had outstanding borrowings of $505 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In December 2023, ALIJ issued ¥30.0 billion (par value) of subordinated bonds that will mature in December 2053. The bonds bear interest at an initial rate of 1.958% per annum until December 5, 2028. Thereafter, the rate of interest of the bonds will be reset every five years to a rate of interest equal to the then-current five-year JGB rate plus (i) 1.650% per annum on and after the day immediately following December 5, 2028 to December 5, 2033, and (ii) 2.650% per annum on and after the day immediately following December 5, 2033 to December 5, 2053. The bonds are redeemable, in whole but not in part, (i) at any time upon the occurrence of certain regulatory or tax events, as specified in the indenture governing the terms of the bonds or (ii) on each interest rate reset date on or after December 5, 2028.

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

Cash returned to shareholders through treasury stock purchases and dividends was $3.8 billion in 2023, compared with $3.4 billion in 2022 and $3.2 billion in 2021.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2023	2022	2021
Treasury stock purchases	$2,801	$2,401	$2,301
Number of shares purchased:
Share repurchase program	38,896	39,187	43,327
Other	364	370	437
Total shares purchased	39,260	39,557	43,764

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2023	2022	2021
Stock issued from treasury:
Cash financing	$17	$17	$26
Noncash financing	59	57	55
Total stock issued from treasury	$76	$74	$81
Number of shares issued	1,164	1,341	1,721

In November 2022, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2023, a remaining balance of 77.7 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2023 of $1.68 per share increased 5.0% over 2022. The 2022 dividend paid of $1.60 per share increased 21.2% over 2021. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2023	2022	2021
Dividends paid in cash	$966	$979	$855
Dividends through issuance of treasury shares	37	37	32
Total dividends to shareholders	$1,003	$1,016	$887

In November 2023, the board of directors announced a 19.0% increase in the quarterly cash dividend, effective with the first quarter of 2024. The first quarter 2024 cash dividend of $.50 per share is payable on March 1, 2024, to shareholders of record at the close of business on February 21, 2024.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock and capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has a senior unsecured revolving credit facility in the amount of ¥100 billion as a capital contingency plan. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional internal reinsurance transactions with Aflac Re. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.

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

Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As of December 31, 2023, Aflac Japan's SMR was 1,219%, compared with 878% at December 31, 2022. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA is considering the introduction of an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The FSA continues to conduct field testing with insurance companies in Japan for the purpose of investigating the impact of the introduction of such regulations. Final specifications are expected to be decided in 2024, and a new capital regime to replace the current solvency regime is expected to be introduced in Aflac Japan's 2025 fiscal year.

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

The combined RBC ratio for Aflac U.S. as of December 31, 2023 was 710%, compared with 732% as of December 31, 2022. The Company calculates its combined RBC ratio to include all U.S. regulated life insurance entities as if a single combined U.S. RBC entity net of intercompany items related to capital resources and risk. The Company intends to maintain a target combined RBC over time of approximately 400% for Aflac U.S., consistent with the Company's risk management practices.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below presents RBC ratios for the Company’s U.S. life insurance subsidiaries as of December 31, the most recently statutory fiscal year-end for the subsidiaries for which RBC was filed.

	2023	2022
Aflac	699%	692%
CAIC	651	1,056
TOIC	2,270	4,321
Aflac New York	836	859

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

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. The NDOI imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the NDOI is required for dividend distributions that exceed the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2024 in excess of $1.1 billion would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

Corporate and Other

Aflac Re is licensed by the BMA as a long-term insurer and is subject to the Bermuda Insurance Act of 1978 (Bermuda Insurance Act). Aflac Re is required to file an annual return for its Bermuda Solvency Capital Requirement (BSCR) which utilizes an Economic Balance Sheet (EBS) framework to determine Aflac Re’s Enhanced Capital Requirement (ECR). Aflac Re is also subject to a Minimum Margin of Solvency (MMS) related to its statutory financial statements. The MMS is equal to the greater of $500,000, 1.5% of the total statutory assets, or 25% of ECR.

Under the EBS framework, Aflac Re is required to value assets equal to U.S. GAAP fair values, and insurance reserves are valued using technical provisions which consist of a best estimate liability plus a risk margin. The best estimate liability can be calculated by applying the standard approach or, with regulatory approval, the scenario-based approach. The standard approach uses discount rates for insurance reserves as prescribed by the BMA. The scenario-based approach uses a discount rate based on the yield of eligible assets owned by the insurer as determined using a series of prescribed stress scenarios. At December 31, 2023 and 2022, Aflac Re was in compliance with the ECR and MMS requirements.

Under the Bermuda Insurance Act, Aflac Re is prohibited from paying dividends in an amount that exceeds 25% of the prior year's statutory capital and surplus without an affidavit stating that Aflac Re will continue to meet its solvency margin. Further, Aflac Re may not reduce its total statutory capital by 15% or more without prior regulatory approval. Additionally, Aflac Re is not permitted to pay any dividends that would cause Aflac Re to fail to meet its minimum capital requirements.

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

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the LFPB require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 80% of its liabilities are reported as of December 31, 2023, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

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

Valuation of Investments, Including Derivatives

The Company's investments, primarily consisting of debt and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third-party pricing vendors. For the majority of privately issued securities and derivatives associated with VIEs within the Company's investment portfolio, a third-party pricing vendor has developed valuation models that the Company utilizes to determine fair values. These models and associated processes and controls are executed by Company personnel. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers. The Company's valuation model for private placements explicitly incorporates currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate.

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

Deferred Policy Acquisition Costs and Liability for Future Policy Benefits

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

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, supplemental dental and vision, term life, whole life, long-term care and disability, are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. When earned premiums are reported, the related amounts of benefits and expenses are charged against such revenues. This association is accomplished by means of annual increases or decreases to the LFPB and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features, including cancer, medical and nursing care, term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the contract term (i.e., the period during which benefits are provided). Premiums for these products are recognized as earned premiums over the premium-paying periods when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded as a deferred profit liability, a component of the LFPB, which is subsequently amortized in net earned premiums such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. An LFPB is recorded when premiums are recognized using the net premium method.

Deferred Policy Acquisition Costs

Amortization of DAC is computed using the same contract groupings (also referred to as cohorts) and mortality and termination assumptions that are used in computing the LFPB and these assumptions are reviewed and updated at least annually. The effects of changes in assumptions are recognized prospectively over the remaining contract term as a revision of the future amortization pattern, while current period amortization is calculated based on the actual experience during the quarter. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

Liability for Future Policy Benefits

The Company's LFPB is determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice and represent claims that are expected to occur in the future and already incurred claims (which represent claims that have been incurred and are in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to the Company) and are measured using the net level premium method. Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination (also referred to as lapses), expense, and discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

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

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statements of earnings. Discount rates used to measure the carrying value of LFPB in the consolidated balance sheets are updated each reporting period, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates are recognized in accumulated other comprehensive income (loss) (AOCI). The discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
guidance in ASC 820 - Fair Value Measurement, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

If interest rates decreased by 100 basis points, the Company's LFPB balance as of December 31, 2023 would increase by $12.7 billion, and if interest rates increased by 100 basis points the Company's LFPB balance as of December 31, 2023 would decrease by $9.9 billion.

For additional information on future policy benefits, see Note 7 of the Notes to the Consolidated Financial Statements.

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

Aflac Japan holds certain U.S. dollar-denominated assets in a DST. These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change the functional currency of the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST are no longer recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The release of the deferred tax liability resulted in the Company recognizing an income tax benefit of $174 million in 2023 and $452 million in 2022.

An increase or decrease in the Company's effective tax rate by one percentage point would have resulted in an increase or decrease in the Company's 2023 income tax expense of $43 million.

For additional information on income taxes, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report.

New Accounting Pronouncements

On January 1, 2023, the Company adopted LDTI employing a modified retrospective transition method, which required the amended guidance be applied as of the beginning of the earliest period presented beginning on the January 1, 2021 transition date (Transition Date). The Transition Date impact from adoption resulted in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings of approximately $0.3 billion.

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

The Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan; however, this hedging program also has some inherent risks. There is a risk that in a scenario of long-term yen weakening there could be significant derivative losses that create corresponding liquidity requirements to support interim derivative settlements. Further, the derivatives used for hedging are shorter in duration than the hedged investments, so there is rollover risk. In unfavorable market environments, the rollover of derivatives throughout the hedging period could result in increased hedge costs. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of yen weakening may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately sold and converted to yen.

The Company has taken steps to refine the strategy to mitigate currency exposure of Aflac Japan from U.S. dollar-denominated investments while balancing the consideration of the economic equity surplus in Aflac Japan. This refinement in strategy resulted in an increased amount of the unhedged U.S. dollar-denominated investments held in Aflac Japan while at the same time mitigating hedge cost increases. Generally, Aflac Japan’s exposure to the currency risk increases when its portfolio of unhedged U.S. dollar-denominated investments increases. As the value of the U.S. dollar-denominated investment portfolio in Aflac Japan fluctuates and the Company’s business model evolves, the Company periodically reevaluates this size of the unhedged portfolio and may accordingly adjust up or down its currency hedging targets. See Part I, Item 1A. Risk Factors for the risk factor titled "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" for additional information.

The Parent Company

The Company is exposed to currency risk as an economic event when yen funds are actually converted into U.S. dollars. This occurs when yen-denominated funds are paid as dividends and management fees from Aflac Japan to the Parent Company and with quarterly settlements of internal reinsurance transactions. The exchange rates prevailing at the time of yen payments will differ from the exchange rates prevailing at the time the yen profits were earned. The Company may use a portion of the yen dividend and management fee payments to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into U.S. dollars.

In addition to yen payments and internal reinsurance, certain investment activities for Aflac Japan expose the Company to economic currency risk when yen are converted into U.S. dollars. As noted above, the Company invests a portion of its yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged investments. Additionally, the Parent Company enters into forward contracts to accomplish a dual objective of hedging foreign currency rate risk to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. The Company also balances the volume of hedging instruments between forwards and options in an attempt to manage and balance the risks associated with collateral, hedge costs and cash settlements. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

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

(In millions)	2023			2022
Yen/dollar exchange rates	126.83	141.83 (1)	156.83	117.70	132.70 (1)	147.70
Yen-denominated financial instruments:
Assets:
Securities available-for-sale: (2)
Fixed maturity securities (3)	$44,357	$39,665	$35,872	$48,591	$43,102	$38,730
Fixed maturity securities - consolidated variable interest entities (4)	587	525	475	636	564	506
Securities held-to-maturity: (2)
Fixed maturity securities	19,926	17,819	16,115	21,485	19,056	17,121
Equity securities	840	751	679	755	670	602
Cash and cash equivalents	1,131	1,011	915	1,077	955	858
Derivatives	223	337	893	731	617	977
Other financial instruments	415	371	335	247	219	196
Subtotal	67,479	60,479	55,284	73,522	65,183	58,990
Liabilities:
Notes payable	4,709	4,211	3,807	4,838	4,290	3,854
Derivatives	1,374	1,430	1,894	1,386	1,698	2,205
Subtotal	6,083	5,641	5,701	6,224	5,988	6,059
Net yen-denominated financial instruments	61,396	54,838	49,583	67,298	59,195	52,931
Other yen-denominated assets	12,262	10,965	9,916	8,524	7,560	6,793
Other yen-denominated liabilities	95,457	85,361	77,197	98,377	87,261	78,403
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(21,799)	$(19,558)	$(17,698)	$(22,555)	$(20,506)	$(18,679)
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

For additional information regarding the Company's Aflac Japan net investment hedge, see the Hedging Activities subsection of Item 7. MD&A.

Interest Rate Risk

The Company's primary interest rate exposure is to the impact of changes in interest rates on the fair value of its investments in debt securities. Significant increases in interest rates cause declines in the values of the Company's investment portfolio which also has a secondary impact on the Company's overall evaluation of its deferred tax asset position. The Company monitors its investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of its investments to interest rate changes on the debt securities the Company owns. For example, if the current duration of a debt security is 10 years, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt securities the Company owns; derivatives and notes payable as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2023		2022
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$59,847	$51,412	$64,876	$57,535
U.S. dollar-denominated	33,100	31,099	32,075	29,551
Total debt securities	$92,947	$82,511	$96,951	$87,086
Commercial mortgage and other loans	$12,217	$12,150	$13,212	$13,136
Derivatives	$337	$352	$617	$669
Liabilities:
Notes payable (1)	$6,930	$6,502	$6,826	$6,368
Derivatives	1,430	1,506	1,698	1,542
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
securities. However, the Company does not expect to realize a majority of any unrealized gains or losses. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

The Company attempts to match the duration of its assets with the duration of its liabilities. The following table presents the approximate duration of yen-denominated assets and liabilities of Aflac Japan, along with premiums, as of December 31.

(In years)	2023	2022
Yen-denominated debt securities	12	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of U.S. dollar-denominated assets and liabilities of Aflac U.S., along with premiums, as of December 31.

(In years)	2023	2022
U.S. dollar-denominated debt securities	7	7
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	7

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2023			2022			2021
	U.S.	Japan		U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	5.38%	2.90%	(1)	4.21%	2.49%	(1)	2.82%	2.17%	(1)
New money yield on investments	7.34	4.99		4.92	4.29		3.19	3.34
Policies in force at year-end:
Required interest on policy reserves	4.45	2.91	(1)	4.45	2.98	(1)	4.48	3.06	(1)
Portfolio book yield, end of period	5.31	2.99		5.15	2.87		4.72	2.44
(1) Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Aflac Japan investment yields above include U.S. dollar-denominated investment yields prior to factoring in amortized hedge costs. The Company continues to monitor the spread between its new money yield and the required interest assumption for newly issued products in both the U.S. and Japan and will re-evaluate those assumptions as necessary. Currently, when investments the Company owns mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

Periodically, the Company may enter into derivative transactions to hedge interest rate risk, depending on general economic conditions. For additional information on interest rate derivatives, see the Hedging Activities subsection of Item 7. MD&A and Note 4 of the Notes to the Consolidated Financial Statements.

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

Investment Concentrations

The Company's 15 largest exposures from investments in fixed maturity securities were as follows:

Largest Global Fixed Maturity Security Investment Positions
(In millions)
December 31, 2023

		Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
		Book Value	Securities	Rating
1	Japan National Government (1)	$39,151	44.23%	A+
2	MUFG Bank, Ltd.	318	.36
	MUFG Bank, Ltd.	212	.24	A
	MUFG Bank, Ltd.	106	.12	A-
3	Bank of America NA	317	.36
	Bank Of America Corp	176	.20	A-
	Bank Of America Corp	141	.16	BBB+
4	E.On International Finance Bv	300	.34	BBB
5	Banobras	261	.29	BBB-
6	Nordea Bank AB	244	.28	A-
7	Investcorp SA	240	.27	BB
8	AXA	239	.27	A-
9	Walt Disney Co.	234	.26	A-
10	Deutsche Telekom AG	231	.26	BBB+
11	CFE	225	.25	BBB
12	Japan Expressway Holding and Debt	224	.25	A+
13	Thermo Fisher Scientific Inc	214	.24	A-
14	Investor AB	212	.24	AA-
15	Czech (Republic Of)	212	.24	AA-
	Subtotal	$42,622	48.15%
	Total fixed maturity securities	$88,513	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

	2023		2022
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$42,840	48.4%	$46,539	49.2%
United States and Canada	27,926	31.6	28,547	30.2
United Kingdom	2,951	3.3	3,014	3.2
Germany	1,949	2.1	2,074	2.0
France	1,687	1.9	1,870	2.0
Peripheral Eurozone	1,675	1.9	1,788	1.9
Portugal	71	.1	75	.1
Italy	932	1.1	997	1.1
Ireland	109	.1	118	.1
Spain	563	.6	598	.6
Nordic Region	1,543	1.8	1,670	1.8
Sweden	857	1.0	914	1.0
Norway	281	.3	322	.3
Denmark	257	.3	276	.3
Finland	148	.2	158	.2
Other Europe	2,436	2.8	2,519	2.8
Netherlands	1,117	1.3	1,125	1.3
Switzerland	553	.6	578	.6
Czech Republic	374	.4	399	.4
Austria	100	.1	106	.1
Belgium	151	.2	160	.2
Poland	141	.2	151	.2
Asia excluding Japan	1,678	1.9	1,895	2.0
Africa and Middle East	872	1.0	1,002	1.1
Latin America	1,560	1.8	1,935	2.0
Australia	1,283	1.4	1,417	1.5
All Others	113	.1	261	.3
Total fixed maturity securities	$88,513	100.0%	$94,531	100.0%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative Counterparties

The Company is a direct counterparty to the majority of derivative instruments and is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. For the foreign currency swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of foreign exchange and/or credit loss due to counterparty default even though it is not a direct counterparty to those contracts. The risk of counterparty default for the Company's VIE and senior note and subordinated debenture swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. If collateral posting agreements are not in place or the counterparty defaults on its collateral posting obligations, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. The Company's three largest equity exposures had a fair value of $320 million or approximately 29% of its total investment in equity securities as of December 31, 2023. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $109 million.

Item 8. Financial Statements and Supplementary Data
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP (PCAOB Firm ID 185), an independent registered public accounting firm, has issued an attestation report from the firm's location in Atlanta, Georgia on the effectiveness of internal control over the Company's financial reporting as of December 31, 2023, which is included herein.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2024

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), effective January 1, 2023 with a transition date of January 1, 2021.
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
Fair value of certain privately issued securities
As discussed in Note 5 to the consolidated financial statements, the Company invests in certain privately issued securities that require judgment in the estimation of fair values. The fair values of privately issued securities are estimated using a discounted cash flow valuation model, developed by a third-party pricing vendor, and take into consideration unique characteristics of the securities and other market information to determine an issuer-specific credit curve to estimate expected cash flows. Judgment is required to determine the inputs and assumptions used in the valuation models, including the determination of the most appropriate comparable securities to develop an issuer-

Item 8. Financial Statements and Supplementary Data
specific credit curve when it cannot be developed from the specific security features. As of December 31, 2023, the values of certain privately issued securities are included within the financial statement captions of fixed maturity securities available-for-sale, at fair value of $69,578 million; fixed maturity securities available-for-sale – consolidated variable interest entities, at fair value of $3,712 million; and, fixed maturity securities held-to-maturity, at amortized cost of $17,819 million.
We identified the assessment of the fair values of certain privately issued securities as a critical audit matter. Due to the complexity of the valuation models, subjective auditor judgment and specialized valuation skills and knowledge were needed to evaluate the valuation models, the methodology used to estimate fair value and the Company's determination of the most appropriate comparable securities to develop an issuer-specific credit curve, when necessary.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the assistance of valuation professionals, over the Company’s process to estimate the fair values of certain privately issued securities. This included controls over the Company’s determination of comparable securities, when appropriate, to develop an issuer-specific credit curve to be used in the valuation models to estimate fair values. We involved valuation professionals with specialized skills and knowledge to assist in assessing the estimated fair values of such securities, which included
•Evaluating the Company's valuation methodology for compliance with U.S. generally accepted accounting principles
•Assessing the Company's model developed by a third party to estimate the fair values of privately issued securities by determining that differences in fair values between that model and an internally developed model above pre-established tolerances, if any, were investigated by the Company
•Evaluating, for a selection of privately issued securities, the comparable securities used to develop an issuer-specific credit curve by assessing whether the determination of comparable securities was reasonable based on the Company’s methodology and our knowledge of the securities and the markets for such securities
•Developing an independent estimate of fair value for a selection of privately issued securities based on independently developed valuation models and assumptions, as applicable, using market data sources and comparing our independent estimate to the Company's fair value.
Valuation of the liability for future policy benefits
As discussed in Note 1 and Note 7 to the consolidated financial statements, the liability for future policy benefits (LFPB) is determined as the present value of expected future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts. Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination, and discount rates. Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense in the consolidated statements of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is recognized in accumulated other comprehensive income (loss) (AOCI). The Company’s LFPB was $83,718 million as of December 31, 2023.
We identified the evaluation of certain assumptions used in estimating the LFPB as a critical audit matter. A high level of auditor effort, including specialized skills and knowledge, and subjective auditor judgment was involved in the evaluation of actuarial methodologies, certain cash flow assumptions (mortality, morbidity, and termination), and the discount rate curve assumptions for Japan.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of valuation and actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s LFPB. This included controls related to actuarial methodologies and the development of certain cash flow assumptions (mortality, morbidity, and termination) and the discount rate curve. We involved valuation professionals with specialized skills and knowledge to assist in assessing the methodology and assumptions used by the Company to develop the discount rate curve for Japan by developing an independent discount rate curve and comparing it to that used by the Company. We also involved actuarial professionals with specialized skills and knowledge, who assisted in

Item 8. Financial Statements and Supplementary Data
•Assessing the actuarial methodologies used by the Company to estimate the LFPB for consistency with generally accepted actuarial methodologies
•Evaluating certain of the Company's cash flow assumptions (mortality, morbidity, and termination) by assessing them in comparison to the Company’s relevant historical experience data and anticipated trends
•Evaluating the Company’s LFPB estimate by recalculating the projected cash flows for a selection of policies and comparing the results to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 22, 2024

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2023	2022	2021
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$14,123	$14,901	$17,095
Net investment income	3,811	3,656	3,818
Net investment gains (losses)	590	363	468
Other income (loss)	177	220	173
Total revenues	18,701	19,140	21,554
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	8,594	9,102	10,623
Reserve remeasurement (gains) losses	(383)	(215)	(147)
Total benefits and claims, net	8,211	8,887	10,476
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	816	792	835
Insurance commissions	1,052	1,117	1,256
Insurance and other expenses (2)	3,165	3,249	3,541
Interest expense	195	226	238
Total acquisition and operating expenses	5,228	5,384	5,870
Total benefits and expenses	13,439	14,271	16,346
Earnings before income taxes	5,262	4,869	5,208
Income tax expense (benefit):
Current	1,663	1,181	1,095
Deferred	(1,060)	(730)	(118)
Income taxes	603	451	977
Net earnings	$4,659	$4,418	$4,231
Net earnings per share:
Basic	$7.81	$6.96	$6.28
Diluted	7.78	6.93	6.25
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	596,173	634,816	673,617
Diluted	598,745	637,655	676,729
Cash dividends per share	$1.68	$1.60	$1.32
(1) Includes a gain (loss) of $20, $(42) and $(11) in 2023, 2022 and 2021, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Includes expense of $48 in 2021 for the early extinguishment of debt.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2023	2022	2021
Net earnings	$4,659	$4,418	$4,231
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(366)	(1,034)	(861)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	2,493	(12,603)	(929)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(166)	(453)	(31)
Unrealized gains (losses) on derivatives during period	6	4	5
Effect of changes in discount rate assumptions during period	(582)	17,384	3,466
Pension liability adjustment during period	35	165	148
Total other comprehensive income (loss) before income taxes	1,420	3,463	1,798
Income tax expense (benefit) related to items of other comprehensive income (loss)	511	1,481	573
Other comprehensive income (loss), net of income taxes	909	1,982	1,225
Total comprehensive income (loss)	$5,568	$6,400	$5,456
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2023	2022
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2023 and 2022, amortized cost $67,807 in 2023 and $72,246 in 2022)	$69,578	$71,936
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,882 in 2023 and $3,223 in 2022)	3,712	3,805
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2023 and $7 in 2022 (fair value $19,657 in 2023 and $21,210 in 2022)	17,819	19,056
Equity securities, at fair value	1,088	1,091
Commercial mortgage and other loans, net of allowance for credit losses of $274 in 2023 and $192 in 2022 (includes $10,150 in 2023 and $10,832 in 2022 of consolidated variable interest entities)	12,527	13,496
Other investments (includes $2,381 in 2023 and $1,909 in 2022 of consolidated variable interest entities)	4,530	4,070
Cash and cash equivalents	4,306	3,943
Total investments and cash	113,560	117,397
Receivables	848	647
Accrued investment income	731	745
Deferred policy acquisition costs	9,132	9,239
Property and equipment, at cost less accumulated depreciation	445	530
Other	2,008	3,180
Total assets	$126,724	$131,738
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$83,718	$88,241
Unpaid policy claims	261	201
Unearned premiums	1,451	1,825
Other policyholders’ funds	6,169	6,643
Total policy liabilities	91,599	96,910
Income taxes	154	698
Payables for return of cash collateral on loaned securities	1,503	1,809
Notes payable and lease obligations	7,364	7,442
Other	4,119	4,739
Total liabilities	104,739	111,598
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2023 and 2022; issued 1,355,398 shares in 2023 and 1,354,079 shares in 2022	136	135
Additional paid-in capital	2,771	2,641
Retained earnings	47,993	44,367
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,069)	(3,564)
Unrealized gains (losses) on fixed maturity securities	1,139	(702)
Unrealized gains (losses) on derivatives	(22)	(27)
Effect of changes in discount rate assumptions	(2,560)	(2,100)
Pension liability adjustment	(8)	(36)
Treasury stock, at average cost	(23,395)	(20,574)
Total shareholders’ equity	21,985	20,140
Total liabilities and shareholders’ equity	$126,724	$131,738
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Cumulative effect of change in accounting principle - Accounting Standards Update (ASU) 2018-12, net of income taxes	0	0	(324)	(18,570)	0	(18,894)
Balance at January 1, 2021	135	2,410	37,660	(9,636)	(15,904)	14,665
Net earnings	0	0	4,231	0	0	4,231
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(876)	0	(876)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(759)	0	(759)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	4	0	4
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	2,738	0	2,738
Pension liability adjustment during period, net of income taxes	0	0	0	118	0	118
Dividends to shareholders (1) ($1.39 per share)	0	0	(928)	0	0	(928)
Exercise of stock options	0	18	0	0	0	18
Share-based compensation	0	61	0	0	0	61
Purchases of treasury stock	0	0	0	0	(2,322)	(2,322)
Treasury stock reissued	0	40	0	0	41	81
Balance at December 31, 2021	135	2,529	40,963	(8,411)	(18,185)	17,031
Net earnings	0	0	4,418	0	0	4,418
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(1,579)	0	(1,579)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(10,304)	0	(10,304)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	3	0	3
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	13,732	0	13,732
Pension liability adjustment during period, net of income taxes	0	0	0	130	0	130
Dividends to shareholders (1) ($1.62 per share)	0	0	(1,014)	0	0	(1,014)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	62	0	0	0	62
Purchases of treasury stock	0	0	0	0	(2,425)	(2,425)
Treasury stock reissued	0	38	0	0	36	74
Balance at December 31, 2022	$135	$2,641	$44,367	$(6,429)	$(20,574)	$20,140
(1) Dividends to shareholders are recorded in the period in which they are declared.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$135	$2,641	$44,367	$(6,429)	$(20,574)	$20,140
Net earnings	0	0	4,659	0	0	4,659
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(505)	0	(505)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,841	0	1,841
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	5	0	5
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(460)	0	(460)
Pension liability adjustment during period, net of income taxes	0	0	0	28	0	28
Dividends to shareholders (1) ($1.76 per share)	0	0	(1,033)	0	0	(1,033)
Exercise of stock options	0	13	0	0	0	13
Share-based compensation	1	74	0	0	0	75
Purchases of treasury stock	0	0	0	0	(2,854)	(2,854)
Treasury stock reissued	0	43	0	0	33	76
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
(1) Dividends to shareholders are recorded in the period in which they are declared.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2023	2022	2021
Cash flows from operating activities:
Net earnings	$4,659	$4,418	$4,231
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(133)	5	72
Capitalization of deferred policy acquisition costs	(1,086)	(1,054)	(1,063)
Amortization of deferred policy acquisition costs	816	792	835
Increase in policy liabilities	(552)	726	774
Change in income tax liabilities	(967)	(509)	96
Net investment (gains) losses	(590)	(363)	(468)
Other, net	1,043	(136)	574
Net cash provided (used) by operating activities	3,190	3,879	5,051
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	3,811	4,418	4,157
Equity securities	404	570	264
Held-to-maturity fixed maturity securities	3	3	4
Commercial mortgage and other loans	1,641	2,190	4,099
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,801)	(3,514)	(5,813)
Equity securities	(357)	(461)	(492)
Commercial mortgage and other loans	(996)	(3,897)	(5,282)
Other investments, net	(417)	(227)	(1,066)
Settlement of derivatives, net	79	(61)	199
Cash received (pledged or returned) as collateral, net	(401)	(673)	1,511
Other, net	(149)	112	41
Net cash provided (used) by investing activities	817	(1,540)	(2,378)
Cash flows from financing activities:
Purchases of treasury stock	(2,801)	(2,401)	(2,301)
Proceeds from borrowings	204	1,277	1,153
Principal payments under debt obligations	0	(1,416)	(700)
Dividends paid to shareholders	(966)	(979)	(855)
Change in investment-type contracts, net	(160)	(83)	(36)
Treasury stock reissued	17	17	26
Other, net	(17)	34	(26)
Net cash provided (used) by financing activities	(3,723)	(3,551)	(2,739)
Effect of exchange rate changes on cash and cash equivalents	79	104	(24)
Net change in cash and cash equivalents	363	(1,108)	(90)
Cash and cash equivalents, beginning of period	3,943	5,051	5,141
Cash and cash equivalents, end of period	$4,306	$3,943	$5,051
Supplemental disclosures of cash flow information:
Income taxes paid	$1,569	$961	$880
Interest paid	185	211	213
Noncash interest	10	14	24
Noncash real estate acquired in satisfaction of debt	217	0	0
Noncash financing activities:
Lease obligations	75	102	46
Treasury stock issued for:
Associate stock bonus	17	14	19
Shareholder dividend reinvestment	37	37	32
Share-based compensation grants	5	6	4
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
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in Japan and the United States (U.S.). The Company's insurance business is marketed and administered through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan and through American Family Life Assurance Company of Columbus (Aflac), American Family Life Assurance Company of New York (Aflac New York), Continental American Insurance Company (CAIC), Tier One Insurance Company (TOIC) and Aflac Benefit Solutions, Inc. (ABS) in the U.S. The Company’s operations consist of two reportable business segments: Aflac Japan, which includes ALIJ, and Aflac U.S., which includes Aflac, Aflac New York, CAIC, TOIC and ABS. Aflac New York is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by ABS, and certain group life insurance products, Aflac U.S. markets and administers group products through CAIC, branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through TOIC. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.

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

Item 8. Financial Statements and Supplementary Data
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

Premiums from the Company's products with limited-pay features, including cancer, medical and nursing care, term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the contract term (i.e., the period during which benefits are provided). Premiums for these products are recognized as earned premiums over the premium-paying periods when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded as a deferred profit liability, which is subsequently amortized in net earned premiums such that profits are recognized in a constant relationship with insurance in force. Net premium is calculated as gross premium multiplied by the net premium ratio (NPR) and represents the portion of gross premium required to provide for benefits and expenses. Benefits are recorded as an expense when they are incurred. An LFPB is recorded when premiums are recognized using the net premium method.

Policyholders also have an option to pay discounted advanced premiums for certain of the Company's products. Advanced premiums are deferred and recognized when due from policyholders over the otherwise required contractual premium payment period.

Benefit expense is bifurcated between benefits and claims and reserve remeasurement (gains) losses. The NPR is used to measure benefit expense and is calculated as the ratio of the present value of actual and future expected benefits and expenses to the present value of actual and future expected gross premiums. A revised NPR is calculated as of the beginning of each reporting period using updated future cash flow expectations.

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

Investments: The Company's debt securities consist of fixed maturity securities, which are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost.

All other fixed maturity debt securities are classified as available-for-sale and are carried at fair value. If the fair value is higher than the amortized cost for debt securities, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses on securities available-for-sale, less related deferred income taxes, are recorded through other comprehensive income and included in accumulated other comprehensive income.

Item 8. Financial Statements and Supplementary Data

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

The Company has investments in marketable equity securities which are carried at fair value. Changes in the fair value of equity securities are recorded in earnings as a component of net investment gains (losses).

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

Commercial mortgage and other loans include transitional real estate loans (TREs), commercial mortgage loans (CMLs), middle market loans (MMLs), and other loans. The Company's investments in TREs, CMLs, MMLs, and other loans are accounted for as loan receivables and are recorded at amortized cost on the acquisition date. The Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature and therefore, they are considered held for investment and are carried at amortized cost in the commercial mortgage and other loans line in its consolidated balance sheets. The amortized cost of the loan receivables reflects allowances for expected lifetime credit losses estimated as of each reporting date. Income on commercial mortgage and other loans is recognized using the interest method.

Other investments include policy loans, limited partnerships, real estate owned (REO), and short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days. Limited partnerships are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its proportionate share of the investee's earnings or losses as a component of net investment income in its consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity and real estate. REO consists of property held-and-used for the production of income and property held-for-sale. REO is obtained through foreclosure or deed in lieu of foreclosure of certain of the Company's loan receivables. When held for the

Item 8. Financial Statements and Supplementary Data
production of income, REO is recorded at fair value upon acquisition, which establishes the property’s initial cost basis. Thereafter, it is carried at cost less accumulated depreciation and written down to fair value for impairment losses. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset and is reported in net investment income. A review for impairment is performed whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized in net investment gains (losses) when the carrying value of the property exceeds the expected undiscounted cash flows generated from the property, at which point the carrying value is written down to an estimated fair value. Real estate held-for-sale is initially recorded at fair value less costs to sell and is subsequently measured at the lower of its initial carrying amount or fair value less costs to sell. Properties held-for-sale are not depreciated. Net operating income earned on REO is reported as a component of net investment income. Short-term investments are stated at amortized cost, which approximates fair value.

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

Credit Losses: The Company estimates expected lifetime credit losses on financial assets measured at amortized cost including short-term receivables, premiums receivable, held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables. For available-for-sale fixed maturity securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis. Credit loss changes are recorded as a component of net investment gains (losses) for the Company’s held-to-maturity and available-for-sale securities, loan receivables, including collateral dependent assets, loan commitments and reinsurance recoverables, whereas credit losses on premium receivables are recorded in net earned premiums in the consolidated statement of earnings. The Company’s off-balance sheet credit exposure is primarily attributable to loan commitments that are not unconditionally cancellable. The Company considers the contractual period of exposure to credit risk, the likelihood that funding will occur, the risk of loss, and the current conditions and expectations of future economic conditions to develop the estimate of expected credit losses. The Company records the estimate of expected credit losses for certain loan commitments within other liabilities in the consolidated balance sheet.

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

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value within other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives include foreign currency forwards, foreign currency options, foreign currency swaps, interest rate swaps and interest rate swaptions. The Company does not use derivatives for trading purposes.

The Company may purchase certain investments or enter into contracts that contain embedded derivatives. The Company assesses whether an embedded derivative is clearly and closely related to its host contract. If the Company determines that the embedded derivative is not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from that contract, held at fair value, and reported with the host instrument in the consolidated balance sheets, with changes in fair value reported in earnings. If the Company has elected the fair value option, the embedded derivative is not bifurcated, and the entire investment is held at fair value with changes in fair value reported in earnings.

See Note 5 for a discussion on how the Company determines the fair value of its derivatives. Accruals on derivatives are typically recorded in other assets or other liabilities in the consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data
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

For derivative instruments that are designated in cash flow hedge relationships, the gain or loss on the portion of the hedging instrument included in the assessment of effectiveness is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Amounts reclassified are recorded in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is recorded. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness.

For derivative instruments that are designated in fair value hedge relationships, the gain or loss on the hedged item and the portion of the hedging instrument included in the assessment of effectiveness are recorded in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is recorded. When assessing the effectiveness of the Company's fair value hedges, the Company excludes the changes in fair value related to the difference between the spot and forward rates on its foreign currency forwards, the change in fair value of cross-currency swaps not resulting from fluctuations in spot currency rates, and the time value component of foreign exchange options and interest rate swaptions. For interest rate swaptions and cross-currency interest rate swaps designated in fair value hedges of interest rate risk, the excluded component is recognized in other comprehensive income (loss) and amortized into earnings (net investment income) over its legal term.
For derivative and/or non-derivative hedging instruments designated in net investment hedge relationships with the Company’s investment in Aflac Japan, the Company makes its net investment hedge designation at the beginning of each quarter. When the hedging instrument is a foreign currency derivative, the Company assesses hedge effectiveness using the spot-rate method. According to that method, the change in fair value of the hedging instrument due to fluctuations in the spot exchange rate is recorded in the unrealized foreign currency component of other comprehensive income and reclassified to earnings only when the hedged net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed. If and when a sale or liquidation occurs, the changes in fair value of the derivative deferred in the unrealized foreign currency component of other comprehensive income will be released in the same income statement line item where the gain (loss) on the hedged net investment would be recorded upon sale. All other changes in fair value of the hedging instrument are considered the “excluded component” and are accounted for in net investment gains (losses). Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds its investment in Aflac Japan would be recognized in current earnings within net investment gains (losses).

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

Item 8. Financial Statements and Supplementary Data

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

The Company does not offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

For additional information on the Company's derivative instruments, see Note 4.

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

Goodwill: Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not recorded at fair value (e.g. income taxes, employee benefits). Goodwill is not amortized, but is tested for impairment at a level of a reporting unit at least annually, in the same reporting period each year. Goodwill is included in the other assets line item in the consolidated balance sheets and was $265 million at both December 31, 2023 and December 31, 2022. A significant majority of the goodwill balance is attributable to the following business combinations within the Aflac U.S. segment, which represents the

Item 8. Financial Statements and Supplementary Data
reporting unit for goodwill impairment testing: (i) CAIC acquisition in 2009, (ii) Empoweredbenefits, LLC acquisition in 2015, (iii) ABS acquisition in 2019, and (iv) acquisition of Zurich's business in 2020.

Policy Liabilities: For long-duration insurance contracts, the Company calculates an integrated reserve that represents all payments under the contract including future expected claims and unpaid policy claims and related expenses. The LFPB is measured using the net level premium method.

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

Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are the result of applying the updated best estimate assumptions as of the beginning of the reporting period and are recognized in reserve remeasurement (gains) losses in the consolidated statements of earnings. Expense assumptions are established at policy inception and determined for each issue-year cohort as a percentage of paid claims. These expense assumptions are locked in and remain unchanged over the term of the insurance policy. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are recognized in reserve remeasurement (gains) losses in the consolidated statements of earnings.

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

The Company has designed its discount rate methodology for the U.S. and Japan insurance business. The methodology incorporates constructing a current discount rate curve separately for discounting cash flows used to calculate the U.S. and Japan LFPBs, reflective of the characteristics of the insurance liabilities, such as currency and tenor. Discount rates comprising each curve are determined by reference to upper-medium grade (low credit risk) fixed-income instrument yields that reflect the duration characteristics of the corresponding insurance liabilities. The Company uses for these yields single-A rated fixed income instruments with credit ratings based on international rating standards. Where only local ratings are available, the Company selects the fixed-income instruments with local ratings that are equivalent to a single-A rating based on international rating standards. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820 - Fair Value Measurement, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

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

Item 8. Financial Statements and Supplementary Data
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

Reinsurance: The Company enters into reinsurance agreements in the normal course of business. For each reinsurance agreement, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and acquisition costs are reported net of insurance ceded.

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

In the U.S., each state has a guaranty association that supports insolvent insurers operating in those states. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. See Note 15 for further discussion of the guaranty fund assessments charged to the Company.

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

Item 8. Financial Statements and Supplementary Data
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update (ASU) 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued amendments to permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit).

The Company early adopted this guidance on July 1, 2023. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations or disclosures.

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued amendments that eliminated the accounting guidance for troubled debt restructurings (TDRs) for creditors, required enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and required public business entities to include current-period gross write-offs in the vintage disclosure tables. As a result of eliminating the TDR guidance for creditors, all loan modifications will follow the existing loan refinancing or restructuring guidance.

The Company adopted this guidance on January 1, 2023 on a prospective basis. The adoption did not have an impact on the Company’s financial position or results of operations.

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that significantly changed how insurers account for long-duration contracts. The Company adopted the standard on January 1, 2023 using a modified retrospective transition method which resulted in applying the amended guidance as of the beginning of the earliest period presented on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date, the Company calculated the ratio of the present value of expected future policy benefits and expenses less existing carrying values to the present value of expected future gross premiums (Transition Date NPR) using updated assumptions and the discount rate immediately before the Transition Date. The Company capped the Transition Date NPR at 100% for any cohorts with a Transition Date NPR greater than 100%. The Company calculated the LFPB using the Transition Date NPR (capped at 100% if required) and two different discount rates: (i) the discount rate used immediately before the Transition Date, and (ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their Transition Date NPR capped at 100%, the Company recorded as an adjustment (decrease) to opening retained earnings any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date. For all cohorts on the Transition Date, the Company recorded in AOCI net of tax, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date).

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

All relevant prior-year amounts have been adjusted for the adoption of ASU 2018-12. See Note 6 and Note 7 for expanded disclosures for DAC and future policy benefits, respectively, required as a result of the amended guidance.

Item 8. Financial Statements and Supplementary Data
Transition Impact to Shareholder's Equity

The following table presents the cumulative transition impact as of January 1, 2021 to the Company’s shareholders' equity as a result of the adoption of ASU 2018-12, using the modified retrospective transition method.

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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
The following table presents the transition impacts to the present value of expected future net premiums, gross of internal and external ceded reinsurance, by reporting segment and disaggregated by product type due to the cumulative effect of the change in accounting principle as a result of the adoption of ASU 2018-12 using the modified retrospective transition method.

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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
The following table presents a reconciliation of the rollforwards by reporting segment and disaggregated by product type for the year ended December 31, 2021 to the liability for future policy benefits as of December 31, 2021 under the amended guidance. The deferred profit liability for limited-payment contracts and the deferred reinsurance gain liability is presented together with the LFPB in the consolidated balance sheets and has been included as a reconciling item in the table below.

(In millions)	December 31, 2021
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$46,854
Medical and other health	14,847
Life insurance	31,873
Other	5,736
Aflac U.S.
Accident	666
Disability	1,009
Critical care	9,365
Hospital indemnity	1,085
Dental/vision	352
Life insurance	1,009
Other	684
Corporate and other	30
Deferred profit liability	1,595
Deferred reinsurance gain liability	859
Total	$115,964

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

Accounting Pronouncements Pending Adoption

ASU 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments that require enhanced income tax disclosures including (1) disclosure of specific categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations. The Company is evaluating the impact of adoption on its disclosures.

ASU 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued amendments that will add certain segment disclosures related to significant segment expenses and require that a public entity disclose the title and position of the Chief Operating Decision Maker (CODM) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

Item 8. Financial Statements and Supplementary Data

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adoption on its financial position, results of operations and disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

2.    BUSINESS SEGMENT AND SELECTED FOREIGN CURRENCY TRANSLATION ITEMS
The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable, business activities, including reinsurance activities, not included in Aflac Japan or Aflac U.S. and intercompany eliminations are included in Corporate and other. The Company does not allocate corporate overhead expenses to business segments.

Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings.
•Pretax adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings.
◦Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies, which are reclassified from net investment gains (losses) and included in adjusted earnings as a component of adjusted net investment income when analyzing operations.
◦Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company’s underlying business performance.

Aflac Japan's adjusted revenues accounted for 60% of the Company's total adjusted revenues in 2023, compared with 64% in 2022 and 68% in 2021. The percentage of the Company's total assets attributable to Aflac Japan was 80% at both December 31, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data
Information regarding operations by reportable segment and Corporate and other for the years ended December 31 follows:

(In millions)	2023	2022	2021
Revenues:
Aflac Japan:
Net earned premiums: (1)
Cancer	$4,054	$4,702	$5,718
Medical and other health	2,451	2,706	3,287
Life insurance	1,542	1,778	2,296
Adjusted net investment income	2,582	2,669	3,031
Other income	35	35	41
Total adjusted revenue Aflac Japan	10,664	11,890	14,373
Aflac U.S.:
Net earned premiums:
Accident	1,284	1,314	1,362
Disability	1,249	1,171	1,162
Critical care	1,743	1,753	1,797
Hospital indemnity	720	722	730
Dental/vision	214	199	188
Life insurance	432	372	332
Other	33	39	43
Adjusted net investment income	820	755	754
Other income	128	161	121
Total adjusted revenue Aflac U.S.	6,623	6,486	6,489
Corporate and other (2)	460	267	175
Total adjusted revenues	17,747	18,643	21,037
Net investment gains (losses)	590	363	468
Reconciling items:
Amortized hedge costs	157	112	76
Amortized hedge income	(121)	(68)	(57)
Net interest cash flows from derivatives	328	90	30
Total revenues	$18,701	$19,140	$21,554
(1) Includes a gain (loss) of $20, $(42) and $(11) in 2023, 2022 and 2021, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $343, $91 and $138 in 2023, 2022 and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $334, $83 and $115 in 2023, 2022 and 2021, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Item 8. Financial Statements and Supplementary Data

(In millions)	2023	2022	2021
Pretax earnings:
Aflac Japan (1)	$3,234	$3,281	$3,756
Aflac U.S.	1,501	1,359	1,356
Corporate and other (2)	(425)	(218)	(293)
Pretax adjusted earnings	4,310	4,422	4,819
Other income (loss)	39	0	(73)
Net investment gains (losses)	590	363	468
Reconciling items:
Amortized hedge costs	157	112	76
Amortized hedge income	(121)	(68)	(57)
Net interest cash flows from derivatives	328	90	30
Interest rate component of the change in fair value of foreign currency	(41)	(50)	(55)
Total earnings before income taxes	$5,262	$4,869	$5,208
Income taxes applicable to pretax adjusted earnings	$577	$808	$893
Effect of foreign currency translation on after-tax adjusted earnings	(113)	(262)	(35)
(1) Includes a gain (loss) of $20, $(42) and $(11) for 2023, 2022 and 2021, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $343, $91 and $138 in 2023, 2022 and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $334, $83 and $115 in 2023, 2022 and 2021, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.
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

	2023	2022	2021
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	140.57	130.17	109.79
Yen percent strengthening (weakening)	(7.4)%	(15.7)%	(2.7)%
Exchange effect on pretax adjusted earnings (in millions)	$(131)	$(318)	$(43)

	2023	2022
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	141.83	132.70
Yen percent strengthening (weakening)	(6.4)%	(13.3)%
Exchange effect on total assets (in millions)	$(3,984)	$(11,099)
Exchange effect on total liabilities (in millions)	(6,936)	(9,513)
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

(In millions)	2023	2022	2021
Management fees	$67	$61	$59
Profit remittances	2,623	2,412	2,138
Total transfers from Aflac Japan	$2,690	$2,473	$2,197

Total Assets: The Company's total assets as of December 31 were as follows:

(In millions)	2023	2022
Assets:
Aflac Japan	$101,541	$105,734
Aflac U.S.	21,861	21,002
Corporate and other	3,322	5,002
Total assets	$126,724	$131,738
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

(In millions)	2023	2022
Property and equipment:
Land	$168	$168
Buildings	421	437
Equipment and furniture	510	587
Total property and equipment	1,099	1,192
Less accumulated depreciation	654	662
Net property and equipment	$445	$530

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of allowance for credit losses. Total receivables were $848 million and $647 million as of December 31, 2023 and 2022, respectively. The allowance for credit losses related to premiums receivable was $92 million and $79 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, $175 million, or 20.7% of total receivables, were related to Aflac Japan's operations, compared with $174 million, or 27.0%, at December 31, 2022.

Item 8. Financial Statements and Supplementary Data
3.     INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2023	2022	2021
Fixed maturity securities	$2,873	$2,926	$3,068
Equity securities	28	31	35
Commercial mortgage and other loans	1,002	716	570
Other investments (1)	(70)	131	356
Short-term investments and cash equivalents	213	78	7
Gross investment income	4,046	3,882	4,036
Less investment expenses	235	226	218
Net investment income	$3,811	$3,656	$3,818
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $343, $91, and $138 in 2023, 2022, and 2021, respectively, is included as a reduction to net investment income. Tax credits on these investments of $334, $83, and $115 in 2023, 2022, and 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings.
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,067	$0	$1,040	$1,696	$22,411
Municipalities	968	0	115	58	1,025
Mortgage- and asset-backed securities	215	0	6	11	210
Public utilities	3,757	0	325	82	4,000
Sovereign and supranational	373	0	24	7	390
Banks/financial institutions	5,896	0	320	365	5,851
Other corporate	5,898	0	699	294	6,303
Total yen-denominated	40,174	0	2,529	2,513	40,190
U.S. dollar-denominated:
U.S. government and agencies	191	0	2	4	189
Municipalities	1,246	0	65	38	1,273
Mortgage- and asset-backed securities	2,748	0	184	56	2,876
Public utilities	3,346	0	360	114	3,592
Sovereign and supranational	122	0	33	8	147
Banks/financial institutions	2,676	0	359	51	2,984
Other corporate	20,186	0	2,518	665	22,039
Total U.S. dollar-denominated	30,515	0	3,521	936	33,100
Total securities available-for-sale	$70,689	$0	$6,050	$3,449	$73,290

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$25,418	$0	$1,259	$1,724	$24,953
Municipalities	1,034	0	124	61	1,097
Mortgage- and asset-backed securities	241	0	8	12	237
Public utilities	3,932	0	301	108	4,125
Sovereign and supranational	659	0	24	5	678
Banks/financial institutions	6,348	0	324	531	6,141
Other corporate	6,288	0	555	408	6,435
Total yen-denominated	43,920	0	2,595	2,849	43,666
U.S. dollar-denominated:
U.S. government and agencies	169	0	0	8	161
Municipalities	1,269	0	43	89	1,223
Mortgage- and asset-backed securities	1,926	0	67	84	1,909
Public utilities	3,481	0	240	180	3,541
Sovereign and supranational	133	0	35	12	156
Banks/financial institutions	2,992	0	271	105	3,158
Other corporate	21,579	0	1,549	1,201	21,927
Total U.S. dollar-denominated	31,549	0	2,205	1,679	32,075
Total securities available-for-sale	$75,469	$0	$4,800	$4,528	$75,741

	2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,085	$2	$17,083	$1,746	$0	$18,829
Municipalities	266	0	266	41	0	307
Public utilities	34	0	34	4	0	38
Sovereign and supranational	421	3	418	44	0	462
Other corporate	18	0	18	3	0	21
Total yen-denominated	17,824	5	17,819	1,838	0	19,657
Total securities held-to-maturity	$17,824	$5	$17,819	$1,838	$0	$19,657

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,269	$2	$18,267	$2,045	$0	$20,312
Municipalities	287	0	287	48	0	335
Public utilities	38	1	37	4	0	41
Sovereign and supranational	450	4	446	54	0	500
Other corporate	19	0	19	3	0	22
Total yen-denominated	19,063	7	19,056	2,154	0	21,210
Total securities held-to-maturity	$19,063	$7	$19,056	$2,154	$0	$21,210

	2023	2022
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$751	$670
U.S. dollar-denominated	252	374
Other currencies	85	47
Total equity securities	$1,088	$1,091

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2023 and 2022, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Item 8. Financial Statements and Supplementary Data
Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2023, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,422	$1,440
Due after one year through five years	6,690	7,358
Due after five years through 10 years	18,885	20,740
Due after 10 years	40,729	40,666
Mortgage- and asset-backed securities	2,963	3,086
Total fixed maturity securities available-for-sale	$70,689	$73,290
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	37	39
Due after five years through 10 years	9,504	10,458
Due after 10 years	8,278	9,160
Total fixed maturity securities held-to-maturity	$17,819	$19,657
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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2023			2022
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$39,151	$40,222	A+	$42,618	$44,178
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Item 8. Financial Statements and Supplementary Data
Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments for the years ended December 31 follows:

(In millions)	2023	2022	2021
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$24	$93	$64
Gross losses from sales	(61)	(78)	(52)
Foreign currency gains (losses)	204	442	1
Other investments:
Gross gains (losses) from sales and redemptions	33	10	0
Total sales and redemptions	200	467	13
Equity securities	88	(341)	164
Credit losses:
Fixed maturity securities available-for-sale	0	0	38
Fixed maturity securities held-to-maturity	1	0	1
Commercial mortgage and other loans	(146)	(18)	6
Impairment losses	0	(25)	(20)
Loan commitments	9	9	4
Reinsurance recoverables and other	(3)	(2)	(2)
Total credit losses	(139)	(36)	27
Derivatives and other:
Derivative gains (losses)	(531)	(1,151)	(805)
Foreign currency gains (losses)	972	1,424	1,069
Total derivatives and other	441	273	264
Total net investment gains (losses)	$590	$363	$468

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the year ended December 31, 2023, that relate to equity securities held at the December 31, 2023, reporting date were $63 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the year ended December 31, 2022, that relate to equity securities held at the December 31, 2022, reporting date was $340 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the year ended December 31, 2021, that relate to equity securities held at the December 31, 2021, reporting date was $141 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2023	2022	2021
Changes in unrealized gains (losses):
Fixed maturity securities, available-for-sale	$2,327	$(13,056)	$(960)
Total change in unrealized gains (losses)	$2,327	$(13,056)	$(960)

Item 8. Financial Statements and Supplementary Data
Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 was as follows:

(In millions)	2023	2022
Unrealized gains (losses) on securities available-for-sale	$2,601	$272
Deferred income taxes	(1,462)	(974)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$1,139	$(702)

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$123	$4	$53	$1	$70	$3
Japan government and agencies:
Yen-denominated	8,393	1,696	1,657	303	6,736	1,393
Municipalities:
U.S. dollar-denominated	703	38	31	1	672	37
Yen-denominated	301	58	34	0	267	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	925	56	340	6	585	50
Yen-denominated	58	11	0	0	58	11
Public utilities:
U.S. dollar-denominated	1,120	114	228	4	892	110
Yen-denominated	1,028	82	444	13	584	69
Sovereign and supranational:
U.S. dollar-denominated	35	8	0	0	35	8
Yen-denominated	60	7	0	0	60	7
Banks/financial institutions:
U.S. dollar-denominated	655	51	159	4	496	47
Yen-denominated	3,673	365	186	4	3,487	361
Other corporate:
U.S. dollar-denominated	6,380	665	799	19	5,581	646
Yen-denominated	1,948	294	308	9	1,640	285
Total	$25,402	$3,449	$4,239	$364	$21,163	$3,085

Item 8. Financial Statements and Supplementary Data

	2022
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$159	$8	$85	$3	$74	$5
Japan government and agencies:
Yen-denominated	8,856	1,724	3,733	580	5,123	1,144
Municipalities:
U.S. dollar-denominated	854	89	735	57	119	32
Yen-denominated	286	61	150	26	136	35
Mortgage- and asset- backed securities:
U.S. dollar-denominated	936	84	640	42	296	42
Yen-denominated	62	12	38	6	24	6
Public utilities:
U.S. dollar-denominated	1,852	180	1,667	144	185	36
Yen-denominated	880	108	576	61	304	47
Sovereign and supranational:
U.S. dollar-denominated	30	12	0	0	30	12
Yen-denominated	71	5	34	4	37	1
Banks/financial institutions:
U.S. dollar-denominated	1,147	105	786	58	361	47
Yen-denominated	3,957	531	1,760	174	2,197	357
Other corporate:
U.S. dollar-denominated	10,529	1,201	8,636	785	1,893	416
Yen-denominated	2,090	408	1,507	273	583	135
Total	$31,709	$4,528	$20,347	$2,213	$11,362	$2,315

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's available-for-sale securities have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For any available-for-sale securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company‘s resources to securities with real credit-related concerns that could impact ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market related, the Company performs a more focused review of the related issuers' specific credit profile.

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

Item 8. Financial Statements and Supplementary Data

Assuming no credit-related factors develop, unrealized gains and losses on available-for-sale securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its available-for-sale investments in the sectors shown in the table above have the ability to service their obligations to the Company. Further, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

However, from time to time the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have a credit loss allowance as of December 31, 2023. Refer to the Allowance for Credit Losses section below for additional information.

As of December 31, 2023, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The Company classifies its TREs, CMLs, MMLs, and other loans as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for credit losses.

The following table reflects the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

(In millions)	2023		2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,807	14.1%	$2,158	15.8%
Retail	473	3.7	493	3.6
Apartments/Multi-Family	2,608	20.4	2,701	19.7
Industrial	157	1.2	123	.9
Hospitality	814	6.4	803	5.9
Other	255	2.0	231	1.7
Total transitional real estate loans	6,114	47.8	6,509	47.6
Commercial mortgage loans:
Office	359	2.8	383	2.8
Retail	301	2.4	310	2.3
Apartments/Multi-Family	586	4.6	620	4.5
Industrial	463	3.6	471	3.4
Total commercial mortgage loans	1,709	13.4	1,784	13.0
Middle market loans	4,677	36.5	5,157	37.7
Other loans	301	2.3%	238	1.7%
Total commercial mortgage and other loans	$12,801	100.0%	$13,688	100.0%
Allowance for credit losses	(274)		(192)
Total net commercial mortgage and other loans	$12,527		$13,496

CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (12%) and Florida (11%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

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

As of December 31, 2023, the Company had $488 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $24 million and $28 million for a short-term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of December 31, 2023, and 2022, respectively.

As of December 31, 2023, the Company had commitments of approximately $820 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of contracted solar and wind assets generating cash flow for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

Credit Quality Indicators

For TREs, the Company’s key credit quality indicators include loan-to-value (LTV), which is calculated by dividing the current outstanding loan balance by the estimated property value at origination, and performance of the loan. Given that TREs involve properties undergoing a repositioning of their commercial profile, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly. The monitoring process also focuses on higher risk loans, which include those that are delinquent or for which foreclosure or deed in lieu of foreclosure is anticipated.

For CMLs, the Company’s key credit quality indicators include LTV and debt service coverage ratios (DSCR). DSCR is the most recently available net operating income of the underlying property compared to the required debt service of the loan.

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

For other loans, the Company's key credit quality indicator is credit ratings. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

Item 8. Financial Statements and Supplementary Data

The following tables present as of December 31, 2023 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$252	$603	$506	$36	$125	$2	$1,524
60%-69.99%	91	534	667	18	420	123	1,853
70%-79.99%	14	835	898	85	3	64	1,899
80% or greater	0	217	250	80	87	204	838
Total	$357	$2,189	$2,321	$219	$635	$393	$6,114
Current-period gross writeoffs:	$0	$0	$0	$4	$12	$50	$66

Commercial Mortgage Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$33	$0	$310	$45	$422	$599	$1,409	2.56
60%-69.99%	0	0	0	0	17	29	46	1.76
70%-79.99%	0	0	0	0	39	105	144	2.46
80% or greater	0	0	0	0	90	20	110	1.85
Total	$33	$0	$310	$45	$568	$753	$1,709	2.49
Weighted Average DSCR	2.64	0.00	3.24	2.05	2.44	2.23
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$7	$45	$142	$68	$38	$45	$120	$465
BB	35	313	413	253	176	104	398	1,692
B	64	213	601	322	432	230	275	2,137
CCC	0	20	26	51	78	128	39	342
CC	0	0	0	0	0	10	0	10
C and lower	0	0	0	0	0	12	19	31
Total	$106	$591	$1,182	$694	$724	$529	$851	$4,677
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Item 8. Financial Statements and Supplementary Data

Other Loans
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Credit Ratings:
A	$22	$115	$0	$0	$0	$0	$0	$137
AA	0	5	5	0	0	0	0	10
BBB	73	0	5	0	0	0	0	78
BB	0	76	0	0	0	0	0	76
Total	95	196	10	0	0	0	0	301
Current-period gross writeoffs:	0	0	0	0	0	0	0	0

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty in its MML and TRE portfolios during the year ended December 31, 2023. The Company also granted certain loan modifications in its MML and TRE portfolios during the year ended December 31, 2022. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded. For the years ended December 31, 2023 and 2022, these loan modifications did not have a material impact on the Company’s results of operations.

Past Due and Nonaccrual Loans

The following table presents an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of December 31.

	2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$5,481	$108	$525	$633	$6,114	$633
Commercial mortgage loans	1,676	33	0	33	1,709	0
Middle market loans	4,592	0	85	85	4,677	85
Other loans	301	0	0	0	301	0
Total	$12,050	$141	$610	$751	$12,801	$718
(1) As of December 31, 2023, there were no loans that were 90 days or more past due that continued to accrue interest.

For the year ended December 31, 2023, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $160 million had no credit loss allowance as of December 31, 2023 because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of December 31, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

As of December 31, 2022, the Company had an immaterial amount of loans on nonaccrual status.

Allowance for Credit Losses

The Company calculates its allowance for credit losses for held-to-maturity securities, loan receivables, loan commitments and reinsurance recoverable by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual asset. For held-to-maturity securities, MMLs, and MML commitments, the Company groups assets by credit ratings, industry, and country.

Item 8. Financial Statements and Supplementary Data

The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s LTV and DSCR. On a quarterly basis, CMLs and TREs within a portfolio segment that share similar risk characteristics are pooled for calculation of credit loss allowance. On an ongoing basis, TREs and CMLs with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is probable), are evaluated individually for credit loss. For example, the credit loss allowance for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of the collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the credit loss allowance.

The credit allowance for held-to-maturity fixed maturity securities and loan receivables is estimated using a probability-of-default (PD) / loss-given-default (LGD) method, discounted for the time value of money. For held-to-maturity fixed maturity securities, available-for-sale fixed maturity securities and loan receivables, the Company includes the change in present value due to the passage of time in the change in the allowance for credit losses. The Company’s methodology for estimating credit losses utilizes the contractual maturity date of the financial asset, adjusted when necessary to reflect the expected timing of repayment (such as prepayment options, renewal options, call options, or extension options). The Company applies reasonable and supportable forecasts of macroeconomic variables that impact the determination of PD/LGD over a two-year period for held-to-maturity fixed maturity securities and MMLs. The Company reverts to historical loss information over one year, following the two-year forecast period. For the CML and TRE portfolio, the Company applies reasonable and supportable forecasts of macroeconomic variables as well as national and local real-estate market factors to estimate future credit losses where the market factors revert back to historical levels over time with the period being dependent on current market conditions, projected market conditions and difference in the current and historical market levels for each factor. The Company continuously monitors the estimation methodology, due to changes in portfolio composition, changes in underwriting practices and significant events or conditions and makes adjustments as necessary.

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $16.9 billion amortized cost as of December 31, 2023 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

An investment in an available-for-sale security may be impaired if the fair value falls below amortized cost. The Company regularly reviews its available-for-sale portfolio for declines in fair value. The Company's available-for-sale impairment model focuses on the ultimate collection of the cash flows from its investments and whether the Company has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. The determination of the amount of impairments under this model is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.

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

The Company’s methodology for estimating credit losses for available-for-sale securities utilizes the discounted cash flow model, based on past events, current market conditions and future economic conditions, as well as industry analysis and credit ratings of the securities. In addition, the Company evaluates the specific issuer’s probability of default and expected recovery of its position in the event of default based on the underlying financial condition and assets of the borrower as well as seniority and/or security of other debt holders in the issuer when developing management’s best estimate of expected cash flows.

The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

Item 8. Financial Statements and Supplementary Data

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to-Maturity Securities	Available-for-Sale Securities	Total
Balance at December 31, 2020	$(63)	$(32)	$(85)	$(35)	$(10)	$(38)	$(263)
(Addition to) release of allowance for credit losses	(5)	22	(11)	4	1	26	37
Write-offs, net of recoveries	0	0	0	0	0	12	12
Change in foreign exchange	0	0	0	0	1	0	1
Balance at December 31, 2021	(68)	(10)	(96)	(31)	(8)	0	(213)
(Addition to) release of allowance for credit losses	14	1	(39)	7	0	0	(17)
Write-offs, net of recoveries	0	0	6	0	0	0	6
Change in foreign exchange	0	0	0	0	1	0	1
Balance at December 31, 2022	(54)	(9)	(129)	(24)	(7)	0	(223)
(Addition to) release of allowance for credit losses (1)	(124)	(7)	(17)	8	1	0	(139)
Write-offs, net of recoveries	66	0	0	0	0	0	66
Change in foreign exchange	0	0	0	0	1	0	1
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(1) Includes an allowance for credit losses of $4 recognized on financial assets accounted for as purchased financial assets with credit deterioration that is not recorded in earnings upon recognition.

For the year ended December 31, 2023, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $284 million. As a result of the excess of amortized cost over the estimated fair value of the collateral of the TREs, upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $66 million for the year ended December 31, 2023, in net investment gains (losses). Refer to the Other Investments section below for additional information.

As of December 31, 2023, the Company identified additional TREs with an amortized cost of $502 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of December 31, 2023, the Company established a credit allowance of $55 million for $600 million of loans for which the fair value of the collateral was below the amortized cost.

Other Investments
The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2023	2022
Other investments:
Policy loans	$214	$214
Short-term investments (1)	1,304	1,532
Limited partnerships	2,750	2,290
Real estate owned	227	0
Other	35	34
Total other investments	$4,530	$4,070
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

REO consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of December 31, 2023, $17 million of REO was classified as held-for-sale, which is carried at the lower of depreciated cost or fair value less cost to sell and is not further depreciated once classified as such.

Item 8. Financial Statements and Supplementary Data
The remaining $210 million classified as held-and-used is held for the production of income and is carried at cost less accumulated depreciation. Depreciation expense was immaterial for the year ended December 31, 2023. Additionally, as of December 31, 2023, accumulated depreciation was immaterial.

As of December 31, 2022, the Company did not have REO.

As of December 31, 2023, the Company had $2.3 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	2023		2022
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available-for-sale	$2,882	$3,712	$3,223	$3,805
Commercial mortgage and other loans	10,150	9,915	10,832	10,762
Other investments (2)	2,381	2,381	1,909	1,909
Other assets (3)	55	55	62	62
Total assets of consolidated VIEs	$15,468	$16,063	$16,026	$16,538
Liabilities:
Other liabilities (3)	$507	$507	$390	$390
Total liabilities of consolidated VIEs	$507	$507	$390	$390
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

Item 8. Financial Statements and Supplementary Data
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

Investments in Variable Interest Entities Not Consolidated

	2023		2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available-for-sale	$5,904	$6,424	$3,998	$4,259
Other investments (1)	369	369	381	381
Total investments in VIEs not consolidated	$6,273	$6,793	$4,379	$4,640
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
	2023			2022
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$737	$737	$0	$1,087	$1,087
Public utilities	19	0	19	12	0	12
Banks/financial institutions	72	0	72	89	0	89
Other corporate	675	0	675	621	0	621
Total borrowings	$766	$737	$1,503	$722	$1,087	$1,809
Gross amount of recognized liabilities for securities lending transactions			$1,503			$1,809
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $4.3 billion and $6.8 billion at December 31, 2023, and 2022, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2023 and 2022, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2023, debt securities with a fair value of $20 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

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

Item 8. Financial Statements and Supplementary Data
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

	2023			2022
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$3
Total cash flow hedges	18	0	4	18	0	3
Fair value hedges:
Foreign currency options	2,158	0	0	7,940	45	0
Total fair value hedges	2,158	0	0	7,940	45	0
Net investment hedge:
Foreign currency forwards	2,611	179	27	4,982	383	85
Foreign currency options	456	0	0	2,630	7	0
Total net investment hedge	3,067	179	27	7,612	390	85
Non-qualifying strategies:
Foreign currency swaps	1,200	31	0	1,900	66	0
Foreign currency swaps - VIE	3,417	55	503	3,420	62	387
Foreign currency forwards	7,402	59	477	5,049	17	640
Foreign currency options	22,557	2	0	5,521	30	0
Interest rate swaps	17,230	11	419	17,730	7	583
Total non-qualifying strategies	51,806	158	1,399	33,620	182	1,610
Total derivatives	$57,049	$337	$1,430	$49,190	$617	$1,698

Cash Flow Hedges

For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. Dollar (USD) variable rate interest and principal payments to fixed rate Japanese Yen (JPY) interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately three years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the Non-qualifying Strategies section of this note.
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

Item 8. Financial Statements and Supplementary Data
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statements of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains (losses) consistent with the impact of the hedged item. For the years ended December 31, 2023 and 2022, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of December 31, 2023 and 2022; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2023	2022	2023	2022
Fixed maturity securities	$1,692	$2,360	$164	$189
(1) The balance includes hedging adjustment on discontinued hedging relationships of $164 in 2023 and $189 in 2022.

Item 8. Financial Statements and Supplementary Data
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

The Company's net investment hedge was effective during the years ended December 31, 2023, 2022 and 2021.
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
As of December 31, 2023, the Parent Company had $1.2 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded in current period earnings.
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

	2023				2022				2021
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(4)		$5	$(1)	$(4)		$4	$(1)	$(4)		$3
Total cash flow hedges	(1)	(4)	(3)	5	(1)	(4)	(3)	4	(1)	(4)	(3)	3
Fair value hedges:
Foreign currency forwards		0				0				(1)
Foreign currency options		(65)				(18)				(22)
Interest rate swaptions (4)	(1)	0		1	0	0		0	(1)	(1)		2
Total fair value hedges	(1)	(65)		1	0	(18)		0	(1)	(24)		2
Net investment hedge:
Non-derivative hedging instruments		0		257		0		371		0		328
Foreign currency forwards		234		313		(80)		673		29		525
Foreign currency options		(5)		0		(1)		0		(4)		0
Total net investment hedge		229		570		(81)		1,044		25		853
Non-qualifying strategies:
Foreign currency swaps		4				159				135
Foreign currency swaps - VIE		(201)				9				(188)
Foreign currency forwards		(349)				(650)				(707)
Foreign currency options		(53)				0				(3)
Interest rate swaps		(88)				(546)				(38)
Interest rate swaptions		0				1				0
Forward bond purchase commitment - VIE		(4)				(21)				(1)
Total non-qualifying strategies		(691)				(1,048)				(802)
Total	$(2)	$(531)		$576	$(1)	$(1,151)		$1,048	$(2)	$(805)		$858
(1) Interest expense/income on cash flow hedges is recorded in net investment income. For interest rate swaptions classified as fair value hedges, the change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into net investment income over its legal term. If the swaption is early terminated but the hedge item is still outstanding, the amortization of disposal amount of the swaptions is recorded in net investment income over the remaining life of the hedged items.
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2023, compared with $4 of losses during the years ended December 31, 2022 and 2021, respectively.
(4) Includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2023, compared with $1 and $2 of losses during the years ended December 31, 2022 and 2021, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

Item 8. Financial Statements and Supplementary Data
As of December 31, 2023, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of December 31, 2023, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.2 billion and $1.3 billion as of December 31, 2023 and 2022, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2023, the Company estimates that it would be required to post a maximum of $363 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Item 8. Financial Statements and Supplementary Data
Offsetting of Financial Assets and Derivative Assets

2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$271	$0	$271	$(85)	$(53)	$(130)	$3
OTC - cleared	11	0	11	(11)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	282	0	282	(96)	(53)	(130)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	55		55				55
Total derivative assets not subject to a master netting agreement or offsetting arrangement	55		55				55
Total derivative assets	337	0	337	(96)	(53)	(130)	58
Securities lending and similar arrangements	1,480	0	1,480	0	0	(1,480)	0
Total	$1,817	$0	$1,817	$(96)	$(53)	$(1,610)	$58

Item 8. Financial Statements and Supplementary Data

2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$548	$0	$548	$(167)	$(60)	$(320)	$1
OTC - cleared	7	0	7	(7)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	555	0	555	(174)	(60)	(320)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	62		62				62
Total derivative assets not subject to a master netting agreement or offsetting arrangement	62		62				62
Total derivative assets	617	0	617	(174)	(60)	(320)	63
Securities lending and similar arrangements	1,788	0	1,788	0	0	(1,788)	0
Total	$2,405	$0	$2,405	$(174)	$(60)	$(2,108)	$63

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$504	$0	$504	$(85)	$(381)	$(37)	$1
OTC - cleared	419	0	419	(11)	(19)	(389)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	923	0	923	(96)	(400)	(426)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	507		507				507
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	507		507				507
Total derivative liabilities	1,430	0	1,430	(96)	(400)	(426)	508
Securities lending and similar arrangements	1,503	0	1,503	(1,480)	0	0	23
Total	$2,933	$0	$2,933	$(1,576)	$(400)	$(426)	$531

Item 8. Financial Statements and Supplementary Data

2022
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$725	$0	$725	$(167)	$(506)	$(52)	$0
OTC - cleared	583	0	583	(7)	0	(577)	(1)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,308	0	1,308	(174)	(506)	(629)	(1)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	390		390				390
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	390		390				390
Total derivative liabilities	1,698	0	1,698	(174)	(506)	(629)	389
Securities lending and similar arrangements	1,809	0	1,809	(1,788)	0	0	21
Total	$3,507	$0	$3,507	$(1,962)	$(506)	$(629)	$410

For additional information on the Company's financial instruments, see Notes 1, 3 and 5.

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

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$21,700	$900	$0	$22,600
Municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities	0	7,339	253	7,592
Sovereign and supranational	0	507	30	537
Banks/financial institutions	0	8,757	78	8,835
Other corporate	0	27,694	648	28,342
Total fixed maturity securities	21,700	49,809	1,781	73,290
Equity securities	840	0	248	1,088
Other investments	1,304	0	0	1,304
Cash and cash equivalents	4,306	0	0	4,306
Other assets:
Foreign currency swaps	0	86	0	86
Foreign currency forwards	0	238	0	238
Foreign currency options	0	2	0	2
Interest rate swaps	0	11	0	11
Total other assets	0	337	0	337
Total assets	$28,150	$50,146	$2,029	$80,325
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$507	$0	$507
Foreign currency forwards	0	504	0	504
Interest rate swaps	0	419	0	419
Total liabilities	$0	$1,430	$0	$1,430

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$24,158	$956	$0	$25,114
Municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities	0	7,169	497	7,666
Sovereign and supranational	0	797	37	834
Banks/financial institutions	0	9,140	159	9,299
Other corporate	0	27,620	742	28,362
Total fixed maturity securities	24,158	49,805	1,778	75,741
Equity securities	822	60	209	1,091
Other investments	1,532	0	0	1,532
Cash and cash equivalents	3,943	0	0	3,943
Other assets:
Foreign currency swaps	0	128	0	128
Foreign currency forwards	0	400	0	400
Foreign currency options	0	82	0	82
Interest rate swaps	0	7	0	7
Total other assets	0	617	0	617
Total assets	$30,455	$50,482	$1,987	$82,924
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$390	$0	$390
Foreign currency forwards	0	725	0	725
Interest rate swaps	0	583	0	583
Total liabilities	$0	$1,698	$0	$1,698

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$17,083	$18,662	$167	$0	$18,829
Municipalities	266	0	307	0	307
Public utilities	34	0	38	0	38
Sovereign and supranational	418	0	462	0	462
Other corporate	18	0	21	0	21
Commercial mortgage and other loans	12,527	0	0	12,217	12,217
Other investments (1)	35	0	35	0	35
Total assets	$30,381	$18,662	$1,030	$12,217	$31,909
Liabilities:
Other policyholders’ funds	$6,169	$0	$0	$6,080	$6,080
Notes payable (excluding leases)	7,240	0	6,178	752	6,930
Total liabilities	$13,409	$0	$6,178	$6,832	$13,010
(1) Excludes policy loans of $214, equity method investments of $2,750 and REO of $227, at carrying value.

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$18,267	$20,132	$180	$0	$20,312
Municipalities	287	0	335	0	335
Public utilities	37	0	41	0	41
Sovereign and supranational	446	0	500	0	500
Other corporate	19	0	22	0	22
Commercial mortgage and other loans	13,496	0	0	13,212	13,212
Other investments (1)	34	0	34	0	34
Total assets	$32,586	$20,132	$1,112	$13,212	$34,456
Liabilities:
Other policyholders’ funds	$6,643	$0	$0	$6,543	$6,543
Notes payable (excluding leases)	7,295	0	6,024	802	6,826
Total liabilities	$13,938	$0	$6,024	$7,345	$13,369
(1) Excludes policy loans of $214 and equity method investments of $2,290, at carrying value.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Fair Value of Financial Instruments

Fixed maturity and equity securities

The fair values of the Company's public fixed maturity securities are generally based on prices provided by third-party pricing vendors. The Company utilizes internally generated valuations or broker quotes for privately issued fixed maturity securities or fixed maturity securities where there is no price available from a third-party pricing vendor.

The fair values of the Company's public equity securities are generally based on price quotes, including quoted market prices readily available from independent public exchange markets or established security dealer associations. The Company determines the fair values of privately issued equity securities using the following approaches or techniques: price quotes and valuations from third-party pricing vendors, in-house valuations and non-binding price quotes the Company obtains from outside brokers.

The pricing data and market quotes the Company obtains from outside sources, including third-party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the provider. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. The Company has performed verification of the inputs and calculations in any valuation models, including independent validations and back testing, to confirm that the valuations represent reasonable estimates of fair value. For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

For internally generated valuations, the Company utilizes valuation models developed by a third-party pricing vendor. The models and associated processes and controls are executed by Company personnel.

Item 8. Financial Statements and Supplementary Data
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$21,692	$808	$0	$22,500
Internal	0	60	0	60
Broker/other	8	32	0	40
Total government and agencies	21,700	900	0	22,600
Municipalities:
Third-party pricing vendor	0	1,426	0	1,426
Internal	0	256	0	256
Broker/other	0	616	0	616
Total municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,277	0	2,277
Internal	0	27	105	132
Broker/other	0	10	667	677
Total mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities:
Third-party pricing vendor	0	4,570	0	4,570
Internal	0	2,677	0	2,677
Broker/other	0	92	253	345
Total public utilities	0	7,339	253	7,592
Sovereign and supranational:
Third-party pricing vendor	0	118	0	118
Internal	0	330	0	330
Broker/other	0	59	30	89
Total sovereign and supranational	0	507	30	537
Banks/financial institutions:
Third-party pricing vendor	0	5,085	0	5,085
Internal	0	3,008	69	3,077
Broker/other	0	664	9	673
Total banks/financial institutions	0	8,757	78	8,835
Other corporate:
Third-party pricing vendor	0	18,088	4	18,092
Internal	0	4,210	230	4,440
Broker/other	0	5,396	414	5,810
Total other corporate	0	27,694	648	28,342
Total securities available-for-sale	$21,700	$49,809	$1,781	$73,290
Equity securities, carried at fair value:
Third-party pricing vendor	$800	$0	$0	$800
Internal	0	0	216	216
Broker/other	40	0	32	72
Total equity securities	$840	$0	$248	$1,088

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$18,662	$167	$0	$18,829
Total government and agencies	18,662	167	0	18,829
Municipalities:
Third-party pricing vendor	0	307	0	307
Total municipalities	0	307	0	307
Public utilities:
Third-party pricing vendor	0	38	0	38
Total public utilities	0	38	0	38
Sovereign and supranational:
Third-party pricing vendor	0	226	0	226
Internal	0	236	0	236
Total sovereign and supranational	0	462	0	462
Other corporate:
Third-party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held-to-maturity	$18,662	$995	$0	$19,657

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$24,158	$582	$0	$24,740
Internal	0	374	0	374
Total government and agencies	24,158	956	0	25,114
Municipalities:
Third-party pricing vendor	0	2,021	0	2,021
Internal	0	299	0	299
Total municipalities	0	2,320	0	2,320
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	1,798	0	1,798
Internal	0	3	0	3
Broker/other	0	2	343	345
Total mortgage- and asset-backed securities	0	1,803	343	2,146
Public utilities:
Third-party pricing vendor	0	3,786	0	3,786
Internal	0	3,383	0	3,383
Broker/other	0	0	497	497
Total public utilities	0	7,169	497	7,666
Sovereign and supranational:
Third-party pricing vendor	0	232	0	232
Internal	0	565	0	565
Broker/other	0	0	37	37
Total sovereign and supranational	0	797	37	834
Banks/financial institutions:
Third-party pricing vendor	0	4,622	0	4,622
Internal	0	4,518	105	4,623
Broker/other	0	0	54	54
Total banks/financial institutions	0	9,140	159	9,299
Other corporate:
Third-party pricing vendor	0	22,268	0	22,268
Internal	0	5,352	200	5,552
Broker/other	0	0	542	542
Total other corporate	0	27,620	742	28,362
Total securities available-for-sale	$24,158	$49,805	$1,778	$75,741
Equity securities, carried at fair value:
Third-party pricing vendor	$822	$60	$0	$882
Broker/other	0	0	209	209
Total equity securities	$822	$60	$209	$1,091

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$20,132	$180	$0	$20,312
Total government and agencies	20,132	180	0	20,312
Municipalities:
Third-party pricing vendor	0	335	0	335
Total municipalities	0	335	0	335
Public utilities:
Third-party pricing vendor	0	41	0	41
Total public utilities	0	41	0	41
Sovereign and supranational:
Third-party pricing vendor	0	242	0	242
Broker/other	0	258	0	258
Total sovereign and supranational	0	500	0	500
Other corporate:
Third-party pricing vendor	0	22	0	22
Total other corporate	0	22	0	22
Total securities held-to-maturity	$20,132	$1,078	$0	$21,210

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

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Instrument Type	Level 2
Interest rate derivatives	Swap yield curves Basis curves Interest rate volatility (1)
Foreign currency exchange rate derivatives - Non-VIEs (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Cross foreign currency basis curves Foreign currency volatility (1)
Foreign currency exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates Swap yield curves Credit default swap curves Basis curves Recovery rates Foreign currency forward rates Foreign cross-currency basis curves
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

Commercial mortgage and other loans

Commercial mortgage and other loans include TREs, CMLs, MMLs and other loans. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or floating-rate benchmark yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments are classified as Level 3 within the fair value hierarchy.

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

Notes payable

The fair values of the Company's publicly issued notes payable are determined by utilizing available sources of observable inputs from third-party pricing vendors and are classified as Level 2. The fair values of the Company's yen-denominated loans approximate their carrying values and are classified as Level 3.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3 as of December 31.

2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	35	35
Unrealized gains (losses) included in other comprehensive income (loss)	1	(2)	(3)	10	17	0	23
Purchases, issuances, sales and settlements:
Purchases	430	46	0	0	183	10	669
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(154)	(17)	(4)	(7)	(4)	0	(186)
Transfers into Level 3	155	18	0	3	39	0	215
Transfers out of Level 3	(3)	(289)	0	(87)	(329)	(6)	(714)
Balance, end of period	$772	$253	$30	$78	$648	$248	$2,029
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$40	$40

2022
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$291	$493	$43	$45	$426	$173	$1,471
Net investment gains (losses) included in earnings	(4)	4	0	1	0	4	5
Unrealized gains (losses) included in other comprehensive income (loss)	(76)	(99)	(6)	(14)	(93)	0	(288)
Purchases, issuances, sales and settlements:
Purchases	273	35	0	132	387	59	886
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(78)	(64)	0	(23)	(187)	(7)	(359)
Transfers into Level 3	0	128	0	18	350	0	496
Transfers out of Level 3	(63)	0	0	0	(141)	(20)	(224)
Balance, end of period	$343	$497	$37	$159	$742	$209	$1,987
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(4)	$1	$0	$0	$0	$1	$(2)

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

2023
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$772	Consensus pricing	Offered quotes	84.81	-	105.89	(a)	99.39
Public utilities	253	Consensus pricing	Offered quotes	94.34	-	102.99	(a)	96.46
Sovereign and supranational	30	Consensus pricing	Offered quotes	N/A			(c)	N/A
Banks/financial institutions	78	Discounted cash flow	Credit spreads	N/A			(c)	N/A
Other corporate	648	Discounted cash flow	Credit spreads	69 bps	-	423 bps	(b)	206 bps
Equity securities	248	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,029
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

For additional information on the Company's investments and financial instruments, see Notes 1, 3 and 4.

Item 8. Financial Statements and Supplementary Data
6.     DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type for the years ended December 31.

	2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance, beginning of year	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	317	123	33	8	151	125	173	84	10	61	1	1,086
Amortization expense	(184)	(105)	(34)	(3)	(138)	(113)	(141)	(66)	(12)	(24)	4	(816)
Foreign currency translation and other	(197)	(138)	(33)	(4)	0	0	0	0	0	0	(5)	(377)
Balance, end of year	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

	2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance, beginning of year	$3,464	$2,372	$595	$51	$887	$604	$1,270	$399	$90	$115	$1	$9,848
Capitalization	291	161	33	12	147	117	160	80	11	40	0	1,052
Amortization expense	(188)	(112)	(35)	(3)	(130)	(108)	(126)	(61)	(13)	(20)	4	(792)
Foreign currency translation and other	(532)	(260)	(68)	(5)	0	0	0	0	0	0	(4)	(869)
Balance, end of year	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Commissions deferred as a percentage of total acquisition costs deferred were 67% in 2023, compared with 68% in 2022 and 71% in 2021.

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Item 8. Financial Statements and Supplementary Data
Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs or methods used to determine amortization amounts during 2023 and 2022. The Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits during 2023 and 2022. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern. See Note 1 for additional information on deferred policy acquisition costs.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 61% in 2023, compared with 60% in 2022 and 57% in 2021. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2023	2022	2021
Advertising expense:
Aflac Japan	$58	$77	$91
Aflac U.S.	130	127	138
Total advertising expense	$188	$204	$229

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2023	2022	2021
Depreciation expense	$35	$40	$39
Other amortization expense	4	5	6
Total depreciation and other amortization expense	$39	$45	$45

7.    POLICY LIABILITIES

Future Policy Benefits

The liability for future policy benefits is determined as the present value of expected future policy benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts. Future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

The following tables present the changes in the present value of expected future net premiums and the present value of expected future policy benefits by reporting segment and disaggregated by product type for the years ended December 31. The present value of expected future net premiums and the present value of expected future policy benefits are presented gross of internal and external ceded reinsurance.

Item 8. Financial Statements and Supplementary Data

	2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	(165)	(470)	43	(12)	(16)	(51)	(494)	(142)	(9)	61	(9)
Effect of actual variances from expected experience	(315)	(137)	(42)	(15)	(58)	(29)	(223)	(73)	(17)	(25)	(2)
Adjusted beginning of period balance	17,741	15,588	7,285	1,215	2,686	1,695	4,333	1,150	205	835	107
Issuances	1,034	418	335	26	323	376	493	249	44	181	169
Interest accrual	412	334	124	20	102	62	179	45	8	31	6
Net premiums collected (1)	(1,564)	(1,261)	(1,017)	(112)	(473)	(390)	(580)	(247)	(39)	(137)	(17)
Foreign currency translation	(1,170)	(1,038)	(469)	(80)	0	0	0	0	0	0	0
Other	(1)	(1)	0	0	(8)	(5)	(9)	(4)	(1)	(1)	7
Ending balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in discount rate assumptions	1,057	657	230	19	(142)	(86)	(342)	(86)	(11)	(56)	5
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	(147)	(507)	65	(27)	(11)	(59)	(592)	(194)	(14)	72	(13)
Effect of actual variances from expected experience	(385)	(154)	(51)	(15)	(75)	(59)	(271)	(99)	(22)	(32)	(4)
Adjusted beginning of period balance	47,145	26,905	32,814	5,898	3,305	2,518	11,983	2,007	496	1,818	607
Issuances	1,059	432	341	32	331	392	505	258	46	185	169
Interest accrual	1,473	608	625	100	127	96	524	84	21	68	33
Benefit payments	(2,987)	(1,153)	(1,415)	(206)	(464)	(465)	(893)	(274)	(59)	(105)	(48)
Foreign currency translation	(3,064)	(1,769)	(2,109)	(380)	0	0	0	0	0	0	0
Other	0	0	0	0	3	0	1	1	2	5	8
Ending balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in discount rate assumptions	6,535	234	(525)	(266)	(193)	(119)	(830)	(133)	(28)	(207)	29
Balance at December 31, 2023	50,161	25,257	29,731	5,178	3,109	2,422	11,290	1,943	478	1,764	798
Net liability for future policy benefits	32,652	10,560	23,243	4,090	621	770	7,216	836	272	911	521
Less: reinsurance recoverable	4,135	1,521	0	0	0	0	0	0	0	15	0
Net liability for future policy benefits after reinsurance recoverable	$28,517	$9,039	$23,243	$4,090	$621	$770	$7,216	$836	$272	$896	$521
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

Item 8. Financial Statements and Supplementary Data

	2022
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2021	$25,893	$21,174	$10,847	$1,586	$3,283	$1,862	$6,023	$1,467	$264	$834	$153
Beginning balance at original discount rate	22,470	18,681	10,064	1,461	2,999	1,760	5,391	1,380	241	780	135
Effect of changes in cash flow assumptions	(639)	317	(494)	25	(52)	5	(38)	42	10	(1)	(12)
Effect of actual variances from expected experience	(284)	61	(81)	(10)	(152)	(43)	(421)	(111)	(20)	(16)	6
Adjusted beginning of period balance	21,547	19,059	9,489	1,476	2,795	1,722	4,932	1,311	231	763	129
Issuances	947	639	221	62	355	384	537	273	33	146	0
Interest accrual	459	364	146	22	105	57	193	45	9	27	5
Net premiums collected (1)	(1,734)	(1,376)	(1,229)	(123)	(496)	(382)	(612)	(261)	(42)	(131)	(17)
Foreign currency translation	(2,997)	(2,488)	(1,343)	(195)	0	0	0	0	0	0	0
Other	(1)	(3)	0	0	1	(6)	0	(3)	0	(6)	1
Ending balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in discount rate assumptions	1,077	519	201	14	(226)	(140)	(564)	(145)	(20)	(75)	(8)
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Present value of expected future policy benefits:
Balance at December 31, 2021	$72,747	$36,021	$42,720	$7,322	$3,949	$2,871	$15,388	$2,552	$616	$1,843	$837
Beginning balance at original discount rate	56,807	31,398	39,002	6,787	3,594	2,670	13,079	2,300	549	1,694	645
Effect of changes in cash flow assumptions	(721)	352	(550)	96	(70)	5	(43)	40	13	(1)	(15)
Effect of actual variances from expected experience	(333)	83	(91)	(10)	(177)	(48)	(465)	(130)	(23)	(21)	7
Adjusted beginning of period balance	55,753	31,833	38,361	6,873	3,347	2,627	12,571	2,210	539	1,672	637
Issuances	960	646	222	68	364	397	550	282	34	149	0
Interest accrual	1,599	642	670	106	128	94	539	85	21	62	32
Benefit payments	(3,050)	(1,375)	(1,248)	(202)	(456)	(483)	(823)	(277)	(62)	(103)	(45)
Foreign currency translation	(7,585)	(4,180)	(5,205)	(905)	0	0	0	0	0	0	0
Other	0	0	0	0	8	1	9	0	0	(2)	0
Ending balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in discount rate assumptions	7,089	(147)	(846)	(358)	(293)	(191)	(1,357)	(226)	(44)	(252)	(2)
Balance at December 31, 2022	54,766	27,419	31,954	5,582	3,098	2,445	11,489	2,074	488	1,526	622
Net liability for future policy benefits	35,468	10,705	24,469	4,326	564	810	7,003	854	277	802	512
Less: reinsurance recoverable	0	1,579	0	0	0	0	0	0	0	9	0
Net liability for future policy benefits after reinsurance recoverable	$35,468	$9,126	$24,469	$4,326	$564	$810	$7,003	$854	$277	$793	$512
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

Item 8. Financial Statements and Supplementary Data
The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type as of December 31.

2023
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.6%	2.1%	1.8%	3.9%	4.2%	4.6%	4.4%	4.3%	3.7%	5.4%
Weighted-average interest, current discount rate (1)	1.8%	2.3%	1.7%	2.1%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Weighted-average liability duration (years)	13.1	24.9	16.3	17.3	8.1	5.6	11.3	9.3	7.9	13.6	9.4
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

Item 8. Financial Statements and Supplementary Data
The following table presents a reconciliation of the disaggregated rollforwards above to the ending future policy benefits presented in the consolidated balance sheets as of December 31. The deferred profit liability for limited-payment contracts and the deferred reinsurance gain liability are presented together with the liability for future policy benefits in the consolidated balance sheets and have been included as reconciling items in the table below.

(In millions)	2023	2022
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$32,652	$35,468
Medical and other health	10,560	10,705
Life insurance	23,243	24,469
Other	4,090	4,326
Aflac U.S.
Accident	621	564
Disability	770	810
Critical care	7,216	7,003
Hospital indemnity	836	854
Dental/vision	272	277
Life insurance	911	802
Other	521	512
Corporate and other	4,225	686
Deferred profit liability	1,806	1,740
Deferred reinsurance gain liability	1,012	692
Intercompany eliminations (1)	(5,017)	(667)
Total	$83,718	$88,241
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 for additional details.

Discount rates are determined using upper-medium grade (low-credit-risk) fixed-income instrument yields that reflect the duration characteristics of the liability. Locked-in discount rates are determined separately for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low credit risk) fixed-income instrument forward curves in the calendar year, where the weights are the annualized premiums issued for each month of the cohort. The single discount rate for each issue-year cohort is determined by solving for a rate that produces an equivalent net premium ratio to the forward curve and will remain unchanged after the calendar year of issue.

Discount rates are updated each reporting period and require estimation techniques (e.g., interpolation, extrapolation) for determination of points on the curve for which there is limited or no observable market data. The Company constructs a current discount rate curve separately for discounting cash flows used to calculate each of the Japan and U.S. liabilities for future policy benefits, reflective of the characteristics of the corresponding insurance liabilities, such as currency and tenor.

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

For the discount rates applicable to tenors for which the Japan single-A debt market is not liquid but there is sufficient observable market data and/or the observable market data is available for similar instruments (between 10 and 30 years), the Company estimates tenor-specific single-A credit spreads and applies them to risk-free government rates. Lastly, for the tenors where there is limited or no observable single-A or similar market data or risk-free government rates (beyond 30 years), the discount curve is derived by extrapolation of risk-free rates beyond their last liquid point following the Smith-

Item 8. Financial Statements and Supplementary Data
Wilson method and grading of the estimated forward credit spread anchored by the ultimate forward rate. The ultimate forward rate is based on the economic value-based solvency regime, which is consistent with the International Association of Insurance Supervisors (IAIS) Insurance Capital Standards (ICS) (which is expected to be introduced in Japan in 2025), and is adjusted for credit and inflation components.

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $(460) million, $13.7 billion and $2.7 billion, respectively, in other comprehensive income (loss) net of tax due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the years ended December 31, 2023 and 2022.

Mortality rate assumptions are based on industry tables and adjusted for the Company's actual or expected experience where credible or appropriate. These assumptions typically vary by age, gender, and other demographic characteristics such as smoking status.

Morbidity assumptions are based on the Company's internal data and consider emerging experience. These assumptions are reflective of the coverage and benefits provided and generally vary by age, gender, duration, and any other material policyholder characteristics. In cases where a calendar-year trend is significant, future cash flow projections may include a trend adjustment.

In Japan, separate lapse assumptions are set based on actual or expected experience. These lapse and total termination rate assumptions vary by line of business and with policyholder characteristics such as duration. In the U.S., the majority of the future cash flows are modeled using total termination rates (which include both lapse and mortality) and are adjusted for actual experience. Policy provisions, such as reaching premium paid-up status, are taken into account when setting assumptions.

In 2023 and 2022, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs or methods used in measuring the liability for future policy benefits in 2023 and 2022.

In 2023, the Company's annual assumption review process resulted in favorable changes to its morbidity and termination assumptions, largely due to reflecting more recent favorable U.S. morbidity experience. In 2022, the Company's annual assumption review process resulted in favorable changes to its morbidity assumptions due to favorable claims experience, primarily.

Item 8. Financial Statements and Supplementary Data
The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type for the years ended December 31.

(In millions)	2023	2022	2021
Net earned premiums:
Aflac Japan
Cancer	$4,063	$4,716	$5,731
Medical and other health	2,631	2,917	3,570
Life insurance	1,532	1,769	2,282
Other	149	161	186
Aflac U.S.
Accident	1,288	1,317	1,366
Disability	1,256	1,179	1,170
Critical care	1,749	1,758	1,801
Hospital indemnity	725	725	733
Dental/vision	214	199	188
Life insurance	475	396	350
Other	45	38	42
Corporate and other	400	145	180
Reinsurance ceded	(404)	(419)	(504)
Total	$14,123	$14,901	$17,095

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the consolidated statements of earnings by reporting segment and disaggregated by product type for the years ended December 31.

(In millions)	2023	2022	2021
Interest expense:
Aflac Japan
Cancer	$1,061	$1,140	$1,428
Medical and other health	274	278	330
Life insurance	501	524	631
Other	80	84	102
Aflac U.S.
Accident	25	23	21
Disability	34	37	39
Critical care	345	346	343
Hospital indemnity	39	40	40
Dental/vision	13	12	13
Life insurance	37	35	33
Other	27	27	27
Total	$2,436	$2,546	$3,007

Item 8. Financial Statements and Supplementary Data
The following tables summarize the amount of undiscounted expected future gross premiums and expected future policy benefits and expenses and discounted (discounted at the current period discount rate) expected future gross premiums and expected future policy benefits and expenses by reporting segment and disaggregated by product type as of December 31. These tables are presented gross of internal and external ceded reinsurance. Future gross premiums represent the expected amount of future premiums to be received. For limited-payment policies, the premiums are collected over a shorter period than the policy term over which benefits are provided. As a result, once the policy reaches premium paid-up status, the future gross premiums can be significantly less than the future benefit payments. Further, benefits and expenses are generally greater in the later years of a policy. These are the primary factors that result in future gross premiums lower than future benefit and expense payments for certain lines of business of the Company.

	2023		2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan (1)
Cancer	$59,169	$66,427	$65,454	$73,009
Medical and other health	38,583	39,884	43,954	44,005
Life insurance	12,677	42,541	14,685	46,166
Other	1,781	7,448	2,012	8,175
Aflac U.S.
Accident	9,095	4,548	9,481	4,636
Disability	5,776	3,177	5,858	3,267
Critical care	19,886	20,626	21,069	22,113
Hospital indemnity	4,922	3,025	5,164	3,338
Dental/vision	1,162	726	1,208	759
Life insurance	2,719	3,260	2,375	2,787
Other	724	1,396	333	1,147
Total	$156,494	$193,058	$171,593	$209,402
(1) Prior-year amounts reflect the immaterial revision of amounts disclosed in the Company's Quarterly Reports on Form 10-Q for 2023 to correctly apply the yen/dollar exchange rate in effect for the period presented.

	2023		2022
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$48,363	$50,161	$53,278	$54,766
Medical and other health	30,757	25,257	34,693	27,419
Life insurance	11,240	29,731	12,951	31,954
Other	1,512	5,178	1,697	5,582
Aflac U.S.
Accident	6,369	3,109	6,510	3,098
Disability	4,488	2,422	4,468	2,445
Critical care	12,417	11,290	12,659	11,489
Hospital indemnity	3,419	1,943	3,483	2,074
Dental/vision	807	478	821	488
Life insurance	1,914	1,764	1,663	1,526
Other	467	798	228	622
Total	$121,753	$132,131	$132,451	$141,463

Item 8. Financial Statements and Supplementary Data

Loss expense as a result of net premium ratio capping for the years ended December 31, 2023, 2022 and 2021 was immaterial.

Other Policyholders' Funds

As of December 31, 2023 and December 31, 2022, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds for the years ended December 31.

(In millions)	2023	2022
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$6,423	$7,410
Premiums received	126	150
Transfers from WAYS conversions	229	214
Surrenders and withdrawals	(59)	(52)
Benefit payments	(419)	(367)
Interest credited	53	57
Foreign currency translation and other	(414)	(989)
Fixed annuities account balance, end of period	5,939	6,423
Other deposit type reserves	230	220
Total	$6,169	$6,643
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates as of December 31.

	2023			2022
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.3%	$5,939	$5,850	0.5% - 2.3%	$6,423	$6,326
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at December 31, 2023 and December 31, 2022.

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

In December 2023, the Company entered into a novation agreement under which Aflac Re assumed the duties, obligations and liabilities through reinsurance of business ALIJ previously ceded to an external reinsurer and recorded a pretax loss of $151 million.

Item 8. Financial Statements and Supplementary Data
In October 2023, ALIJ entered into a coinsurance transaction whereby it ceded 30% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. This transaction transferred approximately $1.9 billion of reserves associated with these policies. Approximately $1.7 billion of assets were transferred from ALIJ to Aflac Re as consideration for assuming the reinsurance risk. This internal reinsurance transaction with Aflac Re has no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

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

(In millions)	2023	2022	2021
Direct earned premiums	$14,318	$15,025	$17,305
Ceded to other companies:
Ceded Aflac Japan closed blocks	(313)	(343)	(431)
Other	(91)	(76)	(73)
Assumed from other companies:
Retrocession activities	126	144	180
Other	83	151	114
Net earned premiums	$14,123	$14,901	$17,095

Direct benefits and claims, excluding reserve remeasurement	$8,599	$9,171	$10,778
Reserve remeasurement (gains) losses	(394)	(196)	(149)
Total direct benefits and claims	8,205	8,975	10,629
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(283)	(308)	(381)
Reserve remeasurement (gains) losses	11	(19)	2
Eliminations	200	18	27
Other	(64)	(32)	(44)
Assumed from other companies:
Retrocession activities	118	146	165
Eliminations	(196)	(24)	(31)
Other	220	131	109
Total benefits and claims, net	$8,211	$8,887	$10,476
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $175 million and $692 million as of December 31, 2023 and 2022, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

Item 8. Financial Statements and Supplementary Data
The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $183 million and $912 million as of December 31, 2023 and 2022, respectively. The allowance for credit losses related to the Company's reinsurance recoverable balance was $10 million and $8 million as of December 31, 2023 and 2022, respectively. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of December 31, 2023, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The decrease in the deferred reinsurance gain liability and reinsurance recoverable balances as of December 31, 2023 is due to the novation transaction described above.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion. The Company elected not to renew the agreement beyond 2023, and it expired on December 31, 2023.

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

Item 8. Financial Statements and Supplementary Data
9.     NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2023	2022
1.125% senior sustainability notes due March 2026	$398	$397
2.875% senior notes due October 2026	299	298
3.60% senior notes due April 2030	993	992
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	87	93
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	422	450
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	234	250
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	88	95
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	93	99
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	206	220
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	211	225
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	65	70
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	145	155
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	148	158
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	84	90
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	106	114
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	69	73
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	74	79
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	70	75
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	45	49
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	62	66
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	44	47
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	70	75
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	419	448
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	211	226
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	140	149
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	84	90
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	210	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.35% in 2023 and .33% in 2022, principal amount ¥11.7 billion)	82	88
Variable interest rate loan due August 2029 (.45% in 2023 and .43% in 2022, principal amount ¥25.3 billion)	178	190
Variable interest rate loan due August 2032 (.60% in 2023 and .58% in 2022, principal amount ¥70.0 billion)	492	524
Finance lease obligations payable through 2030	6	8
Operating lease obligations payable through 2049	118	139
Total notes payable and lease obligations	$7,364	$7,442
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

Item 8. Financial Statements and Supplementary Data
In December 2023, ALIJ issued ¥30.0 billion (par value) of subordinated bonds that will mature in December 2053. The bonds bear interest at an initial rate of 1.958% per annum until December 5, 2028. Thereafter, the rate of interest of the bonds will be reset every five years to a rate of interest equal to the then-current five-year JGB rate plus (i) 1.650% per annum on and after the day immediately following December 5, 2028 to December 5, 2033, and (ii) 2.650% per annum on and after the day immediately following December 5, 2033 to December 5, 2053. The bonds are redeemable, in whole but not in part, (i) at any time upon the occurrence of certain regulatory or tax events, as specified in the indenture governing the terms of the bonds or (ii) on each interest rate reset date on or after December 5, 2028.

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

Item 8. Financial Statements and Supplementary Data
In October 2017, the Parent Company issued ¥60.0 billion of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of interest of the debentures will be reset every five years to a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and will mature in October 2047. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) on or after October 23, 2027, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2023, are as follows:

(In millions)	Total Notes Payable
2024	$0
2025	87
2026	700
2027	506
2028	0
Thereafter	6,000
Total	$7,293

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $190 million, $217 million and $225 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating lease costs, included in insurance expenses in the consolidated statements of earnings, were $49 million, $52 million and $58 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating cash outflows for operating leases were $48 million, $49 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data
A summary of the Company's lines of credit as of December 31, 2023 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 6, 2024	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo Interbank Market Rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's USD short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	December 2, 2024	$250 million	$75 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2024	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2024	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2024	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2024	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2024	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than April 9, 2024	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2024	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Item 8. Financial Statements and Supplementary Data

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	March 21, 2024	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 22, 2024	None	General corporate purposes
Hatch Healthcare K.K.(1),(2)	uncommitted revolving	364 days	January 3, 2024	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac Digital Services Co., Ltd.(1),(2)	uncommitted revolving	364 days	January 3, 2024	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 4, 2024	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 16, 2024	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than July 17, 2024	None	General corporate purposes
Aflac Incorporated(1),(2)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
Aflac Re(1),(2)	uncommitted revolving	364 days	January 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen denominated borrowings	No later than January 3, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in January 2024 with an expiration date of January 2, 2025

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2023. No events of default or defaults occurred during 2023 and 2022.

Item 8. Financial Statements and Supplementary Data
10.     INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2023:
Current	$1,275	$388	$1,663
Deferred	(160)	(900)	(1,060)
Total income tax expense	$1,115	$(512)	$603
2022:
Current	$913	$268	$1,181
Deferred	200	(930)	(730)
Total income tax expense	$1,113	$(662)	$451
2021:
Current	$884	$211	$1,095
Deferred	251	(369)	(118)
Total income tax expense	$1,135	$(158)	$977
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The Japan income tax rate for the fiscal years 2023, 2022 and 2021 was 28.0%.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change the functional currency of the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST are no longer recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The release of the deferred tax liability resulted in the Company recognizing an income tax benefit of $174 million in 2023 and $452 million in 2022.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into U.S. law, which among other things imposed a 1% excise tax on the Company’s repurchases of its common stock. Effective January 1, 2023, charges associated with the excise tax are recognized in equity consistent with other costs related to treasury stock.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2023	2022	2021
Income taxes based on U.S. statutory rates	$1,105	$1,023	$1,094
DST functional currency change	(174)	(452)	0
Solar and historic tax credits, net of amortization	(348)	(83)	(115)
Other, net	20	(37)	(2)
Income tax expense	$603	$451	$977
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Item 8. Financial Statements and Supplementary Data
Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2023	2022	2021
Statements of earnings	$603	$451	$977
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	140	547	15
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	520	(2,657)	(194)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(35)	(95)	(7)
Unrealized gains (losses) on derivatives during period	1	1	1
Effect of changes in discount rate assumptions during period	(122)	3,650	728
Pension liability adjustment during period	7	35	30
Total income tax expense (benefit) related to items of other comprehensive income (loss)	511	1,481	573
Total income taxes	$1,114	$1,932	$1,550
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2023	2022
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,883	$3,056
Unrealized gains and other basis differences on investments	988	0
Foreign currency gain on Aflac Japan	2	147
Premiums receivable	85	59
Policy benefit reserves	110	1,137
Total deferred income tax liabilities	4,068	4,399
Deferred income tax assets:
Unfunded retirement benefits	5	7
Other accrued expenses	28	27
Policy and contract claims	572	671
Foreign currency loss on Aflac Japan	0	0
Deferred compensation	45	65
Depreciation	265	248
Anticipatory foreign tax credit	2,210	1,992
Deferred foreign tax credit	1,077	822
Other basis differences in investments	0	85
Other	135	106
Total deferred income tax assets	4,337	4,023
Net deferred income tax liability	(269)	376
Current income tax (asset) liability	423	322
Total income tax liability	$154	$698
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. The Company has determined no valuation allowance against its anticipatory foreign tax credits is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan

Item 8. Financial Statements and Supplementary Data
deferred tax liabilities in the future. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2024 due to Japan's current tax year not closing until March 31, 2024. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that, notwithstanding the items noted above, it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2023, there were non-life operating loss carryforwards of $109 million available to offset against future taxable income, all of which do not expire. The Company has no capital loss carryforwards available to offset capital gains. The Company has no foreign tax credit carryforwards as of December 31, 2023 .

The Company files federal income tax returns in the U.S. and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2016 are no longer subject to examination. Japan corporate income tax returns for years before the tax year ended March 2022 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2023	2022
Balance, beginning of year	$5	$5
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	(4)	0
Balance, end of year	$1	$5

Included in the balance of the liability for unrecognized tax benefits at December 31, 2023 and 2022, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $1 million as of December 31, 2023, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized an immaterial amount of interest and penalties in both 2023 and 2022, compared with approximately $1 million in 2021. The Company accrued an immaterial amount for the payment of interest and penalties as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Item 8. Financial Statements and Supplementary Data
11.    SHAREHOLDERS' EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2023	2022	2021
Common stock - issued:
Balance, beginning of period	1,354,079	1,352,739	1,351,018
Exercise of stock options and issuance of restricted shares	1,319	1,340	1,721
Balance, end of period	1,355,398	1,354,079	1,352,739
Treasury stock:
Balance, beginning of period	738,823	700,607	658,564
Purchases of treasury stock:
Share repurchase program	38,896	39,187	43,327
Other	364	370	437
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(897)	(1,009)	(1,216)
Exercise of stock options	(88)	(117)	(275)
Other	(179)	(215)	(230)
Balance, end of period	776,919	738,823	700,607
Shares outstanding, end of period	578,479	615,256	652,132

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS at December 31:

(In thousands)	2023	2022	2021
Anti-dilutive share-based awards	51	118	0

The weighted-average shares used in calculating EPS for the years ended December 31 were as follows:

(In thousands of shares)	2023	2022	2021
Weighted-average outstanding shares used for calculating basic EPS	596,173	634,816	673,617
Dilutive effect of share-based awards	2,572	2,839	3,112
Weighted-average outstanding shares used for calculating diluted EPS	598,745	637,655	676,729

Share Repurchase Program: During 2023, the Company repurchased 38.9 million shares of its common stock in the open market for $2.8 billion. The Company repurchased 39.2 million shares for $2.4 billion in 2022 and 43.3 million shares for $2.3 billion in 2021. In November 2022, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2023, a remaining balance of 77.7 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

Item 8. Financial Statements and Supplementary Data
Reclassifications from Accumulated Other Comprehensive Income
The tables below are reconciliations of accumulated other comprehensive income by component for the years ended December 31.

Changes in Accumulated Other Comprehensive Income

2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(505)	1,972	1	(460)	28	1,036
Amounts reclassified from accumulated other comprehensive income (loss)	0	(131)	4	0	0	(127)
Net current-period other comprehensive income (loss)	(505)	1,841	5	(460)	28	909
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(1,985)	$9,602	$(30)	$(15,832)	$(166)	$(8,411)
Other comprehensive income (loss) before reclassification	(1,579)	(9,946)	(1)	13,732	111	2,317
Amounts reclassified from accumulated other comprehensive income (loss)	0	(358)	4	0	19	(335)
Net current-period other comprehensive income (loss)	(1,579)	(10,304)	3	13,732	130	1,982
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

Item 8. Financial Statements and Supplementary Data

2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$0	$(284)	$8,934
Cumulative effect of change in accounting principle - ASU 2018-12	0	0	0	(18,570)	0	(18,570)
Balance at January 1, 2021	$(1,109)	$10,361	$(34)	$(18,570)	$(284)	$(9,636)
Other comprehensive income (loss) before reclassification	(876)	(735)	(1)	2,738	90	1,216
Amounts reclassified from accumulated other comprehensive income (loss)	0	(24)	5	0	28	9
Net current-period other comprehensive income (loss)	(876)	(759)	4	2,738	118	1,225
Balance at December 31, 2021	$(1,985)	$9,602	$(30)	$(15,832)	$(166)	$(8,411)
All amounts in the table above are net of tax.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$166	Net investment gains (losses)
	(35)	Tax (expense) or benefit(1)
	$131	Net of tax
Unrealized gains (losses) on derivatives	$(4)	Net investment gains (losses)
	(1)	Net investment income
	(5)	Total before tax
	1	Tax (expense) or benefit(1)
	$(4)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$127	Net of tax
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

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
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

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
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 14 for additional details).
12.     SHARE-BASED COMPENSATION
As of December 31, 2023, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

Item 8. Financial Statements and Supplementary Data
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
The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2023, approximately 34.8 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2023, the only performance-based awards issued and outstanding were restricted stock awards and units.

Stock options and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock awards and stock options generally vest on a ratable basis over three years. The Compensation Committee of the board of directors has the discretion to determine vesting schedules.

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

The following table presents the impact of the expense recognized in connection with share-based awards for the years ended December 31.

(In millions, except for per-share amounts)	2023	2022	2021
Impact on earnings from continuing operations	$79	$69	$65
Impact on earnings before income taxes	79	69	65
Impact on net earnings	62	55	51
Impact on net earnings per share:
Basic	$.10	$.09	$.08
Diluted	.10	.09	.08

Item 8. Financial Statements and Supplementary Data
Stock Options

The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2020	3,045	$30.25
Granted in 2021	0	0.00
Canceled in 2021	(4)	16.93
Exercised in 2021	(896)	28.45
Outstanding at December 31, 2021	2,145	31.02
Granted in 2022	0	0.00
Canceled in 2022	(8)	32.43
Exercised in 2022	(560)	28.11
Outstanding at December 31, 2022	1,577	32.05
Granted in 2023	0	0.00
Canceled in 2023	0	24.75
Exercised in 2023	(526)	30.35
Outstanding at December 31, 2023	1,051	$32.90

(In thousands of shares)	2023	2022	2021
Shares exercisable, end of year	1,051	1,577	2,145

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. There were no options granted in 2023, 2022 or 2021. The following table presents the assumptions used in valuing options granted, if applicable, during the years ended December 31.

	2023	2022	2021
Expected term (years)	8.0	7.8	7.9
Expected volatility	26.7%	25.8%	25.6%
Annual forfeiture rate	4.2	4.0	3.8
Risk-free interest rate	3.0	1.6	1.0
Dividend yield	2.3	2.7	3.0

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$0.00	-	$24.75	0	0.0	$0.00	0	$0.00
24.75	-	28.97	217	2.1	28.96	217	28.96
28.97	-	31.21	368	1.0	30.57	368	30.57
31.21	-	36.21	317	2.8	34.68	317	34.68
36.21	-	44.59	149	3.8	40.57	149	40.57
$0.00	-	$44.59	1,051	2.2	$32.90	1,051	$32.90

Item 8. Financial Statements and Supplementary Data

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $82.50 as of December 31, 2023, for those awards that have an exercise price currently below the closing price. As of December 31, 2023, the aggregate intrinsic value of stock options outstanding was $52 million, with a weighted-average remaining term of 2.2 years. The total number of in-the-money stock options exercisable as of December 31, 2023, was 1.1 million shares. The aggregate intrinsic value of stock options exercisable at that same date was $52 million, with a weighted-average remaining term of 2.2 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2023	2022	2021
Total intrinsic value of options exercised	$22	$20	$21
Cash received from options exercised	16	16	26
Tax benefit realized as a result of options exercised and restricted stock releases	20	18	17

Performance-Based Restricted Stock Awards and Units

Under the Plan, the Company grants selected executive officers performance-based restricted stock awards (PBRS) each February whose vesting is contingent upon meeting various performance goals. PBRS are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In February 2023, the Company granted 354 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% percent of the initial number of PBRS issued, with the potential for no award if company performance goals are not achieved during the three-year period. PBRS subject to accelerated vesting at the date of retirement eligibility are recognized over the implicit service period.

The Company also granted selected executive officers performance-based restricted stock units (PSUs) throughout the year whose vesting is contingent upon meeting various performance goals. PSUs are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In 2023, the Company granted 105 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 200% percent of the initial number of PSUs issued, with the potential for no award if the Company determined metrics are not achieved during the three-year period. PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2023 follows:

(In millions)	2023
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	32.3%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	4.1%

Item 8. Financial Statements and Supplementary Data
Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2020	2,580	$48.57
Granted in 2021	1,496	47.87
Canceled in 2021	(148)	49.00
Vested in 2021	(1,371)	45.80
Restricted stock at December 31, 2021	2,557	49.38
Granted in 2022	1,119	66.72
Canceled in 2022	(96)	54.59
Vested in 2022	(1,166)	49.64
Restricted stock at December 31, 2022	2,414	56.21
Granted in 2023	1,171	70.74
Canceled in 2023	(112)	60.62
Vested in 2023	(1,165)	52.77
Restricted stock at December 31, 2023	2,308	$62.96

As of December 31, 2023, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $31 million, of which $13 million (2.0 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

13.     STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premiums are recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $8.1 billion at December 31, 2023, compared with $6.7 billion at December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data
Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual have been adopted by both the state of Nebraska and the state of New York as a component of those prescribed or permitted practices. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Additionally, the Director of the NDOI and the Superintendent of the NYSDFS each have the right to permit other specific practices which deviate from prescribed practices. Aflac, CAIC, TOIC and Aflac New York had no permitted practices as of December 31, 2023, and 2022.

The table below represents statutory capital and surplus based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2023	2022
Aflac	$2,881	$3,097
CAIC	398	360
TOIC	51	60
Aflac New York	323	339

As of December 31, 2023, the capital and surplus for each of the Company's U.S. life insurance subsidiaries exceeded the required company action level capital and surplus.

The table below represents net income (loss) based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2023	2022	2021
Aflac	$1,106	$1,134	$1,146
CAIC	(121)	(69)	(30)
TOIC	(27)	(35)	(27)
Aflac New York	54	67	83

Aflac Re is licensed by the BMA as a long-term insurer and is subject to the Bermuda Insurance Act of 1978 (Bermuda Insurance Act). Aflac Re is required to file an annual return for its Bermuda Solvency Capital Requirement (BSCR) which utilizes an Economic Balance Sheet (EBS) framework to determine Aflac Re’s Enhanced Capital Requirement (ECR). Aflac Re is also subject to a Minimum Margin of Solvency (MMS) related to its statutory financial statements. The MMS is equal to the greater of $500,000, 1.5% of the total statutory assets, or 25% of ECR.

Under the EBS framework, Aflac Re is required to value assets equal to U.S. GAAP fair values, and insurance reserves are valued using technical provisions which consist of a best estimate liability plus a risk margin. The best estimate liability can be calculated by applying the standard approach or, with regulatory approval, the scenario-based approach. The standard approach uses discount rates for insurance reserves as prescribed by the BMA. The scenario-based approach uses a discount rate based on the yield of eligible assets owned by the insurer as determined using a series of prescribed stress scenarios. At December 31, 2023 and 2022, Aflac Re was in compliance with the ECR and MMS requirements. Statutory capital and surplus of Aflac Re, based on Bermuda statutory accounting practices, was $439 million at December 31, 2023, compared with $195 million at December 31, 2022.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of the Company's insurance subsidiaries. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiaries may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. The Company's U.S. life insurance entities must maintain adequate risk-based capital (RBC) for U.S. regulatory authorities, Aflac Japan must maintain adequate solvency margins for Japanese regulatory authorities, and Aflac Re must maintain minimum capital requirements for Bermuda regulatory authorities.

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and

Item 8. Financial Statements and Supplementary Data
surplus as of the previous year-end. In 2023, Aflac declared dividends of $894 million, compared with $594 million in 2022. Dividends declared by Aflac during 2024 in excess of $1.1 billion would require such approval. CAIC and TOIC did not declare dividends during 2023. From time to time, Aflac New York pays dividends to Aflac, the parent company of Aflac New York. Aflac New York may not pay dividends to Aflac without the prior approval of the NYSDFS. Aflac New York declared dividends of $67 million in 2023 and $83 million in 2022, which were authorized by the NYSDFS.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2023	2022	2021	2023	2022	2021
Profit remittances	$2,623	$2,412	$2,138	¥374.7	¥324.2	¥236.7

Under the Bermuda Insurance Act, Aflac Re is prohibited from paying dividends in an amount that exceeds 25% of the prior year's statutory capital and surplus without an affidavit stating that Aflac Re will continue to meet its solvency margin. Further, Aflac Re may not reduce its total statutory capital by 15% or more without prior regulatory approval. Additionally, Aflac Re is not permitted to pay any dividends that would cause Aflac Re to fail to meet its minimum capital requirements. In 2023, Aflac Re did not pay any dividends.

14.     BENEFIT PLANS

Pension and Other Postretirement Plans
The Company has funded defined benefit plans in Japan and the U.S., however the U.S. plan was frozen to new participants effective October 1, 2013. In June 2023, the Company amended the U.S. defined benefit plan to freeze future benefits under the plan for all participants effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of $49 million in 2023. U.S. employees who are not participants in the defined benefit plan currently receive a nonelective 401(k) employer contribution. Effective January 1, 2024, the nonelective 401(k) employer contribution was extended to U.S. employees who were participants in the defined benefit plan prior to the freeze of future benefits on January 1, 2024.

The Company also maintains non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees, however the Company's Supplemental Executive Retirement Plan was frozen to new participants effective January 1, 2015. In June 2023, the Company amended the Supplemental Executive Retirement Plan and the Retirement Plan for Senior Officers to freeze future benefits under these plans for all participants effective January 1, 2024.

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

Item 8. Financial Statements and Supplementary Data

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Projected benefit obligation:
Benefit obligation, beginning of year	$327	$432	$843	$1,186	$32	$36
Service cost	14	19	7	26	0	0
Interest cost	9	5	41	34	1	1
Actuarial (gain) loss	7	(61)	37	(374)	(4)	0
Benefits and expenses paid	(13)	(13)	(58)	(29)	(4)	(5)
Curtailment (gain) loss	0	0	(106)	0	0	0
Effect of foreign exchange rate changes	(20)	(55)	0	0	0	0
Benefit obligation, end of year	324	327	764	843	25	32

Plan assets:
Fair value of plan assets, beginning of year	335	415	659	885	0	0
Actual return on plan assets	17	(46)	39	(205)	0	0
Employer contributions	27	34	8	8	4	5
Benefits and expenses paid	(13)	(13)	(58)	(29)	(4)	(5)
Effect of foreign exchange rate changes	(22)	(55)	0	0	0	0
Fair value of plan assets, end of year	344	335	648	659	0	0
Funded status of the plans(1)	$20	$8	$(116)	$(184)	$(25)	$(32)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$30	$35	$(13)	$10	$2	$8
Prior service (credit) cost	0	0	(2)	(2)	0	0
Total included in accumulated other comprehensive income	$30	$35	$(15)	$8	$2	$8
Accumulated benefit obligation	$213	$215	$764	$741	N/A	N/A
(1) Underfunded amounts are recognized in other liabilities in the consolidated balance sheets and overfunded amounts are recognized in other assets in the consolidated balance sheets

Item 8. Financial Statements and Supplementary Data
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2023	2022	2023	2022
Accumulated benefit obligation	$213	$215	$764	$741
Fair value of plan assets	344	335	648	659
Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2023	2022	2023	2022
Projected benefit obligation	$324	$327	$764	$843
Fair value of plan assets	344	335	648	659
(1) The net amount of projected benefit obligation and plan assets for the overfunded Japan pension plan was $20 and $8 at December 31, 2023 and 2022, respectively, and was classified as other assets on the statement of financial position.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $116 and $184 at December 31, 2023 and 2022, respectively, and was classified as liabilities on the statement of financial position.

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits							Other
	Japan			U.S.				Postretirement Benefits
	2023	2022	2021	2023		2022	2021	2023		2022		2021
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.95%	.94%	.75%	5.24%	(1)	2.94%	2.68%	5.28%		2.94%		2.68%
Discount rate - benefit obligations	1.84	1.95	.94	5.04		5.28	2.94	5.04		5.28		2.94
Expected long-term return on plan assets	2.00	2.00	2.00	4.75		5.50	5.75	N/A		N/A		N/A
Rate of compensation increase	N/A	N/A	N/A	4.00		4.00	4.00	N/A		N/A		N/A
Health care cost trend rates	N/A	N/A	N/A	N/A		N/A	N/A	6.80	(2)	6.50	(2)	5.80	(2)
(1) An interim valuation was required due to the U.S. pension plan curtailment. The rate shown is the rate used on the interim valuation date of June 12, 2023.
(2) For the years 2023, 2022 and 2021, the health care cost trend rates are expected to trend down to 3.7% in 50 years, 3.7% in 51 years, and 3.7% in 52 years, respectively.

The Company determines its discount rate assumption for its U.S. pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 14 years, and determination of the U.S. pension plan discount rate utilizes the 85-year extrapolated yield curve. In Japan, the discount rate assumption is determined using the yield curve equivalent approach, and participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation.

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

Item 8. Financial Statements and Supplementary Data
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $(39) million, $14 million and $25 million of other components of net periodic pension cost and postretirement costs (other than service costs) for the years ended December 31, 2023, 2022 and 2021, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$14	$19	$23	$7	$26	$28	$0	$0	$0
Interest cost	9	5	6	41	34	32	1	1	1
Expected return on plan assets	(7)	(8)	(8)	(34)	(42)	(41)	0	0	0
Amortization of net actuarial loss	0	1	2	(2)	21	30	2	2	3
Curtailment (gain) loss	0	0	0	(49)	0	0	0	0	0
Net periodic (benefit) cost	$16	$17	$23	$(37)	$39	$49	$3	$3	$4

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial loss (gain)	$(5)	$(14)	$(22)	$31	$(127)	$(90)	$(4)	$0	$(2)
Amortization of net actuarial loss	0	(1)	(2)	2	(21)	(30)	(2)	(2)	(3)
Amortization of prior service cost	0	0	1	0	0	0	0	0	0
Curtailment (gain) loss	0	0	0	(57)	0	0	0	0	0
Total	$(5)	$(15)	$(23)	$(24)	$(148)	$(120)	$(6)	$(2)	$(5)

No transition obligations arose during 2023.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2024	$10	$34	$4
2025	16	35	4
2026	12	37	4
2027	12	44	3
2028	13	44	2
2029-2033	74	234	4

Funding

The Company plans to make contributions of $27 million to the Japanese funded defined benefit plan in 2024. The Company does not plan to make any contributions to the U.S. funded defined benefit plan in 2024. The Company did not make a contribution to the U.S. funded defined benefit plan in 2023. The funding policy for the Company's non-qualified

Item 8. Financial Statements and Supplementary Data
supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2023 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	6%	0%
International equities	11	0
Fixed income securities	63	100
Other	20	0
Total	100%	100%

The following tables present the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31.

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$21	$0	$21
International equity securities	0	38	0	38
Fixed income securities:
Japanese bonds	0	22	0	22
International bonds	0	194	0	194
Insurance contracts	0	26	0	26
Alternative investments	0	0	16	16
Cash and cash equivalents	27	0	0	27
Total	$27	$301	$16	$344

Item 8. Financial Statements and Supplementary Data

	2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$20	$0	$20
International equity securities	0	57	0	57
Fixed income securities:
Japanese bonds	0	20	0	20
International bonds	0	210	0	210
Insurance contracts	0	28	0	28
Total	$0	$335	$0	$335

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2023	2022
U.S. pension plan assets:
Mutual funds:
Fixed income bond funds	648	$641
Cash and cash equivalents	0	18
Total	$648	$659

The fair values of the Company's pension plan investments categorized as Level 1, consisting of mutual funds, are based on quoted market prices for identical securities traded in active markets that are readily and regularly available to the Company. The fair values of the Company's pension plan investments classified as Level 2 are based on quoted prices for similar assets in markets that are not active, other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, or other market-corroborated inputs. The fair values of the Company's pension plan investments classified as Level 3 are based on certain inputs that are not observable in an active market including the difference between contract rates and market rates, the difference of interest spread on contract and interest spread on market and the appraisal value of collateralized real estate.

The following table presents the changes in fair value of Aflac Japan' pension plan assets that are classified as Level 3.

(In millions)	Alternative Investments
Balance at December 31, 2022	$0
Actual return on plan assets:
Relating to assets still held at the reporting date	0
Relating to assets sold during the period	0
Purchases, sales and settlements	16
Transfers in and/or out of Level 3	0
Balance at December 31, 2023	$16

401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2023, 2022, and 2021, provided matching contributions by the Company of 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. The Company also provides a nonelective contribution to the 401(k) plan of 4% of annual cash compensation for employees who opted out of the future benefits of the U.S. defined benefit plan and for new U.S. employees. Effective January 1, 2024, the nonelective 401(k) employer contribution was extended to U.S. employees who were participants in the defined benefit plan prior to the freeze of future benefits on January 1, 2024.

Item 8. Financial Statements and Supplementary Data

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $20 million in 2023 and $18 million in 2022 and $20 million in 2021. The plan trustee held approximately 2.1 million shares of the Company's common stock for plan participants at December 31, 2023.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $19 million in 2023 and $16 million in 2022 and $15 million in 2021.

15.     COMMITMENTS AND CONTINGENT LIABILITIES

The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. The first agreement has a remaining term of one year and an aggregate remaining cost of ¥10.5 billion ($74 million using the December 31, 2023 exchange rate). The second agreement provides for application maintenance and development services for Aflac Japan. The second agreement has a remaining term of one year and an aggregate remaining cost of ¥0.4 billion ($3 million using the December 31, 2023 exchange rate).

The Company has an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of five years with an aggregate remaining cost of ¥18.3 billion ($129 million using the December 31, 2023 exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for Aflac Japan. The first agreement has a remaining term of two years with an aggregate remaining cost of ¥3.3 billion ($24 million using the December 31, 2023, exchange rate). The second agreement has a remaining term of two years with an aggregate remaining cost of ¥4.6 billion ($32 million using the December 31, 2023 exchange rate).

The Company has an enterprise agreement with an information technology and data services company to license software for Aflac Japan. The agreement has a remaining term of one year with an aggregate remaining cost of ¥1.4 billion ($10 million using the December 31, 2023 exchange rate).

The Company has an outsourcing agreement with an information technology and software company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of two years with an aggregate remaining cost of ¥1.8 billion ($12 million using the December 31, 2023 exchange rate).

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

Guaranty fund assessments for the years ended December 31, 2023, 2022 and 2021 were immaterial.

Item 8. Financial Statements and Supplementary Data

16.     UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

In management's opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with the Company's annual audited financial statements.

(In millions, except for per-share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net premium income	$3,688	$3,573	$3,476	$3,385
Net investment income	943	999	1,004	865
Net investment gains (losses)	123	555	423	(511)
Other income (loss)	46	45	47	38
Total revenues	4,800	5,172	4,950	3,777
Total benefits and expenses	3,458	3,347	3,145	3,488
Earnings before income taxes	1,342	1,825	1,805	289
Total income tax	154	191	236	21
Net earnings	$1,188	$1,634	$1,569	$268
Net earnings per basic share	$1.94	$2.72	$2.65	$.46
Net earnings per diluted share	1.94	2.71	2.64	.46
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net premium income	$4,079	$3,764	$3,535	$3,523
Net investment income	903	937	920	896
Net investment gains (losses)	122	564	199	(521)
Other income (loss)	69	50	50	50
Total revenues	5,173	5,315	4,704	3,948
Total benefits and expenses	3,879	3,607	3,375	3,410
Earnings before income taxes	1,294	1,708	1,329	538
Total income tax	247	314	(452)	342
Net earnings	$1,047	$1,394	$1,781	$196
Net earnings per basic share	$1.61	$2.18	$2.83	$.32
Net earnings per diluted share	1.60	2.17	2.82	.31
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
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2023 and 2022.

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

Internal Control Over Financial Reporting

(a) Management's Annual Report on Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8. of this report.
(b) Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting Firm on the Company's internal control over financial reporting is incorporated herein by reference from Part II, Item 8. of this report.
(c) Changes in Internal Control Over Financial Reporting

During 2023, the Company executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for targeted improvements to the accounting for long-duration contracts, which the Company adopted on January 1, 2023 using a modified retrospective method. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the fourth quarter of 2023, the following directors or executive officers adopted or terminated a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

•On November 2, 2023, Charles D. Lake II, Chairman and Representative Director of Aflac Japan and President of Aflac International, adopted a trading plan that provides for the sale of 56% of performance-based restricted stock shares to be released upon approval of the Company's board of directors and will terminate no later than May 10, 2024. The estimated number of gross shares of Aflac Incorporated common stock to be acquired is 28,682; however, the actual number of shares may vary based on achievement of designated performance metrics.

•On November 3, 2023, Joseph L. Moskowitz, a member of the Company's board of directors, adopted a trading plan that provides for the sale of 2,400 shares of Aflac Incorporated common stock and will terminate no later than November 11, 2024.

•On November 7, 2023, Masatoshi Koide, President and Representative Director of Aflac Japan, adopted a trading plan that provides for the sale of 50% of performance-based restricted stock shares to be released upon approval of the Company's board of directors and will terminate no later than May 10, 2024. The estimated number of gross shares of Aflac Incorporated common stock to be acquired is 30,338; however, the actual number of shares may vary based on achievement of designated performance metrics.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 21, 2024, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10. and 11. respectively.

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
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2023 Summary Compensation Table; 2023 Grants of Plan-Based Awards; 2023 Outstanding Equity Awards at Fiscal Year-End; 2023 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change in Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Beneficial Ownership of the Company's Securities; Security Ownership of Directors; Proposal 1 Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Proposal 3 Ratification of Auditors; and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8. of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		82
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2023		86
		Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2023		87
		Consolidated Balance Sheets as of December 31, 2023 and 2022		88
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2023		89
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023		91
		Notes to the Consolidated Financial Statements		92

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2023 and 2022, and for each of the years in the three-year period ended December 31, 2023	196
		Schedule III -	Supplementary Insurance Information as of December 31, 2023 and 2022, and for each of the years in the three-year period ended December 31, 2023	202
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2023	203

	3.	EXHIBIT INDEX

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference from 2019 Form 10-K, Exhibit 4.1.
	4.2	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.
	4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.
	4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.
	4.5	-	Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.
	4.6	-	Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.
	4.7	-	Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.
	4.8	-	Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.
	4.9	-	Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.
	4.10	-	Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.
	4.11	-	Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.
	4.12	-	Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.
	4.13	-	Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.
	4.14	-	Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.
	4.15	-	Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.
	4.16	-	Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.

4.17	-	Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.
4.18	-	Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.
4.19	-	Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.
4.20	-	Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.600% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.
4.21	-	Twenty-Eighth Supplemental Indenture, dated as of March 8, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.125% Senior Sustainability Note due 2026) – incorporated by reference from Form 8-K dated March 8, 2021, Exhibit 4.1.
4.22	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1.
4.23	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2.
4.24	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3.
4.25	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4.
4.26	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5.
4.27	-	Thirty-Fourth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.075% Senior Note due 2029) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.1.
4.28	-	Thirty-Fifth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.320% Senior Note due 2032) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.2.
4.29	-	Thirty-Sixth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.594% Senior Note due 2037) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.3.
4.30	-	Thirty-Seventh Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.144% Senior Note due 2052) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.4.
4.31	-	Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.
4.32	-	Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.

10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Fourth Amendment to the American Family Corporation Retirement Plan for Senior Officers – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.2.
10.5*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.
10.6*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.7*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.8*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.1.
10.9*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.11.
10.10*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for June 30, 2020, Exhibit 10.1.
10.11*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.1.
10.12*	-	Aflac Incorporated 2018 Management Incentive Plan – incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.13*	-	Aflac Incorporated 2023 Management Incentive Plan – incorporated by reference from Form 8-K dated February 10, 2023, Exhibit 10.1.
10.14*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of February 1, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.1.
10.15*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.16*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.
10.17*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.
10.18*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.
10.19*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.
10.20*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.21*	-	First Amendment to the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.2.
10.22*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.
10.23*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.
10.24*	-	U.S. Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.1.
10.25*	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.2.

10.26*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.
10.27*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.28*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan – incorporated by reference from 2019 Form 10-K, Exhibit 10.43.
10.29*	-	Aflac Incorporated Executive Officer Severance Plan – incorporated by reference from Form 10-Q for March 31, 2023, Exhibit 10.2.
10.30*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.31*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1.
10.32*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017 – incorporated by reference from 2017 Form 10-K, Exhibit 10.42.
10.33*	-	Aflac Incorporated Letter of Agreement with Eric M. Kirsch, dated October 21, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.29.
10.34*	-	Aflac Incorporated Consulting Agreement with Eric M. Kirsch, dated October 21, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.30.
10.35*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1.
10.36*	-	Amendment to Aflac Incorporated Employment Agreement with Frederick J. Crawford, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.2.
10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Frederick J. Crawford, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.33.
10.38*	-	International Assignment Letter with Frederick J. Crawford, dated December 19, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.34.
10.39*	-	Employment Letter of Agreement with Frederick J. Crawford, dated October 30, 2023.
10.40*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.41*	-	Amendment to Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.34.
10.42*	-	Aflac Incorporated Employment Agreement with Max K. Brodén, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.3.
10.43*	-	Amendment to Aflac Incorporated Employment Agreement with Max K. Brodén, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.37.
10.44	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.2.
10.45**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.3.
10.46	-	Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December 19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.
10.47	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.
10.48	-	Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.
21	-	Subsidiaries.
23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, 333-202781, and 333-245702 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-273722 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-271561 with respect to the resale of Aflac Incorporated common stock by J&A Alliance Holdings Corporation in its capacity as the trustee of J&A Alliance Trust.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-259379 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 22, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 22, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 22, 2024, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97*	-	Aflac Incorporated Policy on Recoupment of Incentive Compensation
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(c)	FINANCIAL STATEMENT SCHEDULES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2023	2022	2021
Revenues:
Management and service fees from subsidiaries(1)	$151	$136	$130
Net investment income	(174)	3	(93)
Interest from subsidiaries(1)	1	2	2
Net investment gains (losses)	301	(228)	206
Total revenues	279	(87)	245
Operating expenses:
Interest expense	187	215	222
Other operating expenses(2)	295	275	300
Total operating expenses	482	490	522
Earnings before income taxes and equity in earnings of subsidiaries	(203)	(577)	(277)
Income tax expense (benefit)	(444)	(208)	(144)
Earnings before equity in earnings of subsidiaries	241	(369)	(133)
Equity in earnings of subsidiaries(1)	4,418	4,787	4,364
Net earnings	$4,659	$4,418	$4,231
(1)Eliminated in consolidation
(2)Includes expense of $48 in 2021 for the early extinguishment of debt
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2023	2022	2021
Net earnings	$4,659	$4,418	$4,231
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(366)	(1,034)	(861)
Unrealized gains (losses) on fixed maturity securities during period	2,327	(13,056)	(960)
Unrealized gains (losses) on derivatives during period	6	4	5
Effect of changes in discount rate assumptions during period	(582)	17,384	3,466
Pension liability adjustment during period	35	165	148
Total other comprehensive income (loss) before income taxes	1,420	3,463	1,798
Income tax expense (benefit) related to items of other comprehensive income (loss)	511	1,481	573
Other comprehensive income (loss), net of income taxes	909	1,982	1,225
Total comprehensive income (loss)	$5,568	$6,400	$5,456
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2023	2022
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2023 and 2022, amortized cost $1,447 in 2023 and $1,649 in 2022)	$1,582	$1,744
Investments in subsidiaries(1)	24,508	22,972
Other investments	1,126	1,461
Cash and cash equivalents	1,007	1,143
Total investments and cash	28,223	27,320
Due from subsidiaries(1)	270	267
Income taxes receivable	251	0
Other assets	1,202	964
Total assets	$29,946	$28,551
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$329	$291
Notes payable	6,819	7,069
Other liabilities	813	1,051
Total liabilities	7,961	8,411
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2023 and 2022; issued 1,355,398 shares in 2023 and 1,354,079 shares in 2022	136	135
Additional paid-in capital	2,771	2,641
Retained earnings	47,993	44,367
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,069)	(3,564)
Unrealized gains (losses) on fixed maturity securities	1,139	(702)
Unrealized gains (losses) on derivatives	(22)	(27)
Effect of changes in discount rate assumptions	(2,560)	(2,100)
Pension liability adjustment	(8)	(36)
Treasury stock, at average cost	(23,395)	(20,574)
Total shareholders' equity	21,985	20,140
Total liabilities and shareholders' equity	$29,946	$28,551
(1)Eliminated in consolidation
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities:
Net earnings	$4,659	$4,418	$4,231
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(4,418)	(4,787)	(4,364)
Cash dividends received from subsidiaries	3,410	2,705	2,791
Other, net	(686)	18	408
Net cash provided (used) by operating activities	2,965	2,354	3,066
Cash flows from investing activities:
Fixed maturity securities sold	547	392	483
Fixed maturity securities purchased	(345)	(438)	(489)
Other investments sold (purchased)	(34)	(206)	(421)
Settlement of derivatives	693	718	135
Additional capitalization of subsidiaries(1)	(203)	(294)	(161)
Other, net	1	1	1
Net cash provided (used) by investing activities	659	173	(452)
Cash flows from financing activities:
Purchases of treasury stock	(2,801)	(2,401)	(2,301)
Proceeds from borrowings	0	1,277	1,153
Principal payments under debt obligations	0	(1,416)	(700)
Dividends paid to shareholders	(966)	(979)	(855)
Treasury stock reissued	17	17	26
Proceeds from exercise of stock options	13	12	17
Net change in amount due to/from subsidiaries(1)	(6)	16	43
Other, net	(17)	(7)	(26)
Net cash provided (used) by financing activities	(3,760)	(3,481)	(2,643)
Net change in cash and cash equivalents	(136)	(954)	(29)
Cash and cash equivalents, beginning of period	1,143	2,097	2,126
Cash and cash equivalents, end of period	$1,007	$1,143	$2,097
(1) Eliminated in consolidation
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries included in Part II, Item 8. of this report.
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2023	2022
1.125% senior sustainability notes due March 2026	$398	$397
2.875% senior notes due October 2026	299	298
3.60% senior notes due April 2030	993	992
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	87	93
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	422	450
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	234	250
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	88	95
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	93	99
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	206	220
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	211	225
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	65	70
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	145	155
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	148	158
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	84	90
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	106	114
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	69	73
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	74	79
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	70	75
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	45	49
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	62	66
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	44	47
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	70	75
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	419	448
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	140	149
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	84	90
Yen-denominated loans:
Variable interest rate loan due August 2027 (.35% in 2023 and .33% in 2022, principal amount ¥11.7 billion)	82	88
Variable interest rate loan due August 2029 (.45% in 2023 and .43% in 2022, principal amount ¥25.3 billion)	178	190
Variable interest rate loan due August 2032 (.60% in 2023 and .58% in 2022, principal amount ¥70.0 billion)	492	524
Total notes payable	$6,819	$7,069
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2023, are as follows:

(In millions)
2024	$0
2025	87
2026	700
2027	506
2028	0
Thereafter	5,577
Total	$6,870

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2023, the Parent Company's outstanding freestanding derivative contracts were swaps, foreign currency forwards and options. The swaps are associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain of the Parent Company's senior notes. The foreign currency forwards and options are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company also enters into foreign currency forward contracts with Aflac Re to economically manage the currency mismatch between Aflac Re's assets which are mostly denominated in U.S. dollars and its liabilities which are mostly denominated in yen. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2023	2022	2021
Interest paid	$184	$211	$213
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	37	37	32

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2023:
Aflac Japan	$5,559	$73,641	$1,358	$6,169
Aflac U.S.	3,573	11,492	107	0
All other	0	3,967	12	0
Intercompany eliminations	0	(5,121)	(26)	0
Total	$9,132	$83,979	$1,451	$6,169
2022:
Aflac Japan	$5,776	$77,733	$1,716	$6,639
Aflac U.S.	3,463	11,070	113	4
All other	0	306	(4)	0
Intercompany eliminations	0	(667)	0	0
Total	$9,239	$88,442	$1,825	$6,643
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Earned Premiums	Net Investment Income	Total Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2023:
Aflac Japan	$8,047	$3,033	$5,313	$326	$1,790	$8,571
Aflac U.S.	5,675	854	2,431	490	2,201	5,666
All other	400	(77)	467	0	421	0
Total	$14,123	$3,811	$8,211	$816	$4,412	$14,237
2022:
Aflac Japan	$9,186	$2,867	$6,191	$338	$2,080	$9,474
Aflac U.S.	5,570	759	2,555	455	2,117	5,469
All other	145	30	141	0	395	0
Total	$14,901	$3,656	$8,887	$792	$4,592	$14,943
2021:
Aflac Japan	$11,301	$3,139	$7,675	$393	$2,549	$11,600
Aflac U.S.	5,614	752	2,639	442	2,052	5,537
All other	180	(73)	161	0	434	0
Total	$17,095	$3,818	$10,476	$835	$5,035	$17,137
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2023 related to accounting for long-duration insurance contracts.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2023:
Life insurance in force	$163,601	$15,592	$28,716	$176,725	16%
Premiums:
Health insurance	$12,335	$352	$167	$12,150	1%
Life insurance	1,983	52	42	1,973	2
Total earned premiums	$14,318	$404	$209	$14,123	1%
2022:
Life insurance in force	$132,880	$11,755	$34,599	$155,724	22%
Premiums:
Health insurance	$12,900	$384	$235	$12,751	2%
Life insurance	2,125	35	60	2,150	3
Total earned premiums	$15,025	$419	$295	$14,901	2%
2021:
Life insurance in force	$134,577	$7,199	$22,568	$149,946	15%
Premiums:
Health insurance	$14,689	$475	$253	$14,467	2%
Life insurance	2,616	29	41	2,628	2
Total earned premiums	$17,305	$504	$294	$17,095	2%
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

Average Weekly Producer – The total number of writing agents who have produced greater than $0.00 during the production week - excluding any manual adjustments - divided by the number of weeks in the time period. The Company believes this metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

New Annualized Premium Sales – (sometimes referred to as new sales or sales) An operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represent annual premiums on policies and riders the Company sold and incremental increases from policy conversions that would be collected over a 12-month period assuming the policies remain in force for that entire period. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period. The Company believes that this metric is a key indicator of the Company's future source of earnings.

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

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 22, 2024
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 22, 2024
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Brodén	Executive Vice President,	February 22, 2024
(Max K. Brodén)	Chief Financial Officer

/s/ Robin L. Blackmon	Senior Vice President, Financial Services;	February 22, 2024
(Robin L. Blackmon)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 22, 2024
(W. Paul Bowers)

/s/ Arthur R. Collins	Director	February 22, 2024
(Arthur R. Collins)

/s/ Miwako Hosoda	Director	February 22, 2024
(Miwako Hosoda)

/s/ Thomas J. Kenny	Director	February 22, 2024
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 22, 2024
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 22, 2024
(Karole F. Lloyd)

/s/ Nobuchika Mori	Director	February 22, 2024
(Nobuchika Mori)

/s/ Joseph L. Moskowitz	Director	February 22, 2024
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 22, 2024
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 22, 2024
(Katherine T. Rohrer)