Form 10-Q
period 2024-03-31
AFLAC INC
filed 2024-05-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 568,222,447 shares of the issuer's common stock were outstanding as of April 24, 2024.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2024	2023
Revenues:
Net earned premiums, principally supplemental health insurance	$3,456	$3,688
Net investment income	1,000	943
Net investment gains (losses)	951	123
Other income (loss)	29	46
Total revenues	5,436	4,800
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,066	2,203
Reserve remeasurement (gains) losses	(56)	(53)
Total benefits and claims, net	2,010	2,150
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	215	205
Insurance commissions	255	280
Insurance and other expenses	739	775
Interest expense	47	48
Total acquisition and operating expenses	1,256	1,308
Total benefits and expenses	3,266	3,458
Earnings before income taxes	2,170	1,342
Income taxes	291	154
Net earnings	$1,879	$1,188
Net earnings per share:
Basic	$3.27	$1.94
Diluted	3.25	1.94
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	574,886	611,205
Diluted	577,482	613,950
Cash dividends per share	$.50	$.42
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2024	2023
Net earnings	$1,879	$1,188
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(501)	(43)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	103	2,578
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(168)	(57)
Unrealized gains (losses) on derivatives during period	(5)	1
Effect of changes in discount rate assumptions during period	1,348	(3,537)
Pension liability adjustment during period	2	9
Total other comprehensive income (loss) before income taxes	779	(1,049)
Income tax expense (benefit) related to items of other comprehensive income (loss)	361	(200)
Other comprehensive income (loss), net of income taxes	418	(849)
Total comprehensive income (loss)	$2,297	$339
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2024 and 2023, amortized cost $64,838 in 2024 and $67,807 in 2023)	$66,452	$69,578
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,756 in 2024 and $2,882 in 2023)	3,678	3,712
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2024 and $5 in 2023 (fair value $18,245 in 2024 and $19,657 in 2023)	16,689	17,819
Equity securities, at fair value	762	1,088
Commercial mortgage and other loans, net of allowance for credit losses of $232 in 2024 and $274 in 2023 (includes $9,947 in 2024 and $10,150 in 2023 of consolidated variable interest entities)	12,360	12,527
Other investments (includes $2,443 in 2024 and $2,381 in 2023 of consolidated variable interest entities)	6,677	4,530
Cash and cash equivalents	5,098	4,306
Total investments and cash	111,716	113,560
Receivables	1,038	848
Accrued investment income	693	731
Deferred policy acquisition costs	8,819	9,132
Property and equipment, at cost less accumulated depreciation	418	445
Other	2,058	2,008
Total assets	$124,742	$126,724
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$77,867	$83,718
Unpaid policy claims	344	261
Unearned premiums	1,322	1,451
Other policyholders’ funds	5,831	6,169
Total policy liabilities	85,364	91,599
Income taxes	777	154
Payables for return of cash collateral on loaned securities	3,366	1,503
Notes payable and lease obligations	7,912	7,364
Other	3,786	4,119
Total liabilities	101,205	104,739
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2024 and 2023; issued 1,356,480 shares in 2024 and 1,355,398 shares in 2023	136	136
Additional paid-in capital	2,806	2,771
Retained earnings	49,872	47,993
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,666)	(4,069)
Unrealized gains (losses) on fixed maturity securities	1,092	1,139
Unrealized gains (losses) on derivatives	(26)	(22)
Effect of changes in discount rate assumptions	(1,495)	(2,560)
Pension liability adjustment	(7)	(8)
Treasury stock, at average cost	(24,175)	(23,395)
Total shareholders’ equity	23,537	21,985
Total liabilities and shareholders’ equity	$124,742	$126,724
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
Net earnings	0	0	1,879	0	0	1,879
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(597)	0	(597)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(47)	0	(47)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(4)	0	(4)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,065	0	1,065
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	18	0	0	0	18
Purchases of treasury stock	0	0	0	0	(793)	(793)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2024	$136	$2,806	$49,872	$(5,102)	$(24,175)	$23,537

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$135	$2,641	$44,367	$(6,429)	$(20,574)	$20,140
Net earnings	0	0	1,188	0	0	1,188
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(54)	0	(54)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,991	0	1,991
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(2,794)	0	(2,794)
Pension liability adjustment during period, net of income taxes	0	0	0	7	0	7
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	3	0	0	0	3
Share-based compensation	0	14	0	0	0	14
Purchases of treasury stock	0	0	0	0	(732)	(732)
Treasury stock reissued	0	7	0	0	13	20
Balance at March 31, 2023	$135	$2,665	$45,555	$(7,278)	$(21,293)	$19,784
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2024	2023
Cash flows from operating activities:
Net earnings	$1,879	$1,188
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	32	(34)
Capitalization of deferred policy acquisition costs	(254)	(270)
Amortization of deferred policy acquisition costs	215	205
Increase in policy liabilities	(41)	9
Change in income tax liabilities	291	154
Net investment (gains) losses	(951)	(123)
Other, net	(322)	(239)
Net cash provided (used) by operating activities	849	890
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,286	949
Equity securities	267	126
Commercial mortgage and other loans	379	418
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,127)	(1,090)
Equity securities	(73)	(134)
Commercial mortgage and other loans	(251)	(315)
Other investments, net	(2,119)	(1,256)
Settlement of derivatives, net	(256)	(480)
Cash received (pledged or returned) as collateral, net	1,973	1,756
Other, net	148	(51)
Net cash provided (used) by investing activities	227	(77)
Cash flows from financing activities:
Purchases of treasury stock	(750)	(700)
Proceeds from borrowings	823	0
Dividends paid to shareholders	(278)	(248)
Change in investment-type contracts, net	(50)	(28)
Treasury stock reissued	6	2
Other, net	(7)	41
Net cash provided (used) by financing activities	(256)	(933)
Effect of exchange rate changes on cash and cash equivalents	(28)	(14)
Net change in cash and cash equivalents	792	(134)
Cash and cash equivalents, beginning of period	4,306	3,943
Cash and cash equivalents, end of period	$5,098	$3,809
Supplemental disclosures of cash flow information:
Income taxes paid	$0	$0
Interest paid	34	37
Noncash interest	13	11
Noncash real estate acquired in satisfaction of debt	35	0
Noncash financing activities:
Lease obligations	5	18
Treasury stock issued for:
Associate stock bonus	4	4
Shareholder dividend reinvestment	10	9
Share-based compensation grants	6	5
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data - Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in Japan and the United States (U.S.). The Company's insurance business is marketed and administered through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan and through American Family Life Assurance Company of Columbus (Aflac), American Family Life Assurance Company of New York (Aflac New York), Continental American Insurance Company (CAIC), Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS) in the U.S. The Company’s operations consist of two reportable business segments: Aflac Japan, which includes ALIJ, and Aflac U.S., which includes Aflac, Aflac New York, CAIC, TOIC and ABS. Aflac New York is a wholly owned subsidiary of Aflac. Most of the Aflac U.S. policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by ABS, and certain group life insurance products, Aflac U.S. markets and administers group products through CAIC, branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through TOIC. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re Bermuda Ltd. (Aflac Re), and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2024 and 2023. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

For the three-month period ended March 31, 2023, immaterial reclassifications were made to the consolidated statement of cash flows related to investments in limited partnerships and the impact of foreign currency on policy liabilities. The impact of the reclassification related to investments in limited partnerships resulted in an increase to net cash flows provided by operating activities of $182 million with a corresponding decrease to net cash flows provided by investing activities. There was no impact to net cash flows provided by operating activities as a result of the reclassification related to the impact of foreign currency on policy liabilities between the increase in policy liabilities and other, net line items within operating activities.

New Accounting Pronouncements

Accounting Pronouncements Pending Adoption

Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments that require enhanced income tax disclosures including (1) disclosure of specific categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance has no impact on the Company’s financial position or results of operations. The Company is evaluating the impact of adoption on its disclosures.

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

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance has no impact on the Company’s financial position or results of operations. The Company is evaluating the impact of adoption on its disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

2.    BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re, and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other. The Company does not allocate corporate overhead expenses to business segments.

Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings.
•Pretax adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that are outside management’s control because they tend to be driven by general economic conditions and events or are related to infrequent activities not directly associated with insurance operations. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings.
◦Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest income/expense from derivatives associated with certain investment strategies, which are reclassified from net investment gains (losses) and included in adjusted earnings as a component of adjusted net investment income when analyzing operations.

◦Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest from derivatives associated with notes payable but excluding any non-recurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company’s underlying business performance.

Aflac Japan's adjusted revenues accounted for 56% and 61% of the Company's total adjusted revenues in the three-month periods ended March 31, 2024 and 2023, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 79% at March 31, 2024, compared with 80% at December 31, 2023.

Information regarding operations by reportable segment and Corporate and other, follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Revenues:
Aflac Japan:
Net earned premiums	$1,816	$2,170
Adjusted net investment income	648	611
Other income	9	9
Total adjusted revenue Aflac Japan	2,473	2,790
Aflac U.S.:
Net earned premiums	1,475	1,428
Adjusted net investment income	206	197
Other income	18	35
Total adjusted revenue Aflac U.S.	1,699	1,660
Corporate and other (1)	247	129
Total adjusted revenues	4,419	4,579
Net investment gains (losses)	951	123
Reconciling items:
Amortized hedge costs	6	58
Amortized hedge income	(28)	(29)
Net interest (income) expense from derivatives associated with certain investment strategies	88	69
Total revenues	$5,436	$4,800
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $32 and $51 for the three-month periods ended March 31, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $33 and $52 for the three-month periods ended March 31, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

	Three Months Ended March 31,
(In millions)	2024	2023
Pretax earnings:
Aflac Japan	$810	$788
Aflac U.S.	356	352
Corporate and other (1)	(3)	(7)
Pretax adjusted earnings	1,163	1,133
Other income (loss)	(2)	0
Net investment gains (losses)	951	123
Reconciling items:
Amortized hedge costs	6	58
Amortized hedge income	(28)	(29)
Net interest (income) expense from derivatives associated with certain investment strategies	88	69
Impact of interest from derivatives associated with notes payable	(8)	(12)
Total earnings before income taxes	$2,170	$1,342
Income taxes applicable to pretax adjusted earnings	$202	$180
Effect of foreign currency translation on after-tax adjusted earnings	(44)	(41)
(1)The change in value of federal historic rehabilitation and solar investments in partnerships of $32 and $51 for the three-month periods ended March 31, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $33 and $52 for the three-month periods ended March 31, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

Assets were as follows:

(In millions)	March 31, 2024	December 31, 2023
Assets:
Aflac Japan	$98,189	$101,541
Aflac U.S.	21,850	21,861
Corporate and other	4,703	3,322
Total assets	$124,742	$126,724

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	March 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,577	$0	$874	$1,811	$20,640
Municipalities	907	0	102	59	950
Mortgage- and asset-backed securities	201	0	6	12	195
Public utilities	3,281	0	262	77	3,466
Sovereign and supranational	349	0	24	7	366
Banks/financial institutions	5,546	0	323	285	5,584
Other corporate	5,532	0	663	245	5,950
Total yen-denominated	37,393	0	2,254	2,496	37,151
U.S. dollar-denominated:
U.S. government and agencies	177	0	1	4	174
Municipalities	1,237	0	72	49	1,260
Mortgage- and asset-backed securities	2,968	0	270	48	3,190
Public utilities	3,595	0	388	136	3,847
Sovereign and supranational	95	0	33	4	124
Banks/financial institutions	2,971	0	385	41	3,315
Other corporate	19,158	0	2,635	724	21,069
Total U.S. dollar-denominated	30,201	0	3,784	1,006	32,979
Total securities available-for-sale	$67,594	$0	$6,038	$3,502	$70,130

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,067	$0	$1,040	$1,696	$22,411
Municipalities	968	0	115	58	1,025
Mortgage- and asset-backed securities	215	0	6	11	210
Public utilities	3,757	0	325	82	4,000
Sovereign and supranational	373	0	24	7	390
Banks/financial institutions	5,896	0	320	365	5,851
Other corporate	5,898	0	699	294	6,303
Total yen-denominated	40,174	0	2,529	2,513	40,190
U.S. dollar-denominated:
U.S. government and agencies	191	0	2	4	189
Municipalities	1,246	0	65	38	1,273
Mortgage- and asset-backed securities	2,748	0	184	56	2,876
Public utilities	3,346	0	360	114	3,592
Sovereign and supranational	122	0	33	8	147
Banks/financial institutions	2,676	0	359	51	2,984
Other corporate	20,186	0	2,518	665	22,039
Total U.S. dollar-denominated	30,515	0	3,521	936	33,100
Total securities available-for-sale	$70,689	$0	$6,050	$3,449	$73,290

	March 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,002	$2	$16,000	$1,474	$0	$17,474
Municipalities	248	0	248	37	0	285
Public utilities	33	0	33	3	0	36
Sovereign and supranational	394	3	391	40	0	431
Other corporate	17	0	17	2	0	19
Total yen-denominated	16,694	5	16,689	1,556	0	18,245
Total securities held-to-maturity	$16,694	$5	$16,689	$1,556	$0	$18,245

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,085	$2	$17,083	$1,746	$0	$18,829
Municipalities	266	0	266	41	0	307
Public utilities	34	0	34	4	0	38
Sovereign and supranational	421	3	418	44	0	462
Other corporate	18	0	18	3	0	21
Total yen-denominated	17,824	5	17,819	1,838	0	19,657
Total securities held-to-maturity	$17,824	$5	$17,819	$1,838	$0	$19,657

	March 31, 2024	December 31, 2023
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$522	$751
U.S. dollar-denominated	240	252
Other currencies	0	85
Total equity securities	$762	$1,088

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first three months of 2024 and 2023, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2024, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,272	$1,292
Due after one year through five years	6,659	7,480
Due after five years through 10 years	17,904	19,556
Due after 10 years	38,590	38,417
Mortgage- and asset-backed securities	3,169	3,385
Total fixed maturity securities available-for-sale	$67,594	$70,130
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	35	36
Due after five years through 10 years	8,901	9,714
Due after 10 years	7,753	8,495
Total fixed maturity securities held-to-maturity	$16,689	$18,245
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2024			December 31, 2023
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$36,641	$37,170	A+	$39,151	$40,222
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$34	$1
Gross losses from sales	(282)	(3)
Foreign currency gains (losses)	416	59
Other investments:
Gross gains (losses) from sales and redemptions	5	0
Total sales and redemptions	173	57
Equity securities	76	(3)
Credit losses:
Fixed maturity securities held-to-maturity	0	1
Commercial mortgage and other loans	(7)	(31)
Impairment losses	0	0
Loan commitments	1	3
Reinsurance recoverables and other	5	(3)
Total credit losses	(1)	(30)
Derivatives and other:
Derivative gains (losses)	(215)	17
Foreign currency gains (losses)	918	82
Total derivatives and other	703	99
Total net investment gains (losses)	$951	$123

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2024 that relate to equity securities held at the March 31, 2024 reporting date were $71 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2023 that relate to equity securities held at the March 31, 2023 reporting date were $5 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2024	December 31, 2023
Unrealized gains (losses) on securities available-for-sale	$2,536	$2,601
Deferred income taxes	(1,444)	(1,462)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$1,092	$1,139

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$141	$4	$59	$1	$82	$3
Japan government and agencies:
Yen-denominated	7,828	1,811	1,628	395	6,200	1,416
Municipalities:
U.S. dollar-denominated	662	49	9	0	653	49
Yen-denominated	277	59	31	1	246	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	754	48	304	4	450	44
Yen-denominated	54	12	1	0	53	12
Public utilities:
U.S. dollar-denominated	1,383	136	391	9	992	127
Yen-denominated	915	77	351	13	564	64
Sovereign and supranational:
U.S. dollar-denominated	14	4	0	0	14	4
Yen-denominated	55	7	0	0	55	7
Banks/financial institutions:
U.S. dollar-denominated	628	41	228	2	400	39
Yen-denominated	2,973	285	62	1	2,911	284
Other corporate:
U.S. dollar-denominated	6,196	724	1,254	36	4,942	688
Yen-denominated	1,747	245	355	9	1,392	236
Total	$23,627	$3,502	$4,673	$471	$18,954	$3,031

	December 31, 2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$123	$4	$53	$1	$70	$3
Japan government and agencies:
Yen-denominated	8,393	1,696	1,657	303	6,736	1,393
Municipalities:
U.S. dollar-denominated	703	38	31	1	672	37
Yen-denominated	301	58	34	0	267	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	925	56	340	6	585	50
Yen-denominated	58	11	0	0	58	11
Public utilities:
U.S. dollar-denominated	1,120	114	228	4	892	110
Yen-denominated	1,028	82	444	13	584	69
Sovereign and supranational:
U.S. dollar-denominated	35	8	0	0	35	8
Yen-denominated	60	7	0	0	60	7
Banks/financial institutions:
U.S. dollar-denominated	655	51	159	4	496	47
Yen-denominated	3,673	365	186	4	3,487	361
Other corporate:
U.S. dollar-denominated	6,380	665	799	19	5,581	646
Yen-denominated	1,948	294	308	9	1,640	285
Total	$25,402	$3,449	$4,239	$364	$21,163	$3,085

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

However, from time to time the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit loss allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have a credit loss allowance as of March 31, 2024. Refer to the Allowance for Credit Losses section below for additional information.

As of March 31, 2024 and December 31, 2023, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The Company classifies its transitional real estate loans (TREs), commercial mortgage loans (CMLs), middle market loans (MMLs), and other loans as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for credit losses.

The following table reflects the composition of the carrying value for commercial mortgage and other loans by property type as of the periods presented.

(In millions)	March 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,768	14.0%	$1,807	14.1%
Retail	335	2.7	473	3.7
Apartments/Multi-Family	2,550	20.3	2,608	20.4
Industrial	152	1.2	157	1.2
Hospitality	818	6.5	814	6.4
Other	455	3.7	255	2.0
Total transitional real estate loans	6,078	48.4	6,114	47.8
Commercial mortgage loans:
Office	356	2.8	359	2.8
Retail	254	2.0	301	2.4
Apartments/Multi-Family	583	4.6	586	4.6
Industrial	445	3.5	463	3.6
Other	15	.1	0	0.0
Total commercial mortgage loans	1,653	13.0	1,709	13.4
Middle market loans	4,586	36.4	4,677	36.5
Other loans	275	2.2	301	2.3
Total commercial mortgage and other loans	$12,592	100.0%	$12,801	100.0%
Allowance for credit losses	(232)		(274)
Total net commercial mortgage and other loans	$12,360		$12,527
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (20%), Texas (15%) and Florida (12%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of March 31, 2024, the Company had $442 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $24 million for a short-term credit facility that is reflected in other liabilities on the consolidated balance sheets at both March 31, 2024 and December 31, 2023.

As of March 31, 2024, the Company had commitments of approximately $787 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of contracted solar and wind assets generating cash flow for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade. As of March 31, 2024, the Company had commitments of approximately $5 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

Credit Quality Indicators

For TREs, the Company’s key credit quality indicators include performance of the loan and loan-to-value (LTV), which is calculated by dividing the current outstanding loan balance by the estimated property value, primarily using values at origination. Given that TREs involve properties undergoing a repositioning of their commercial profile, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly. The monitoring process also focuses on higher risk loans, which include those that are delinquent or for which foreclosure or deed in lieu of foreclosure is anticipated.

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

For other loans, the Company's key credit quality indicator is credit ratings. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

The following tables present as of March 31, 2024 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$131	$86	$609	$507	$36	$125	$1,494
60%-69.99%	34	126	496	637	18	552	1,863
70%-79.99%	0	14	883	900	83	47	1,927
80% or greater	0	0	218	251	80	245	794
Total	$165	$226	$2,206	$2,295	$217	$969	$6,078
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Commercial Mortgage Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$33	$0	$309	$45	$983	$1,370	2.57
60%-69.99%	0	0	0	0	0	30	30	1.73
70%-79.99%	0	0	0	0	0	120	120	1.26
80% or greater	0	0	0	0	0	133	133	0.52
Total	$0	$33	$0	$309	$45	$1,266	$1,653	2.30
Weighted Average DSCR	0.00	2.58	0.00	2.92	2.26	2.14
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$0	$17	$45	$123	$54	$64	$77	$380
BB	18	60	308	408	251	287	446	1,778
B	48	53	218	547	302	633	290	2,091
CCC	0	0	20	50	51	136	48	305
CC	0	0	0	0	0	10	0	10
C and lower	0	0	0	0	0	6	16	22
Total	$66	$130	$591	$1,128	$658	$1,136	$877	$4,586
Current-period gross writeoffs:	$0	$0	$0	$27	$0	$23	$0	$50

Other Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$22	$94	$0	$0	$0	$0	$116
AA	0	0	5	5	0	0	0	10
BBB	5	68	0	0	0	0	0	73
BB	0	0	76	0	0	0	0	76
Total	$5	$90	$175	$5	$0	$0	$0	$275
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first three months of 2024 and 2023. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded. For the three-month period ended March 31, 2024, 3% of TREs with an amortized cost of $210 million were modified in the form of interest rate reductions and other-than-insignificant payment delays. The modifications resulted in a reduction in the weighted-average contractual interest rate from 8.3% to 6.9%. Loan modifications for the three-month period ended March 31, 2023 were immaterial.

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	March 31, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$5,152	$97	$829	$926	$6,078	$829
Commercial mortgage loans	1,598	0	55	55	1,653	55
Middle market loans	4,560	0	26	26	4,586	26
Other loans	275	0	0	0	275	0
Total	$11,585	$97	$910	$1,007	$12,592	$910
(1) As of March 31, 2024, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$5,481	$108	$525	$633	$6,114	$633
Commercial mortgage loans	1,676	33	0	33	1,709	0
Middle market loans	4,592	0	85	85	4,677	85
Other loans	301	0	0	0	301	0
Total	$12,050	$141	$610	$751	$12,801	$718
(1) As of December 31, 2023, there were no loans that were 90 days or more past due that continued to accrue interest.

For the three-month periods ended March 31, 2024 and March 31, 2023, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $383 million had no credit loss allowance as of March 31, 2024 because these loans are collateral dependent assets for which the estimated fair values of the collateral are in excess of amortized cost. As of March 31, 2024 and December 31, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

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

The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s LTV and DSCR. On a quarterly basis, CMLs and TREs within a portfolio segment that share similar risk characteristics are pooled for calculation of credit loss allowance. On an ongoing basis, TREs, CMLs and other loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is probable), are evaluated individually for credit loss. For example, the credit loss allowance for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of the collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the credit loss allowance as a component of net investment gains (losses) in the consolidated statements of earnings.

The credit allowance for held-to-maturity fixed maturity securities and loan receivables is estimated using a probability-of-default (PD) / loss-given-default (LGD) method, discounted for the time value of money. For held-to-maturity fixed maturity securities, available-for-sale fixed maturity securities and loan receivables, the Company includes the change in present value due to the passage of time in the change in the allowance for credit losses. The Company’s methodology for estimating credit losses utilizes the contractual maturity date of the financial asset, adjusted when necessary to reflect the expected timing of repayment (such as prepayment options, renewal options, call options, or extension options). The Company applies reasonable and supportable forecasts of macroeconomic variables that impact the determination of PD / LGD over a two-year period for held-to-maturity fixed maturity securities and MMLs. The Company reverts to historical loss information over one year, following the two-year forecast period. For the CML and TRE portfolio, the Company applies reasonable and supportable forecasts of macroeconomic variables as well as national and local real-estate market factors to estimate future credit losses where the market factors revert back to historical levels over time with the period being dependent on current market conditions, projected market conditions and difference in the current and historical market levels for each factor. The Company continuously monitors the estimation methodology, due to changes in portfolio composition, changes in underwriting practices and significant events or conditions and makes adjustments as necessary.

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $15.9 billion amortized cost as of March 31, 2024 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to-Maturity Securities	Available-for-Sale Securities	Total
Three Months Ended March 31, 2024:
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(Addition to) release of allowance for credit losses	(2)	(3)	(3)	1	0	0	(7)
Writeoffs, net of recoveries	0	0	50	0	0	0	50
Change in foreign exchange	0	0	0	0	0	0	0
Balance at March 31, 2024	$(114)	$(19)	$(99)	$(15)	$(5)	$0	$(252)
Three Months Ended March 31, 2023:
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(24)	$(7)	$0	$(223)
(Addition to) release of allowance for credit losses	(11)	0	(20)	3	1	0	(27)
Writeoffs, net of recoveries	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance at March 31, 2023	$(65)	$(9)	$(149)	$(21)	$(6)	$0	$(250)

For the three-month period ended March 31, 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $31 million. As a result of the excess of amortized cost over the estimated fair value of the collateral of the TREs, upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net gain of $4 million for the three-month period ended March 31, 2024 in net investment gains (losses). The Company did not complete any foreclosure or deed in lieu of foreclosure transactions in the three-month period ended March 31, 2023. Refer to the Other Investments section below for additional information.

As of March 31, 2024, the Company identified additional TREs with an amortized cost of $601 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of March 31, 2024, the Company established a credit allowance of $60 million for $598 million of loans for which the fair value of the collateral was below the amortized cost of the loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2024	December 31, 2023
Other investments:
Policy loans	$203	$214
Short-term investments (1)	3,341	1,304
Limited partnerships (2)	2,838	2,750
Real estate owned	253	227
Other	42	35
Total other investments	$6,677	$4,530
(1) Includes securities lending collateral
(2) Includes tax credit investments and asset classes such as private equity and real estate funds

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

Real estate owned (REO) consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of March 31, 2024, all REO was classified as held-and-used for the production of income and is carried at cost less accumulated depreciation. As of December 31, 2023, $210 million of REO was classified as held-and-used with the remaining $17 million classified as held-for-sale, which is carried at the lower of depreciated cost or fair value less cost to sell and is not further depreciated once classified as such. Depreciation expense was $1 million for the three-month period ended March 31, 2024. Additionally, as of March 31, 2024 and December 31, 2023, accumulated depreciation was $2 million and an immaterial amount, respectively.

As of March 31, 2024, the Company had $2.2 billion in outstanding commitments to fund investments in limited partnerships.

Variable Interest Entities (VIEs)

In the normal course of its activities, the Company invests in legal entities that are VIEs. The Company's debt or ownership interest in VIEs is limited to holding the equity interests and obligations issued by them. With the exception of commitments to limited partnerships and to certain loan investments made in the normal course of business, the Company has not provided any direct or contingent obligations to fund the limited activities of these VIEs or support related to the limited activities of these VIE and does not have any intention to do so in the future, nor does it have any direct or indirect financial guarantees.

The Company's risk of loss related to its interests in any of its VIEs is limited to the carrying value of the related investments, and in certain cases, to any unfunded commitments held in the VIE.

For those VIEs other than certain unit trust structures, the Company's involvement is passive in nature.

VIEs - Consolidated

The Company is the primary beneficiary of a VIE if it has

•the power to direct the activities of the VIE that most significantly impact the economic performance of the entity
and
•the obligation to absorb losses of or the right to receive benefits from the entity that could be potentially significant to the VIE.

If the Company determines that it is the VIE’s primary beneficiary, it consolidates the VIE. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company except to the extent of the unfunded commitments referenced above, as the Company’s obligation to each VIE is limited to the amount of its committed investment.

The following table presents carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	March 31, 2024	December 31, 2023
Assets:
Fixed maturity securities, available-for-sale	$3,678	$3,712
Commercial mortgage and other loans	9,947	10,150
Other investments (1)	2,443	2,381
Other assets (2)	57	55
Total assets of consolidated VIEs	$16,125	$16,298
Liabilities:
Other liabilities (2)	$583	$507
Total liabilities of consolidated VIEs	$583	$507
(1) Consists entirely of alternative investments in limited partnerships
(2) Consists entirely of derivatives

The Company is the sole investor in the consolidated VIEs listed in the table above. The Company invests in fixed maturity securities issued by VIEs that in turn hold U.S. dollar-denominated fixed maturity securities coupled with foreign currency swap agreements. The weighted-average lives of the Company's investments in these VIEs are very similar to the underlying collateral held by these VIEs. The activities of these VIEs are limited to holding invested assets and foreign currency swaps and utilizing the cash flows from these securities to service the VIEs' debt. Neither the Company nor any of its creditors are able to obtain the underlying collateral of these VIEs unless there is an event of default or other specified event. The Company is not a direct counterparty to the foreign currency swap contracts and has no control over them. The Company's loss exposure to these VIEs is limited to its original investment. These consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and foreign currency swap contracts, if applicable. The underlying collateral assets and funding of these consolidated VIEs are generally static in nature.

The Company also utilizes unit trust structures in its Aflac Japan segment to invest in various asset classes, which include CMLs, MMLs, TREs, other loans and limited partnerships. The limited partnership investments are comprised of private equity and real estate funds. The Company’s loss exposure to these VIEs is limited to its original investments, together with any unfunded portion of the Company’s commitments made in the normal course of business to fund certain loan investments and limited partnership investments, as described in the Commercial Mortgage and Other Loans and Other Investments sections of this note. Excluding these commitments, the Company does not provide financial or other support to consolidated VIEs.

VIEs - Not Consolidated
The table below reflects the carrying value and balance sheet caption in which the Company's investments in VIEs that are not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

(In millions)	March 31, 2024	December 31, 2023
Assets:
Fixed maturity securities, available-for-sale	$6,486	$6,424
Other investments (1)	395	369
Total investments in VIEs not consolidated	$6,881	$6,793
(1) Consists entirely of alternative investments in limited partnerships

Certain investments in VIEs that the Company is not required to consolidate are investments that are in the form of debt obligations issued by the VIEs. These fixed maturity securities include structured securities, primarily asset-backed securities. The Company's involvement in the related VIEs is limited to that of a passive investor in asset-backed securities issued by the VIEs. The Company also invests in VIEs that are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. The Company does not have the power to direct the activities that most significantly impact the entity's economic performance, nor does it have the obligation to absorb losses of the VIE entity or the right to receive benefits from the entity that could be significant to the entity. As such, the Company is not the primary beneficiary of these VIEs and therefore is not required to consolidate them. The Company's maximum exposure to loss on these investments is limited to the amount of the Company's investment.

The Company also holds equity investments in limited partnerships that have been determined to be VIEs. These partnerships primarily invest in private equity and real estate funds. The Company’s maximum exposure to loss on these investments is limited to the amount of its investment and any unfunded commitments. As described in the Other Investments section of this note, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to unconsolidated VIEs. The Company is not the primary beneficiary of these VIEs and is therefore not required to consolidate them. The Company classifies these investments as other investments in the consolidated balance sheets.

Securities Lending and Pledged Securities

The Company lends fixed maturity securities and, from time to time, public equity securities to financial institutions in short-term securities lending transactions. These short-term securities lending arrangements increase investment income with minimal risk. The Company receives cash or other securities as collateral for such loans. The Company's securities lending policy requires that the fair value of the securities received as collateral be 102% or more of the fair value of the loaned securities and that unrestricted cash received as collateral be 100% or more of the fair value of the loaned securities. The securities loaned continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans where the Company receives as collateral securities that the Company is not permitted to sell or repledge, the collateral is not reflected on the consolidated financial statements.

Details of collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	March 31, 2024			December 31, 2023
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,542	$2,542	$0	$737	$737
Public utilities	33	0	33	19	0	19
Banks/financial institutions	148	0	148	72	0	72
Other corporate	643	0	643	675	0	675
Total borrowings	$824	$2,542	$3,366	$766	$737	$1,503
Gross amount of recognized liabilities for securities lending transactions			$3,366			$1,503
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $4.5 billion and $4.3 billion at March 31, 2024 and December 31, 2023, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2024, and December 31, 2023, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.    DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments include:

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

	March 31, 2024			December 31, 2023
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$5	$18	$0	$4
Total cash flow hedges	18	0	5	18	0	4
Fair value hedges:
Foreign currency options	0	0	0	2,158	0	0
Total fair value hedges	0	0	0	2,158	0	0
Net investment hedge:
Foreign currency forwards	2,339	202	0	2,611	179	27
Foreign currency options	0	0	0	456	0	0
Total net investment hedge	2,339	202	0	3,067	179	27
Non-qualifying strategies:
Foreign currency swaps	1,200	24	0	1,200	31	0
Foreign currency swaps - VIE	3,417	57	578	3,417	55	503
Foreign currency forwards	0	0	0	7,402	59	477
Foreign currency options	28,715	38	69	22,557	2	0
Interest rate swaps	17,230	0	483	17,230	11	419
Total non-qualifying strategies	50,562	119	1,130	51,806	158	1,399
Total derivatives	$52,919	$321	$1,135	$57,049	$337	$1,430

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges. The Company had no fair value hedges during the three-month period ending March 31, 2024.

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statements of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains (losses) consistent with the impact of the hedged item. For the three-month period ended March 31, 2023, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of March 31, 2024 and December 31, 2023; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Fixed maturity securities	$1,597	$1,692	$161	$164
(1) The balance includes hedging adjustment on discontinued hedging relationships of $161 in 2024 and $164 in 2023.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2024 and 2023, respectively.
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

As of March 31, 2024, the Parent Company had $1.2 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded in current period earnings.

The Company uses foreign currency forwards and options to economically mitigate the currency risk of some of its U.S. dollar-denominated loan receivables and U.S. government fixed maturity securities held within the Aflac Japan segment. These arrangements are not designated as accounting hedges, as the foreign currency remeasurement of the loan receivables impacts current period earnings, and substantially offsets gains and losses from foreign currency forwards within net investment gains (losses). The Company also has certain foreign currency forwards on U.S. dollar-denominated available-for-sale securities where hedge accounting is not being applied.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2024				2023
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$0	$0	$(1)		$1
Total cash flow hedges	0	(1)	(3)	0	0	(1)	(3)	1
Fair value hedges:
Foreign currency options		0				(39)
Total fair value hedges		0				(39)
Net investment hedge:
Non-derivative hedging instruments		0		236		0		25
Foreign currency forwards		44		145		90		29
Foreign currency options		0		0		(3)		0
Total net investment hedge		44		381		87		54
Non-qualifying strategies:
Foreign currency swaps		1				1
Foreign currency swaps - VIE		(88)				(27)
Foreign currency forwards		17				(51)
Foreign currency options		(41)				(19)
Interest rate swaps		(147)				69
Forward bond purchase commitment - VIE		0				(3)
Total non-qualifying strategies		(258)				(30)
Total	$0	$(215)		$381	$0	$17		$55
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2024, and $1 of losses during the three-month period ended March 31, 2023.

As of March 31, 2024, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of March 31, 2024, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.0 billion and $1.2 billion as of March 31, 2024, and December 31, 2023, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2024, the Company estimates that it would be required to post a maximum of $447 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$264	$0	$264	$(38)	$(78)	$(148)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	264	0	264	(38)	(78)	(148)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	57		57				57
Total derivative assets not subject to a master netting agreement or offsetting arrangement	57		57				57
Total derivative assets	321	0	321	(38)	(78)	(148)	57
Securities lending and similar arrangements	3,334	0	3,334	0	0	(3,334)	0
Total	$3,655	$0	$3,655	$(38)	$(78)	$(3,482)	$57

December 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$271	$0	$271	$(85)	$(53)	$(130)	$3
OTC - cleared	11	0	11	(11)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	282	0	282	(96)	(53)	(130)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	55		55				55
Total derivative assets not subject to a master netting agreement or offsetting arrangement	55		55				55
Total derivative assets	337	0	337	(96)	(53)	(130)	58
Securities lending and similar arrangements	1,480	0	1,480	0	0	(1,480)	0
Total	$1,817	$0	$1,817	$(96)	$(53)	$(1,610)	$58

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$69	$0	$69	$(38)	$(31)	$0	$0
OTC - cleared	483	0	483	0	(27)	(456)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	552	0	552	(38)	(58)	(456)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	583		583				583
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	583		583				583
Total derivative liabilities	1,135	0	1,135	(38)	(58)	(456)	583
Securities lending and similar arrangements	3,366	0	3,366	(3,334)	0	0	32
Total	$4,501	$0	$4,501	$(3,372)	$(58)	$(456)	$615

December 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$504	$0	$504	$(85)	$(381)	$(37)	$1
OTC - cleared	419	0	419	(11)	(19)	(389)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	923	0	923	(96)	(400)	(426)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	507		507				507
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	507		507				507
Total derivative liabilities	1,430	0	1,430	(96)	(400)	(426)	508
Securities lending and similar arrangements	1,503	0	1,503	(1,480)	0	0	23
Total	$2,933	$0	$2,933	$(1,576)	$(400)	$(426)	$531

For additional information on the Company's financial instruments, see the accompanying Notes 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

5.    FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels, as follows:

•Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets.
•Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets.
•Level 3 valuations reflect valuations in which one or more of the significant inputs are not observable in an active market.

The following tables present the fair value hierarchy levels of the Company's assets and liabilities that are measured and carried at fair value on a recurring basis.

	March 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$19,976	$838	$0	$20,814
Municipalities	0	2,210	0	2,210
Mortgage- and asset-backed securities	0	2,526	859	3,385
Public utilities	0	6,806	507	7,313
Sovereign and supranational	0	462	28	490
Banks/financial institutions	0	8,825	74	8,899
Other corporate	0	26,569	450	27,019
Total fixed maturity securities	19,976	48,236	1,918	70,130
Equity securities	603	0	159	762
Other investments	3,341	0	0	3,341
Cash and cash equivalents	5,098	0	0	5,098
Other assets:
Foreign currency swaps	0	81	0	81
Foreign currency forwards	0	202	0	202
Foreign currency options	0	38	0	38
Total other assets	0	321	0	321
Total assets	$29,018	$48,557	$2,077	$79,652
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$583	$0	$583
Foreign currency options	0	69	0	69
Interest rate swaps	0	483	0	483
Total liabilities	$0	$1,135	$0	$1,135

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$21,700	$900	$0	$22,600
Municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities	0	7,339	253	7,592
Sovereign and supranational	0	507	30	537
Banks/financial institutions	0	8,757	78	8,835
Other corporate	0	27,694	648	28,342
Total fixed maturity securities	21,700	49,809	1,781	73,290
Equity securities	840	0	248	1,088
Other investments	1,304	0	0	1,304
Cash and cash equivalents	4,306	0	0	4,306
Other assets:
Foreign currency swaps	0	86	0	86
Foreign currency forwards	0	238	0	238
Foreign currency options	0	2	0	2
Interest rate swaps	0	11	0	11
Total other assets	0	337	0	337
Total assets	$28,150	$50,146	$2,029	$80,325
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$507	$0	$507
Foreign currency forwards	0	504	0	504
Interest rate swaps	0	419	0	419
Total liabilities	$0	$1,430	$0	$1,430

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,000	$17,319	$155	$0	$17,474
Municipalities	248	0	285	0	285
Public utilities	33	0	36	0	36
Sovereign and supranational	391	0	431	0	431
Other corporate	17	0	19	0	19
Commercial mortgage and other loans	12,360	0	0	12,017	12,017
Other investments (1)	42	0	42	0	42
Total assets	$29,091	$17,319	$968	$12,017	$30,304
Liabilities:
Other policyholders’ funds	$5,831	$0	$0	$5,750	$5,750
Notes payable (excluding leases)	7,799	0	6,762	704	7,466
Total liabilities	$13,630	$0	$6,762	$6,454	$13,216
(1) Excludes policy loans of $203, equity method investments of $2,838, and REO of $253, at carrying value.

	December 31, 2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$17,083	$18,662	$167	$0	$18,829
Municipalities	266	0	307	0	307
Public utilities	34	0	38	0	38
Sovereign and supranational	418	0	462	0	462
Other corporate	18	0	21	0	21
Commercial mortgage and other loans	12,527	0	0	12,217	12,217
Other investments (1)	35	0	35	0	35
Total assets	$30,381	$18,662	$1,030	$12,217	$31,909
Liabilities:
Other policyholders’ funds	$6,169	$0	$0	$6,080	$6,080
Notes payable (excluding leases)	7,240	0	6,178	752	6,930
Total liabilities	$13,409	$0	$6,178	$6,832	$13,010
(1) Excludes policy loans of $214, equity method investments of $2,750, and REO of $227, at carrying value.

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

These models are discounted cash flow (DCF) valuation models but also use information from related markets, specifically public bond markets and the credit default swap (CDS) market, to estimate expected cash flows. The models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve using the most appropriate comparable security(ies) of the issuer and issuer-specific CDS spreads. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from market information for the specific issuer, the valuation methodology takes into consideration other market observable inputs, including:

•the most appropriate comparable security(ies) of a guarantor and/or parent
•CDS spreads of a guarantor and/or parent
•bonds of comparable issuers with similar characteristics such as rating, geography, or sector
•CDS spreads of an appropriate index or of comparable issuers with similar characteristics such as rating, geography, or sector
•bond indices that are comparative in rating, industry, maturity, and region.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$19,976	$505	$0	$20,481
Internal	0	333	0	333
Total government and agencies	19,976	838	0	20,814
Municipalities:
Third-party pricing vendor	0	1,943	0	1,943
Internal	0	267	0	267
Total municipalities	0	2,210	0	2,210
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,420	0	2,420
Internal	0	27	40	67
Broker/other	0	79	819	898
Total mortgage- and asset-backed securities	0	2,526	859	3,385
Public utilities:
Third-party pricing vendor	0	3,680	0	3,680
Internal	0	3,126	0	3,126
Broker/other	0	0	507	507
Total public utilities	0	6,806	507	7,313
Sovereign and supranational:
Third-party pricing vendor	0	125	0	125
Internal	0	337	0	337
Broker/other	0	0	28	28
Total sovereign and supranational	0	462	28	490
Banks/financial institutions:
Third-party pricing vendor	0	4,703	0	4,703
Internal	0	4,122	65	4,187
Broker/other	0	0	9	9
Total banks/financial institutions	0	8,825	74	8,899
Other corporate:
Third-party pricing vendor	0	21,282	0	21,282
Internal	0	5,277	249	5,526
Broker/other	0	10	201	211
Total other corporate	0	26,569	450	27,019
Total securities available-for-sale	$19,976	$48,236	$1,918	$70,130
Equity securities, carried at fair value:
Third-party pricing vendor	$603	$0	$0	$603
Broker/other	0	0	159	159
Total equity securities	$603	$0	$159	$762

	March 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,319	$155	$0	$17,474
Total government and agencies	17,319	155	0	17,474
Municipalities:
Third-party pricing vendor	0	285	0	285
Total municipalities	0	285	0	285
Public utilities:
Third-party pricing vendor	0	36	0	36
Total public utilities	0	36	0	36
Sovereign and supranational:
Third-party pricing vendor	0	213	0	213
Internal	0	218	0	218
Total sovereign and supranational	0	431	0	431
Other corporate:
Third-party pricing vendor	0	19	0	19
Total other corporate	0	19	0	19
Total securities held-to-maturity	$17,319	$926	$0	$18,245

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$21,692	$808	$0	$22,500
Internal	0	60	0	60
Broker/other	8	32	0	40
Total government and agencies	21,700	900	0	22,600
Municipalities:
Third-party pricing vendor	0	1,426	0	1,426
Internal	0	256	0	256
Broker/other	0	616	0	616
Total municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,277	0	2,277
Internal	0	27	105	132
Broker/other	0	10	667	677
Total mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities:
Third-party pricing vendor	0	4,570	0	4,570
Internal	0	2,677	0	2,677
Broker/other	0	92	253	345
Total public utilities	0	7,339	253	7,592
Sovereign and supranational:
Third-party pricing vendor	0	118	0	118
Internal	0	330	0	330
Broker/other	0	59	30	89
Total sovereign and supranational	0	507	30	537
Banks/financial institutions:
Third-party pricing vendor	0	5,085	0	5,085
Internal	0	3,008	69	3,077
Broker/other	0	664	9	673
Total banks/financial institutions	0	8,757	78	8,835
Other corporate:
Third-party pricing vendor	0	18,088	4	18,092
Internal	0	4,210	230	4,440
Broker/other	0	5,396	414	5,810
Total other corporate	0	27,694	648	28,342
Total securities available-for-sale	$21,700	$49,809	$1,781	$73,290
Equity securities, carried at fair value:
Third-party pricing vendor	$800	$0	$0	$800
Internal	0	0	216	216
Broker/other	40	0	32	72
Total equity securities	$840	$0	$248	$1,088

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$18,662	$167	$0	$18,829
Total government and agencies	18,662	167	0	18,829
Municipalities:
Third-party pricing vendor	0	307	0	307
Total municipalities	0	307	0	307
Public utilities:
Third-party pricing vendor	0	38	0	38
Total public utilities	0	38	0	38
Sovereign and supranational:
Third-party pricing vendor	0	226	0	226
Internal	0	236	0	236
Total sovereign and supranational	0	462	0	462
Other corporate:
Third-party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held-to-maturity	$18,662	$995	$0	$19,657

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended March 31, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	1	0	0	0	0	(5)	(4)
Unrealized gains (losses) included in other comprehensive income (loss)	(4)	(10)	(2)	(4)	1	0	(19)
Purchases, issuances, sales and settlements:
Purchases	118	60	0	5	37	0	220
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(28)	(22)	0	(5)	(3)	(84)	(142)
Transfers into Level 3	0	226	0	0	0	0	226
Transfers out of Level 3	0	0	0	0	(233)	0	(233)
Balance, end of period	$859	$507	$28	$74	$450	$159	$2,077
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$(3)	$(2)

Three Months Ended March 31, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	2	2
Unrealized gains (losses) included in other comprehensive income (loss)	3	10	0	2	30	0	45
Purchases, issuances, sales and settlements:
Purchases	192	0	0	0	75	10	277
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(120)	(7)	0	0	(2)	0	(129)
Transfers into Level 3	0	18	0	0	0	0	18
Transfers out of Level 3	0	(168)	0	0	(92)	0	(260)
Balance, end of period	$418	$350	$37	$161	$753	$221	$1,940
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$3	$3

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2024
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$859	Consensus pricing	Offered quotes	85.28	-	105.35	(a)	99.24
Public utilities	507	Discounted cash flow	Credit spreads	175 bps	-	225 bps	(c)	208 bps
Sovereign and supranational	28	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	74	Discounted cash flow	Credit spreads	N/A			(b)	N/A
Other corporate	450	Discounted cash flow	Credit spreads	69 bps	-	388 bps	(c)	183 bps
Equity securities	159	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,077
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques.
(b) Category represents a single security; range not applicable.
(c) Actual or equivalent credit spreads in basis points.
(d) Prices do not utilize credit spreads; therefore, range is not applicable.

December 31, 2023
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$772	Consensus pricing	Offered quotes	84.81	-	105.89	(a)	99.39
Public utilities	253	Consensus pricing	Offered quotes	94.34	-	102.99	(a)	96.46
Sovereign and supranational	30	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	78	Discounted cash flow	Credit spreads	N/A			(b)	N/A
Other corporate	648	Discounted cash flow	Credit spreads	69 bps	-	423 bps	(c)	206 bps
Equity securities	248	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,029
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques.
(b) Category represents a single security; range not applicable.
(c) Actual or equivalent credit spreads in basis points.
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	March 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	72	29	9	0	32	29	39	19	4	19	2	254
Amortization expense	(49)	(25)	(8)	(1)	(36)	(29)	(38)	(18)	(4)	(7)	0	(215)
Foreign currency translation and other	(189)	(129)	(32)	(2)	0	0	0	0	0	0	0	(352)
Balance at March 31, 2024	$2,805	$1,916	$460	$53	$913	$625	$1,337	$437	$86	$184	$3	$8,819

	December 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	317	123	33	8	151	125	173	84	10	61	1	1,086
Amortization expense	(184)	(105)	(34)	(3)	(138)	(113)	(141)	(66)	(12)	(24)	4	(816)
Foreign currency translation and other	(197)	(138)	(33)	(4)	0	0	0	0	0	0	(5)	(377)
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments, assumptions and methods used to determine amortization amounts during the three-month periods ended March 31, 2024 and 2023. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

7.    POLICY LIABILITIES

Future Policy Benefits

The liability for future policy benefits is determined as the present value of expected future policy benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts. Future net premiums receivable are future gross premiums receivable under the contract multiplied by the net premium ratio (NPR).

The following tables present the changes in the present value of expected future net premiums and the present value of expected future policy benefits by reporting segment and disaggregated by product type. The present value of expected future net premiums and the present value of expected future policy benefits are presented gross of internal and external ceded reinsurance.

	March 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(46)	(52)	(19)	(5)	(18)	(10)	(48)	(14)	(4)	(8)	2
Adjusted beginning of period balance	16,406	13,988	6,239	1,064	2,612	1,728	4,368	1,179	213	901	274
Issuances	229	103	58	5	111	121	221	95	18	66	147
Interest accrual	97	77	28	4	26	16	43	11	2	9	3
Net premiums collected (1)	(369)	(290)	(226)	(26)	(117)	(99)	(139)	(58)	(10)	(37)	(8)
Foreign currency translation	(1,041)	(888)	(392)	(66)	0	0	0	0	0	0	0
Other	0	0	0	0	0	(1)	0	(1)	(1)	1	(1)
Ending balance at original discount rate	15,322	12,990	5,707	981	2,632	1,765	4,493	1,226	222	940	415
Effect of changes in discount rate assumptions	895	535	194	14	(173)	(99)	(412)	(99)	(14)	(66)	6
Balance at March 31, 2024	$16,217	$13,525	$5,901	$995	$2,459	$1,666	$4,081	$1,127	$208	$874	$421
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(62)	(59)	(20)	(8)	(21)	(17)	(60)	(18)	(5)	(11)	2
Adjusted beginning of period balance	43,564	24,964	30,236	5,436	3,281	2,524	12,060	2,058	501	1,960	771
Issuances	232	105	59	7	115	128	233	99	16	70	151
Interest accrual	343	142	146	23	32	24	128	20	5	19	10
Benefit payments	(682)	(246)	(516)	(55)	(125)	(112)	(228)	(76)	(14)	(29)	(17)
Foreign currency translation	(2,757)	(1,582)	(1,909)	(345)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	1	0	1	1	0
Ending balance at original discount rate	40,700	23,383	28,016	5,066	3,303	2,564	12,194	2,101	509	2,021	915
Effect of changes in discount rate assumptions	5,689	(52)	(767)	(294)	(233)	(141)	(1,092)	(163)	(35)	(246)	15
Balance at March 31, 2024	46,389	23,331	27,249	4,772	3,070	2,423	11,102	1,938	474	1,775	930
Net liability for future policy benefits	30,172	9,806	21,348	3,777	611	757	7,021	811	266	901	509
Less: reinsurance recoverable	3,829	1,407	0	0	0	0	0	0	0	15	2
Net liability for future policy benefits after reinsurance recoverable	$26,343	$8,399	$21,348	$3,777	$611	$757	$7,021	$811	$266	$886	$507
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	(165)	(470)	43	(12)	(16)	(51)	(494)	(142)	(9)	61	(9)
Effect of actual variances from expected experience	(315)	(137)	(42)	(15)	(58)	(29)	(223)	(73)	(17)	(25)	(2)
Adjusted beginning of period balance	17,741	15,588	7,285	1,215	2,686	1,695	4,333	1,150	205	835	107
Issuances	1,034	418	335	26	323	376	493	249	44	181	169
Interest accrual	412	334	124	20	102	62	179	45	8	31	6
Net premiums collected (1)	(1,564)	(1,261)	(1,017)	(112)	(473)	(390)	(580)	(247)	(39)	(137)	(17)
Foreign currency translation	(1,170)	(1,038)	(469)	(80)	0	0	0	0	0	0	0
Other	(1)	(1)	0	0	(8)	(5)	(9)	(4)	(1)	(1)	7
Ending balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in discount rate assumptions	1,057	657	230	19	(142)	(86)	(342)	(86)	(11)	(56)	5
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	(147)	(507)	65	(27)	(11)	(59)	(592)	(194)	(14)	72	(13)
Effect of actual variances from expected experience	(385)	(154)	(51)	(15)	(75)	(59)	(271)	(99)	(22)	(32)	(4)
Adjusted beginning of period balance	47,145	26,905	32,814	5,898	3,305	2,518	11,983	2,007	496	1,818	607
Issuances	1,059	432	341	32	331	392	505	258	46	185	169
Interest accrual	1,473	608	625	100	127	96	524	84	21	68	33
Benefit payments	(2,987)	(1,153)	(1,415)	(206)	(464)	(465)	(893)	(274)	(59)	(105)	(48)
Foreign currency translation	(3,064)	(1,769)	(2,109)	(380)	0	0	0	0	0	0	0
Other	0	0	0	0	3	0	1	1	2	5	8
Ending balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in discount rate assumptions	6,535	234	(525)	(266)	(193)	(119)	(830)	(133)	(28)	(207)	29
Balance at December 31, 2023	50,161	25,257	29,731	5,178	3,109	2,422	11,290	1,943	478	1,764	798
Net liability for future policy benefits	32,652	10,560	23,243	4,090	621	770	7,216	836	272	911	521
Less: reinsurance recoverable	4,135	1,521	0	0	0	0	0	0	0	15	0
Net liability for future policy benefits after reinsurance recoverable	$28,517	$9,039	$23,243	$4,090	$621	$770	$7,216	$836	$272	$896	$521
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

March 31, 2024
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	3.9%	4.3%	4.6%	4.5%	4.3%	3.8%	5.4%
Weighted-average interest, current discount rate (1)	2.0%	2.5%	1.9%	2.3%	5.3%	5.2%	5.3%	5.3%	5.3%	5.3%	5.3%
Weighted-average liability duration (years)	13.0	24.7	16.3	17.1	8.0	5.6	11.2	9.3	7.9	13.8	9.2
(1) The weighted-average interest rates are calculated using the reserve balances as the weights. No adjustments were made to observable market information.

December 31, 2023
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

(In millions)	March 31, 2024	December 31, 2023
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$30,172	$32,652
Medical and other health	9,806	10,560
Life insurance	21,348	23,243
Other	3,777	4,090
Aflac U.S.
Accident	611	621
Disability	757	770
Critical care	7,021	7,216
Hospital indemnity	811	836
Dental/vision	266	272
Life insurance	901	911
Other	509	521
Corporate and other	3,842	4,225
Deferred profit liability	1,734	1,806
Deferred reinsurance gain liability	910	1,012
Intercompany eliminations (1)	(4,598)	(5,017)
Total	$77,867	$83,718
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 for additional details.

Discount rates are determined using upper-medium grade (low-credit-risk) fixed-income instrument yields that reflect the duration characteristics of the liability. Locked-in discount rates are determined separately for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low-credit-risk) fixed-income instrument forward curves in the calendar year, where the weights are the annualized premiums issued for each month of the cohort. The single discount rate for each issue-year cohort is determined by solving for a rate that produces an equivalent NPR to the forward curve and will remain unchanged after the calendar year of issue.

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

For the three-month periods ended March 31, 2024 and 2023, the Company recognized $1.1 billion and $(2.8) billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the three-month periods ended March 31, 2024 and 2023.

For the year ended December 31, 2023, the Company recognized approximately $(460) million in other comprehensive income (loss) net of tax, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the year ended December 31, 2023.

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

During the three-month periods ended March 31, 2024 and 2023, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments, assumptions and methods used in measuring the liability for future policy benefits during the three-month periods ended March 31, 2024 and 2023.

In 2023, the Company's annual assumption review process resulted in favorable changes to its morbidity and termination assumptions, largely due to reflecting more recent favorable U.S. morbidity experience.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2024	2023
Net earned premiums:
Aflac Japan
Cancer	$878	$1,132
Medical and other health	605	689
Life insurance	339	399
Other	34	39
Aflac U.S.
Accident	325	329
Disability	333	309
Critical care	444	443
Hospital indemnity	185	184
Dental/vision	59	53
Life insurance	138	115
Other	20	10
Corporate and other	165	90
Reinsurance ceded	(69)	(104)
Total	$3,456	$3,688

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2024	2023
Interest expense:
Aflac Japan
Cancer	$246	$285
Medical and other health	65	71
Life insurance	118	133
Other	19	22
Aflac U.S.
Accident	6	6
Disability	8	8
Critical care	85	87
Hospital indemnity	9	10
Dental/vision	3	3
Life insurance	10	9
Other	7	7
Total	$576	$641

The following tables summarize the amount of undiscounted expected future gross premiums and expected future policy benefits and expenses and discounted (discounted at the current period discount rate) expected future gross premiums and expected future policy benefits and expenses by reporting segment and disaggregated by product type. These tables are presented gross of internal and external ceded reinsurance. Future gross premiums represent the expected amount of future premiums to be received. For limited-payment policies, the premiums are collected over a shorter period than the policy term over which benefits are provided. As a result, once the policy reaches premium paid-up status, the future gross premiums can be significantly less than the future benefit payments. Further, benefits and expenses are generally greater in the later years of a policy. These are the primary factors that result in future gross premiums lower than future benefit and expense payments for certain lines of business of the Company.

	March 31, 2024		December 31, 2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$55,096	$61,876	$59,169	$66,427
Medical and other health	35,735	37,277	38,583	39,884
Life insurance	11,637	39,439	12,677	42,541
Other	1,646	6,923	1,781	7,448
Aflac U.S.
Accident	9,097	4,551	9,095	4,548
Disability	5,819	3,210	5,776	3,177
Critical care	20,008	20,712	19,886	20,626
Hospital indemnity	4,985	3,058	4,922	3,025
Dental/vision	1,161	729	1,162	726
Life insurance	2,824	3,367	2,719	3,260
Other	1,077	1,634	724	1,396
Total	$149,085	$182,776	$156,494	$193,058

	March 31, 2024		December 31, 2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$44,795	$46,389	$48,363	$50,161
Medical and other health	28,312	23,331	30,757	25,257
Life insurance	10,274	27,249	11,240	29,731
Other	1,391	4,772	1,512	5,178
Aflac U.S.
Accident	6,293	3,070	6,369	3,109
Disability	4,476	2,423	4,488	2,422
Critical care	12,295	11,102	12,417	11,290
Hospital indemnity	3,425	1,938	3,419	1,943
Dental/vision	794	474	807	478
Life insurance	1,963	1,775	1,914	1,764
Other	673	930	467	798
Total	$114,691	$123,453	$121,753	$132,131

Loss expense as a result of NPR capping for the three-month periods ended March 31, 2024 and 2023 was immaterial.

Other Policyholders' Funds

As of March 31, 2024 and December 31, 2023, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	March 31, 2024	December 31, 2023
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,939	$6,423
Premiums received	29	126
Transfers from WAYS conversions	61	229
Surrenders and withdrawals	(18)	(59)
Benefit payments	(110)	(419)
Interest credited	13	53
Foreign currency translation and other	(376)	(414)
Fixed annuities account balance, end of period	5,538	5,939
Other deposit type reserves	293	230
Total	$5,831	$6,169
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	March 31, 2024			December 31, 2023
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,538	$5,457	0.5% - 2.3%	$5,939	$5,850
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at March 31, 2024 and December 31, 2023.

Aflac Japan’s fixed annuities have guaranteed fixed crediting rates which results in the policyholders' funds balances being able to cover all guaranteed benefit amounts. The reserves are adequate to fully fund future benefits at any given time.

For additional information on policy liabilities, see Notes 1 and 7 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

8.    REINSURANCE

The Company periodically enters into fixed quota-share coinsurance agreements in the normal course of business, primarily to provide additional capacity for future growth, optimize capital, limit losses, and minimize exposure to significant risks. For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

The following table reconciles direct earned premiums, direct benefits and claims, excluding reserve remeasurement gains and losses, and reserve remeasurement gains and losses to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2024	2023
Direct earned premiums	$3,482	$3,738
Ceded to other companies:
Ceded Aflac Japan closed blocks	(34)	(82)
Other	(35)	(25)
Assumed from other companies:
Retrocession activities	29	34
Other	14	23
Net earned premiums	$3,456	$3,688

Direct benefits and claims, excluding reserve remeasurement	$2,082	$2,256
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(18)	(77)
Other	(15)	(27)
Assumed from other companies:
Retrocession activities	13	41
Other	4	10
Benefits and claims, excluding reserve remeasurement	$2,066	$2,203

Direct reserve remeasurement (gains) losses	$(57)	$(53)
Ceded reserve remeasurement gains (losses)	1	0
Assumed reserve remeasurement (gains) losses	0	0
Reserve remeasurement (gains) losses	$(56)	$(53)
Total benefits and claims, net	$2,010	$2,150

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining deferred reinsurance gain liability of $161 million and $175 million as of March 31, 2024 and December 31, 2023, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $178 million and $183 million as of March 31, 2024 and December 31, 2023, respectively. The allowance for credit losses related to the Company's reinsurance recoverable balance was $4 million and $10 million as of March 31, 2024 and December 31, 2023, respectively. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of March 31, 2024, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet its obligations, the Company remains liable for the reinsured claims.

Internal Reinsurance Transactions

Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. The inter-segment amounts associated with these internal reinsurance transactions are eliminated in consolidation.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2024	December 31, 2023
1.125% senior sustainability notes due March 2026	$398	$398
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	993	993
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	82	87
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	395	422
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	86	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	220	234
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	83	88
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	87	93
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	192	206
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	184	0
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	197	211
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	61	65
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	136	145
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	139	148
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	79	84
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	100	106
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	51	0
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	122	0
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	64	69
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	69	74
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	100	0
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	65	70
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	43	45
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	58	62
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	110	0
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	41	44
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	65	70
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	38	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	392	419
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion) (1)	198	211
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	131	140
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	79	84
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	197	210
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	130	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.38% in 2024 and .35% in 2023, principal amount ¥11.7 billion)	77	82
Variable interest rate loan due August 2029 (.48% in 2024 and .45% in 2023, principal amount ¥25.3 billion)	166	178
Variable interest rate loan due August 2032 (.63% in 2024 and .60% in 2023, principal amount ¥70.0 billion)	461	492
Finance lease obligations payable through 2030	6	6
Operating lease obligations payable through 2049	107	118
Total notes payable and lease obligations	$7,912	$7,364
(1) Redeemed in April 2024
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In March 2024, the Parent Company issued five series of senior notes totaling ¥75.0 billion through a private placement. The first series, which totaled ¥18.3 billion, bears interest at a fixed rate of 1.600% per annum, payable semi-annually, and will mature in March 2034. The second series, which totaled ¥15.0 billion, bears interest at a fixed rate of 1.740% per annum, payable semi-annually, and will mature in March 2036. The third series, which totaled ¥16.5 billion, bears interest at a fixed rate of 1.920% per annum, payable semi-annually, and will mature in March 2039. The fourth series, which totaled ¥5.7 billion, bears interest at a fixed rate of 2.160% per annum, payable semi-annually, and will mature in March 2044. The fifth series, which totaled ¥19.5 billion, bears interest at a fixed rate of 2.400% per annum, payable semi-annually, and will mature in March 2054. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.

In March 2024, the Parent Company issued three series of senior notes totaling ¥48.6 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥13.0 billion, bears interest at a fixed rate of 1.048% per annum, payable semi-annually, and will mature in March 2029. The second series, which totaled ¥27.9 billion, bears interest at a fixed rate of 1.412% per annum, payable semi-annually, and will mature in March 2031. The third series, which totaled ¥7.7 billion, bears interest at a fixed rate of 1.682% per annum, payable semi-annually, and will mature in March 2034. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in March 2029, March 2031 and March 2034 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after December 21, 2028, December 31, 2030 and September 21, 2033, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $46 million and $47 million for the three-month periods ended March 31, 2024 and 2023, respectively.

A summary of the Company's lines of credit as of March 31, 2024 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 6, 2024	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo Interbank Market Rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's USD short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	December 2, 2024	$250 million	$50 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2024	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2024	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2024	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2024	None	General corporate purposes
Aflac New York(1),(2)	uncommitted revolving	364 days	April 8, 2024	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than April 9, 2024	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2025	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 24, 2025	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in April 2024 with an expiration date of April 8, 2025
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	March 21, 2025	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than March 24, 2025	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 2, 2025	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2025	None	General corporate purposes
Aflac Digital Services Co., Ltd.(1)	uncommitted revolving	364 days	January 2, 2025	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2025	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 16, 2024	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than July 17, 2024	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	January 2, 2025	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than January 3, 2025	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	January 2, 2025	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than January 3, 2025	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2024. No events of default or defaults occurred during the three-month period ended March 31, 2024.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2024	2023
Common stock - issued:
Balance, beginning of period	1,355,398	1,354,079
Exercise of stock options and issuance of restricted shares	1,082	933
Balance, end of period	1,356,480	1,355,012
Treasury stock:
Balance, beginning of period	776,919	738,823
Purchases of treasury stock:
Share repurchase program	9,276	10,348
Other	457	347
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(212)	(239)
Exercise of stock options	(55)	(48)
Other	(183)	(171)
Balance, end of period	786,202	749,060
Shares outstanding, end of period	570,278	605,952

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended March 31,
(In thousands)	2024	2023
Anti-dilutive share-based awards	69	164

Share Repurchase Program

During the first three months of 2024, the Company repurchased 9.3 million shares of its common stock for $750 million as part of its share repurchase program. During the first three months of 2023, the Company repurchased 10.3 million shares of its common stock for $700 million as part of its share repurchase program. As of March 31, 2024, a remaining balance of 68.5 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(597)	86	(5)	1,065	1	550
Amounts reclassified from accumulated other comprehensive income (loss)	0	(133)	1	0	0	(132)
Net current-period other comprehensive income (loss)	(597)	(47)	(4)	1,065	1	418
Balance at March 31, 2024	$(4,666)	$1,092	$(26)	$(1,495)	$(7)	$(5,102)
All amounts in the table above are net of tax.

Three Months Ended March 31, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(54)	2,036	0	(2,794)	7	(805)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(45)	1	0	0	(44)
Net current-period other comprehensive income (loss)	(54)	1,991	1	(2,794)	7	(849)
Balance at March 31, 2023	$(3,618)	$1,289	$(26)	$(4,894)	$(29)	$(7,278)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2024
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$168	Net investment gains (losses)
	(35)	Tax (expense) or benefit(1)
	$133	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$132	Net of tax
(1) Based on 21% tax rate

(In millions)	Three Months Ended March 31, 2023
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$57	Net investment gains (losses)
	(12)	Tax (expense) or benefit(1)
	$45	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$44	Net of tax
(1) Based on 21% tax rate

11.    SHARE-BASED COMPENSATION

As of March 31, 2024, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2024, approximately 33.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2024, the only performance-based awards issued and outstanding were restricted stock awards and units.

Stock options and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock units and stock options generally vest on a ratable basis over three years. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2024.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	856	2.2	$45	$33.37
Exercisable	856	2.2	45	33.37

The Company received cash from the exercise of stock options in the amount of $5 million and $4 million during the first three months of 2024 and 2023, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $24 million in the first three months of 2024, compared with $17 million in the first three months of 2023.

As of March 31, 2024, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $74 million, of which $40 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.9 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31, 2024.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2023	2,308	$62.96
Granted in 2024	1,213	79.75
Canceled in 2024	(7)	67.50
Vested in 2024	(1,337)	49.24
Restricted stock at March 31, 2024	2,177	$72.33

In February 2024, the Company granted 303 thousand performance-based stock awards and units, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards and units with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage payout estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report.

12.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024. U.S. employees, including those that participated in the U.S. plan prior to the freeze, currently receive a nonelective 401(k) employer contribution.

The Company also maintains non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees. However, future benefits under the Company's Supplemental Executive Retirement Plan and Retirement Plan for Senior Officers were frozen effective January 1, 2024, provided that actively employed participants may continue to accrue service toward eligibility for early retirement benefits or delayed early retirement benefits.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $2 million for both the three-month periods ended March 31, 2024 and 2023. Total net periodic benefit cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4	$4	$0	$4	$0	$0
Interest cost	2	2	9	11	0	0
Expected return on plan assets	(2)	(2)	(7)	(9)	0	0
Amortization of net actuarial loss	0	0	0	0	0	0
Net periodic (benefit) cost	$4	$4	$2	$6	$0	$0

During the three months ended March 31, 2024, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2024) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

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

Guaranty fund assessments for the three-month periods ended March 31, 2024 and 2023 were immaterial.

For additional information regarding commitments and contingent liabilities, see Note 15 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2024 and 2023, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). In this MD&A, amounts may not foot due to rounding.

This MD&A is divided into the following sections:

EXECUTIVE SUMMARY
Company Overview
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the United States (U.S.). The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in Japan and the U.S. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). The Parent Company, other operating business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re Bermuda Ltd. (Aflac Re), and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other.
Performance Highlights
Total revenues were $5.4 billion in the first three months of 2024, compared with $4.8 billion in the first three months of 2023, reflecting net investment gains. Net earnings were $1.9 billion, or $3.25 per diluted share, in the first three months of 2024, compared with $1.2 billion, or $1.94 per diluted share, in the first three months of 2023.
Results in the first three months of 2024 included pretax net investment gains of $951 million, compared with pretax net investment gains of $123 million in the first three months of 2023. Net investment gains in the first three months of 2024 included an increase in credit loss allowances of $1 million; $703 million of net gains from certain derivative and foreign currency gains or losses; $76 million of net gains on equity securities; and $173 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended March 31, 2024 was 148.67, or 11.0% weaker than the average yen/dollar exchange rate(1) of 132.30 for the same period in 2023.
Adjusted earnings(2) in the first three months of 2024 were $961 million, or $1.66 per diluted share, compared with $953 million, or $1.55 per diluted share, in the first three months of 2023. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.08.
In the first three months of 2024, Aflac Incorporated repurchased $750 million, or 9.3 million of its common shares. At March 31, 2024, the Company had 68.5 million remaining shares authorized for repurchase.
Shareholders’ equity was $23.5 billion, or $41.27 per share, at March 31, 2024, compared with $22.0 billion, or $38.00 per share, at December 31, 2023. Shareholders’ equity at March 31, 2024 included a cumulative decrease of $1.5 billion from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.6 billion at December 31, 2023, and a net unrealized gain on investment securities and derivatives of $1.1 billion, compared with a net unrealized gain of $1.1 billion at December 31, 2023. Shareholders’ equity at March 31, 2024 also included an unrealized foreign currency translation loss of $4.7 billion, compared with an unrealized foreign currency translation loss of $4.1 billion at December 31, 2023. The annualized return on average shareholders’ equity in the first quarter of 2024 was 33.0%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $28.6 billion, or $50.22 per share at March 31, 2024, compared with $27.5 billion, or $47.55 per share, at December 31, 2023. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the first quarter of 2024 was 14.3%.
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

The Company defines the non-U.S. GAAP financial measures included in this document as follows:

•Adjusted earnings are adjusted revenues less benefits and adjusted expenses. Adjusted earnings per share (basic or diluted) are the adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The adjustments to both revenues and expenses account for certain items that are outside of management’s control because they tend to be driven by general economic conditions and events or are related to infrequent activities not directly associated with insurance operations. Adjusted revenues are U.S. GAAP total revenues excluding adjusted net investment gains and losses. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest from derivatives associated with notes payable but excluding any non-recurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance. Management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of the Company’s insurance operations on a consolidated basis and believes that a presentation of these financial measures is vitally important to an understanding of the underlying profitability drivers and trends of the Company’s insurance business. The most comparable U.S. GAAP financial measures for adjusted earnings and adjusted earnings per share (basic or diluted) are net earnings and net earnings per share, respectively.

•Adjusted net investment gains and losses are net investment gains and losses adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity, ii) net interest income/expense from foreign currency and interest rate derivatives associated with certain investment strategies, which are both reclassified to net investment income, and iii) the impact of interest from derivatives associated with notes payable, which is reclassified to interest expense as a component of total adjusted expenses. The Company considers adjusted net investment gains and losses important as it represents the remainder amount that is considered outside management’s control, while excluding the components that are within management’s control and are accordingly reclassified to net investment income and interest expense. The most comparable U.S. GAAP financial measure for adjusted net investment gains and losses is net investment gains and losses.

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in Corporate and other. These amortized hedge costs/income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight-line basis over the contractual term of the derivative. The Company believes that amortized hedge costs/income measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2024	2023	2024	2023
Net earnings	$1,879	$1,188	$3.25	$1.94
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(1,009)	(209)	(1.75)	(.34)
Other and non-recurring (income) loss	2	0	.00	.00
Income tax (benefit) expense on items excluded from adjusted earning	89	(26)	.15	(.04)
Adjusted earnings	961	953	1.66	1.55
Current period foreign currency impact (2)	44	N/A	.08	N/A
Adjusted earnings excluding current period foreign currency impact	$1,005	$953	$1.74	$1.55
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended March 31,
(In millions)	2024	2023
Net investment (gains) losses	$(951)	$(123)
Items impacting net investment (gains) losses:
Amortized hedge costs	(6)	(58)
Amortized hedge income	28	29
Net interest income (expense) from derivatives associated with certain investment strategies	(88)	(69)
Impact of interest from derivatives associated with notes payable	8	12
Adjusted net investment (gains) losses	$(1,009)	$(209)

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 13.4% for the three-month period ended March 31, 2024, compared with 11.5% for the same period in 2023. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2023 Annual Report.
The Company expects that its effective tax rate on adjusted earnings for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Item 1A. Risk Factors of the 2023 Annual Report for more information.

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

(In millions, except for share and per-share amounts)	March 31, 2024	December 31, 2023
U.S. GAAP book value	$23,537	$21,985
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,666)	(4,069)
Unrealized gains (losses) on securities and derivatives	1,066	1,117
Effect of changes in discount rate assumptions	(1,495)	(2,560)
Pension liability adjustment	(7)	(8)
Total accumulated other comprehensive income	(5,102)	(5,520)
Adjusted book value	$28,639	$27,505

Number of shares outstanding at end of period	570,278	578,479

U.S. GAAP book value per common share	$41.27	$38.00
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(8.18)	(7.03)
Unrealized gains (losses) on securities and derivatives per common share	1.87	1.93
Effect of changes in discount rate assumptions per common share	(2.62)	(4.43)
Pension liability adjustment per common share	(.01)	(.01)
Total accumulated other comprehensive income per common share	(8.95)	(9.54)
Adjusted book value per common share	$50.22	$47.55

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding the Impact of Foreign Currency)

The following table is a reconciliation of items impacting adjusted return on equity excluding the impact of foreign currency to the most directly comparable U.S. GAAP financial measure of return on equity for the three-month periods ended March 31.

	2024	2023
U.S. GAAP return on equity - net earnings (1)	33.0%	23.8%
Impact of excluding unrealized foreign currency translation gains (losses)	(5.1)	(3.2)
Impact of excluding unrealized gains (losses) on securities and derivatives	1.3	.2
Impact of excluding effect of changes in discount rate assumptions	(2.4)	(3.1)
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	(6.2)	(6.1)
U.S. GAAP return on equity less accumulated other comprehensive income	26.8	17.7
Differences between adjusted earnings and net earnings (2)	(13.1)	(3.5)
Adjusted return on equity - reported	13.7	14.2
Impact of foreign currency (3)	(.6)	N/A
Adjusted return on equity, excluding impact of foreign currency	14.3	14.2
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

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re, and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other. See Item 1. Business in the 2023 Annual Report for a summary of each segment's products and distribution channels.

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

Aflac Japan Summary of Operating Results

	In Dollars		In Yen
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions of dollars and billions of yen)	2024	2023	2024	2023
Net earned premiums	$1,816	$2,170	¥270	¥287
Net investment income: (1)
Yen-denominated investment income	231	263	34	35
U.S. dollar-denominated investment income	424	407	63	54
Net investment income	655	669	97	89
Amortized hedge costs related to certain foreign currency exposure management strategies	6	58	1	8
Adjusted net investment income	648	611	97	81
Other income (loss)	9	9	1	1
Total adjusted revenues	2,473	2,790	368	369
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,243	1,466	185	194
Reserve remeasurement (gains) losses	(26)	(13)	(4)	(2)
Total benefits and claims, net	1,217	1,453	181	192
Adjusted expenses:
Amortization of deferred policy acquisition costs	83	85	12	11
Insurance commissions	114	138	17	18
Insurance and other expenses	248	326	37	43
Total adjusted expenses	445	549	66	73
Total benefits and adjusted expenses	1,663	2,002	247	265
Pretax adjusted earnings	$810	$788	¥121	¥104
Weighted-average yen/dollar exchange rate	148.67	132.30	—	—
Percentage change over previous period
Net earned premiums	(16.3)%	(17.3)%	(6.0)%	(5.9)%
Adjusted net investment income	6.1	(10.1)	19.3	2.4
Total adjusted revenues	(11.4)	(15.8)	(.4)	(4.1)
Total benefits and claims, net	(16.2)	(18.3)	(5.9)	(7.1)
Adjusted expenses	(18.9)	(17.3)	(8.9)	(5.8)
Pretax adjusted earnings	2.8	(9.4)	15.6	3.2
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(79) and $(62) for the three-month periods ended March 31, 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended March 31, 2024, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥8 billion related to the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2023 and approximately ¥6 billion in limited-pay products reaching premium paid-up status.
•Adjusted net investment income increased primarily due to lower hedge costs of ¥7 billion, the weakening of the yen of ¥6 billion, higher variable net investment income of ¥5 billion and higher fixed rate income of ¥3 billion, partially offset by lower floating rate income due to the increase in loans on nonaccrual status.

•Total adjusted revenues decreased slightly primarily due to the decrease in net earned premiums mostly offset by the increase in adjusted net investment income.
•Total benefits and claims decreased primarily due to the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2023.
•Total adjusted expenses decreased primarily due to the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2023 as well as expense control efforts.
•Pretax adjusted earnings increased primarily due to the decrease in both total benefits and claims and total adjusted expenses.

Annualized premiums in force decreased 3.8% to ¥1.23 trillion as of March 31, 2024, compared with ¥1.28 trillion as of March 31, 2023. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.1 billion at March 31, 2024, compared with $9.6 billion at March 31, 2023. As of March 31, 2024, Aflac Japan exceeded 22 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months		Three Months
	2024	2023	2024	2023
Adjusted net investment income	19.3%	2.4%	10.7%	(5.9)%
Total adjusted revenues	(.4)	(4.1)	(2.3)	(5.8)
Pretax adjusted earnings	15.6	3.2	9.3	(3.0)

The following table presents a summary of operating ratios in yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the same period in the previous year.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2024	2023
Total benefits and claims, net	49.2%	52.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.3	3.1
Insurance commissions	4.6	4.9
Insurance and other expenses	10.0	11.7
Total adjusted expenses	18.0	19.7
Pretax adjusted earnings	32.8	28.2
Ratios to total premiums:
Total benefits and claims, net	67.0%	67.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.6	3.9

For the three-month period ended March 31, 2024, the total benefits and claims to total premiums ratio was flat. The total adjusted expense ratio decreased in the three-month period ended March 31, 2024 primarily due to the decrease in total adjusted expenses associated with the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2023 as well as expense control efforts. In total, the pretax adjusted profit margin increased in the three-month period ended March 31, 2024 primarily due to the lower expense ratio and a slight offsetting decrease in total adjusted revenues.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of March 31.

	2024	2023
Premium persistency	93.4%	93.9%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2024	2023	2024	2023
New annualized premium sales	$84	$100	¥12.5	¥13.2
Increase (decrease) over prior period	(15.5)%	(3.2)%	(5.1)%	10.8%

The decrease in new annualized premium sales on a yen basis in the first quarter of 2024 was primarily due to a decrease in the sales of first sector products.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2024	2023
Cancer	63.2%	59.9%
Medical and other health:
Medical	21.1	20.8
Income support	.3	.6
Life insurance:
Traditional life (1)	8.1	7.3
WAYS	5.3	8.9
Child endowment	.3	.6
Other	1.7	1.9
Total	100.0%	100.0%
(1) Includes term and whole life

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical, income support and other products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Moreover, in November 2022, Aflac Japan refreshed its first sector savings-type products WAYS and Child Endowment and began to actively promote sales of these products after having curtailed sales of both products beginning in 2013. The refreshment of these first sector products position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended March 31.

	2024	2023
Independent corporate and individual	48.9%	50.9%
Affiliated corporate (1)	48.0	45.4
Bank	3.1	3.7
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended March 31, 2024, Aflac Japan recruited 12 new sales agencies. At March 31, 2024, Aflac Japan was represented by approximately 6,900 sales agencies, with approximately 113,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At March 31, 2024, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of Japan Government Bonds (JGBs), public and private fixed maturity securities and public equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments, loan receivables, and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan invests in both publicly traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2024	2023
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$151
Private placements	67	273
Other fixed maturity securities	66	0
Equity securities	87	123
Commercial mortgage and other loans:
Other loans	0	77
Other investments	7	6
Total yen-denominated	$227	$630

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$1,548	$376
Infrastructure debt	60	0
Collateralized loan obligations	27	0
Commercial mortgage and other loans:
Transitional real estate loans	22	53
Middle market loans	142	150
Other investments	62	137
Total U.S. dollar-denominated	$1,861	$716
Total Aflac Japan purchases	$2,088	$1,346

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2024	2023
Total purchases for the period (in millions) (1)	$2,019	$1,203
New money yield (1),(2)	5.57%	5.18%
Return on average invested assets (3)	3.14	2.57
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.24%	3.13%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2024 was primarily due to higher allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2024	2023
Net earned premiums	$1,475	$1,428
Adjusted net investment income (1)	206	197
Other income	18	35
Total adjusted revenues	1,699	1,660
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	715	691
Reserve remeasurement (gains) losses	(30)	(40)
Total benefits and claims, net	686	651
Adjusted expenses:
Amortization of deferred policy acquisition costs	132	119
Insurance commissions	141	142
Insurance and other expenses	384	395
Total adjusted expenses	658	657
Total benefits and adjusted expenses	1,343	1,308
Pretax adjusted earnings	$356	$352
Percentage change over previous period:
Net earned premiums	3.3%	1.1%
Adjusted net investment income	4.6	7.1
Total adjusted revenues	2.3	1.3
Total benefits and claims, net	5.4	(2.3)
Adjusted expenses	.2	2.7
Pretax adjusted earnings	1.1	5.7
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(9) and $(7) for the three-month periods ended March 31, 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended March 31, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability, network dental and vision, and consumer markets businesses.
•Adjusted net investment income increased primarily due to higher variable income, higher short-term income and higher yielding asset classes.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims increased primarily due to growth of group life and disability and lower remeasurement gains reflecting actual experience.
•Total adjusted expenses increased slightly primarily due to higher deferred policy acquisition costs amortization and an offsetting decrease in insurance and other expenses.
•Pretax adjusted earnings increased primarily due to higher net earned premiums.

Annualized premiums in force increased 3.1% to $6.2 billion at March 31, 2024, compared with $6.0 billion at March 31, 2023.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same period in the previous year.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2024	2023
Total benefits and claims	40.4%	39.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.8	7.2
Insurance commissions	8.3	8.6
Insurance and other expenses	22.6	23.8
Total adjusted expenses	38.7	39.6
Pretax adjusted earnings	21.0	21.2
Ratios to total premiums:
Total benefits and claims	46.5%	45.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.9	8.3

For the three-month period ended March 31, 2024, the total benefits and claims to total premiums ratio increased primarily due to lower remeasurement gains. The total adjusted expense ratio decreased in the three-month period ended March 31, 2024 primarily due to higher total adjusted revenues. In total, the pretax adjusted profit margin decreased slightly in the three-month period ended March 31, 2024 primarily due to the higher total benefits and claims to total adjusted revenues ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of March 31.

	2024	2023
Premium persistency	78.7%	77.9%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2024	2023
New annualized premium sales	$298	$315
Increase (decrease) over prior period	(5.2)%	5.3%

The decrease in new annualized premium sales for Aflac U.S. in the first quarter of 2024 reflects continued strong underwriting discipline.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2024	2023
Accident	22.5%	23.5%
Disability	23.0	25.2
Critical care(1)	22.1	20.5
Hospital indemnity	15.1	15.9
Dental/vision	6.5	6.6
Life	10.8	8.3
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the first quarter of 2024, the Aflac U.S. sales force included an average of approximately 5,800 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

As previously reported in the 2023 Annual Report, in July 2023, the U.S. Department of Labor, U.S. Department of the Treasury and U.S. Department of Health and Human Services (the tri-agencies) issued a proposed joint rule that, as written, could have potentially imposed significant limitations on the structure of benefits for hospital indemnity and other fixed indemnity plans, including those sold by Aflac U.S. However, on March 28, 2024, the tri-agencies released the final regulations requiring expanded disclosures to consumers for hospital and fixed indemnity insurance. The final regulations, which become effective June 17, 2024, did not include the proposals relating to the regulation and tax treatment of hospital and fixed indemnity insurance. As such, the implementation of the final regulations is not anticipated to have a material impact on Aflac U.S. sales.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments, loan receivables, and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loan receivables.

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2024	2023
Fixed maturity securities:
Other fixed maturity securities	$401	$209
Infrastructure debt	24	0
Collateralized loan obligations	3	0
Equity securities	12	0
Commercial mortgage and other loans:
Transitional real estate loans	7	14
Middle market loans	72	19
Other investments	7	15
Total Aflac U.S. Purchases	$526	$257

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2024	2023
Total purchases for period (in millions) (1)	$519	$242
New money yield (1),(2)	6.66%	7.01%
Return on average invested assets (3)	4.87	4.74
Portfolio book yield, end of period (1),(2)	5.57%	5.46%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three-month period ended March 31, 2024 was primarily due to higher allocations to lower yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2024	2023
Net earned premiums	$165	$91
Net investment income (loss) (1)	51	7
Amortized hedge income related to certain foreign currency management strategies	28	29
Adjusted net investment income	79	36
Other income	3	2
Total adjusted revenues	247	129
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	108	46
Reserve remeasurement (gains) losses	(1)	0
Total benefits and claims, net	107	46
Adjusted expenses:
Interest expense	36	33
Other adjusted expenses	107	57
Total adjusted expenses	143	90
Total benefits and adjusted expenses	250	136
Pretax adjusted earnings	$(3)	$(7)
Percentage change over previous period:
Net earned premiums	81.3%	122.0%
Adjusted net investment income	119.4	140.0
Total adjusted revenues	91.5	74.3
Total benefits and claims, net	132.6	24.3
Total adjusted expenses	58.9	12.5
Pretax adjusted earnings	57.1	83.3
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $32 and $51 for the three-month periods ended March 31, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $33 and $52 for the three-month periods ended March 31, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

For the three-month period ended March 31, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher reinsurance activity resulting from agreements established in the fourth quarter of 2023.
•Adjusted net investment income increased due to higher Aflac Re consolidated investment income of $23 million primarily due to a higher volume of assets as part of the reinsurance agreements established in the fourth quarter of 2023 and $19 million due to a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense.
•Total adjusted revenues increased due to higher net earned premiums and higher adjusted net investment income.
•Total adjusted expenses increased primarily due to the higher reinsurance activity of $37 million as well as an increase in other general operating expenses.
•Pretax adjusted earnings increased due to higher total adjusted revenues partially offset by the higher total benefits and adjusted expenses.

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

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2024
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$52,100	$12,833	$5,197	$70,130
Held-to-maturity, fixed maturity securities, at amortized cost (1)	16,689	0	0	16,689
Equity securities	494	2	266	762
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,750	1,018	196	5,964
Commercial mortgage loans (1)	1,015	619	0	1,634
Middle market loans (1)	4,002	485	0	4,487
Other loans (1)	178	82	15	275
Other investments:
Policy loans	174	29	0	203
Short-term investments (2)	2,318	238	785	3,341
Limited partnerships	2,422	265	151	2,838
Real estate owned	205	48	0	253
Other	0	42	0	42
Investment in affiliate (3)	0	403	(403)	0
Total investments	84,347	16,064	6,207	106,618
Cash and cash equivalents	1,467	603	3,028	5,098
Total investments and cash	$85,814	$16,667	$9,235	$111,716
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

	December 31, 2023
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
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

The Company has invested in a variety of commercial mortgage loans (CMLs) and other loans including transitional real estate loans (TREs). The Company's TRE and CML investments are collateralized by commercial real estate, including some office properties. The Company considers these investments to be well diversified by geography and among property types. Further, the Company believes that the portfolio is generally well positioned with exposures concentrated in high quality underlying properties with institutional investors who are experienced in managing their assets during periods of market volatility.

While generally resilient, the Company's investments in TREs and CMLs have been affected by conditions in the commercial real estate market, with a greater impact on mortgages secured by office properties. The Company invested in certain TREs and CMLs that are currently in default of interest or maturity payments. The Company works with the affected borrowers to resolve specific situations through loan continuance with potential modifications, or through the process of foreclosure or deed in lieu of foreclosure. Since the third quarter of 2023, the Company has taken possession, through foreclosure or deed in lieu of foreclosure, of certain commercial real estate properties, which secured defaulted loans. Properties acquired by the Company through foreclosure and deed in lieu of foreclosure are reported as real estate owned (REO) in other investments in the Company's consolidated balance sheets.

The Company utilizes third-party asset managers to source, underwrite and manage each loan, as well as any resulting REO. The Company closely monitors the activities of these managers. In the event that a loan workout is necessary, the Company believes these external managers have the experience and resources to manage the process to maximize recovery.

The Company also monitors its commercial mortgage and other loan investments internally on an ongoing basis, including a review of loans' credit quality indicators and payment status as current, past due, restructured or under foreclosure. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning credit quality indicators, information on loans that are on nonaccrual status, and REO obtained through foreclosure or deed in lieu of foreclosure. See also Item 1A. Risk Factors of the 2023 Annual Report for a discussion of risk factors associated with the Company's investments.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.6%	1.7%	1.6%	1.6%
AA	6.1	6.3	5.7	5.9
A	67.7	66.4	68.1	67.2
BBB	23.1	23.9	22.9	23.5
BB or lower	1.5	1.7	1.7	1.8
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2024, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2024.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
KLM Royal Dutch Airlines	B	$128	$99	$(29)
Urban Renaissance Agency	A	161	132	(29)
JP Morgan Chase and Co.	A	206	183	(23)
Prologis LP	A	152	130	(22)
Alphabet Inc.	AA	85	67	(18)
Salesforce Inc	A	94	77	(17)
BASF	A	66	49	(17)
Nippon Prologis REIT Inc.	A	66	49	(17)
Citigroup Inc	A	153	137	(16)
Banco de Chile	A	132	116	(16)

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

Below-Investment-Grade Investments

	March 31, 2024
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$228	$228	$228	$0
Commerzbank	165	134	189	55
Telecom Italia SpA	132	132	171	39
KLM Royal Dutch Airlines	132	128	99	(29)
IKB Deutsche Industriebank AG	86	44	71	27
Generalitat de Catalunya	53	22	52	30
National Gas Co. Trinidad & Tobago	52	50	48	(2)
Hawaiian Electric Industries Inc	35	35	28	(7)
VTTI B.V.	20	20	19	(1)
Commonwealth of the Bahamas	18	17	14	(3)
Other Issuers	23	25	24	(1)
Subtotal (2)	944	835	943	108
High yield corporate bonds	583	459	543	84
Middle market loans	4,237	4,108	4,077	(31)
Grand Total	$5,764	$5,402	$5,563	$161
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

	March 31, 2024
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$37,754	$2,349	$(1,815)	$38,288	44.8%
Municipalities	2,392	211	(108)	2,495	2.8
Mortgage- and asset-backed securities	3,169	276	(60)	3,385	3.8
Public utilities	6,909	653	(213)	7,349	8.2
Electric	5,704	532	(139)	6,096	6.8
Natural Gas	665	76	(37)	705	.8
Other	540	45	(37)	548	.6
Sovereign and supranational	835	97	(11)	921	1.1
Banks/financial institutions	8,517	708	(326)	8,899	10.1
Banking	4,895	460	(178)	5,177	5.8
Insurance	1,816	160	(54)	1,923	2.2
Other	1,806	88	(94)	1,799	2.1
Other corporate	24,707	3,300	(969)	27,038	29.2
Basic Industry	2,121	342	(90)	2,373	2.5
Capital Goods	3,011	352	(133)	3,229	3.6
Communications	2,653	480	(46)	3,087	3.1
Consumer Cyclical	1,945	233	(39)	2,139	2.3
Consumer Non-Cyclical	5,740	735	(248)	6,227	6.8
Energy	2,195	444	(38)	2,601	2.6
Other	1,094	95	(66)	1,124	1.3
Technology	3,153	269	(157)	3,265	3.7
Transportation	2,795	350	(152)	2,993	3.3
Total fixed maturity securities	$84,283	$7,594	$(3,502)	$88,375	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2024		December 31, 2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$68,958	$71,961	$72,218	$75,622
Equity securities	597	597	838	838
Total publicly issued	69,555	72,558	73,056	76,460
Privately issued securities: (2)
Fixed maturity securities (3)	15,325	16,414	16,290	17,325
Equity securities	165	165	250	250
Total privately issued	15,490	16,579	16,540	17,575
Total investment securities	$85,045	$89,137	$89,596	$94,035
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2024	December 31, 2023
Privately issued reverse-dual currency securities	$3,507	$3,740
Publicly issued collateral structured as reverse-dual currency securities	1,154	1,232
Total reverse-dual currency securities	$4,661	$4,972
Reverse-dual currency securities as a percentage of total investment securities	5.5%	5.5%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2023 Annual Report for more information about market risk and the Company’s use of derivatives.

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

	Three Months
	2024	2023
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.0	$3.7
Amortized hedge income (cost) for period (in millions)	$2	$(39)
FX Options
FX option notional at the end of period (in billions) (1)	$24.7	$13.5
Amortized hedge income (cost) for period (in millions)	$(8)	$(19)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$2.3	$5.0
Amortized hedge income (cost) for period (in millions)	$28	$31
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$2.2
Amortized hedge income (cost) for period (in millions)	$0	$(2)
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

	March 31, 2024		December 31, 2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$10,729	$13,056	$10,924	$12,918
Equity securities	22	22	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,750	4,656	4,795	4,829
Commercial mortgage and other loans	1,015	881	1,075	948
Middle market loans (floating rate)	4,002	3,972	4,095	4,065
Other loans	110	108	112	111
Other investments	4,358	4,358	2,361	2,361
Total U.S. Dollar Program	24,986	27,053	23,384	25,254
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,948	2,848	2,081	2,902
Total U.S. dollar-denominated investments in Aflac Japan	$26,934	$29,901	$25,465	$28,156
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of March 31, 2024, some of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of March 31, 2024, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $338 million (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash inflows (outflows)	$(411)	$(579)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $6.6 billion as of March 31, 2024, with hedging instruments comprised of $4.3 billion of yen-denominated debt and $2.3 billion of foreign currency forwards and options, compared with $6.8 billion as of December 31, 2023, with hedging instruments comprised of $3.7 billion of yen-denominated debt and $3.1 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2024 and 2023, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

As part of the Company’s internal reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company, and may enter into such forwards with third parties, to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and liabilities, which are mostly denominated in yen, in order to support and optimize Bermuda Monetary Authority (BMA) capital requirements. For additional information on the Company's internal reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A and Note 8 of the Notes to Consolidated Financial Statements in the 2023 Annual Report.

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2023 Annual Report.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	March 31, 2024	December 31, 2023	% Change
Aflac Japan	$5,234	$5,559	(5.8)%	(1)
Aflac U.S.	3,585	3,573	.3
Total	$8,819	$9,132	(3.4)%
(1) Aflac Japan’s deferred policy acquisition costs increased .5% in yen during the three months ended March 31, 2024.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	March 31, 2024	December 31, 2023	% Change
Aflac Japan	$75,080	$81,167	(7.5)%	(1)
Aflac U.S.	11,366	11,600	(2.0)
Corporate and other	3,655	3,979	(8.1)
Intercompany eliminations(2)	(4,737)	(5,147)	(8.0)
Total	$85,364	$91,599	(6.8)%
(1) Aflac Japan’s policy liabilities decreased 1.3% in yen during the three months ended March 31, 2024.
(2) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture of a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company's policy liabilities.

BENEFIT PLANS

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the three-month periods ended March 31, 2024 and 2023.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2024 and 2023 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At March 31, 2024, the Company held $5.1 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2024	2023
Management fees paid by subsidiaries	$41	$38
Dividends declared or paid by subsidiaries	658	780

The following table details Aflac Japan remittances, which are included in the totals above, for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2024	2023
Aflac Japan management fees paid to Parent Company	$17	$16
Aflac Japan dividends declared or paid to Parent Company (in dollars)	433	505
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥63.9	¥67.3

The Company intends to maintain higher than historical levels of liquidity and capital at the Parent Company for stress conditions and with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a population of unhedged U.S. dollar-denominated investments at Aflac Japan and to consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the Hedging Activities subsection of this MD&A for additional information.

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends. For additional information, see the Liquidity and Capital Resources section of Item 7. MD&A in the 2023 Annual Report.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2024. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of March 31, 2024, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2023 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2024	2023
Operating activities	$849	$890
Investing activities	227	(77)
Financing activities	(256)	(933)
Exchange effect on cash and cash equivalents	(28)	(14)
Net change in cash and cash equivalents	$792	$(134)

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of March 31, 2024, of the $400 million committed, approximately $282 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2024, Aflac U.S. borrowed and repaid $111 million under this program. As of March 31, 2024, Aflac U.S. had outstanding borrowings of $652 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and, from time to time, debt issuances and redemptions.

In March 2024, the Parent Company issued five series of senior notes totaling ¥75.0 billion through a private placement. The first series, which totaled ¥18.3 billion, bears interest at a fixed rate of 1.600% per annum, payable semi-annually, and will mature in March 2034. The second series, which totaled ¥15.0 billion, bears interest at a fixed rate of 1.740% per annum, payable semi-annually, and will mature in March 2036. The third series, which totaled ¥16.5 billion, bears interest at a fixed rate of 1.920% per annum, payable semi-annually, and will mature in March 2039. The fourth series, which totaled ¥5.7 billion, bears interest at a fixed rate of 2.160% per annum, payable semi-annually, and will mature in March 2044. The fifth series, which totaled ¥19.5 billion, bears interest at a fixed rate of 2.400% per annum, payable semi-annually, and will mature in March 2054. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.

In March 2024, the Parent Company issued three series of senior notes totaling ¥48.6 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥13.0 billion, bears interest at a fixed rate of 1.048% per annum, payable semi-annually, and will mature in March 2029. The second series, which totaled ¥27.9 billion, bears interest at a fixed rate of 1.412% per annum, payable semi-annually, and will mature in March 2031. The third series, which totaled ¥7.7 billion, bears interest at a fixed rate of 1.682% per annum, payable semi-annually, and will mature in March 2034. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in March 2029, March 2031 and March 2034 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after December 21, 2028, December 31, 2030 and September 21, 2033, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

Cash returned to shareholders through treasury stock purchases and dividends was $1.0 billion during the three-month period ended March 31, 2024, compared with $948 million during the three-month period ended March 31, 2023.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2024	2023
Treasury stock purchases	$750	$700
Number of shares purchased:
Share repurchase program	9,276	10,348
Other	457	347
Total shares purchased	9,733	10,695

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2024	2023
Stock issued from treasury:
Cash financing	$6	$2
Noncash financing	20	18
Total stock issued from treasury	$26	$20
Number of shares issued	450	458

As of March 31, 2024, a remaining balance of 68.5 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.50 per share in the first quarter of 2024, compared with $.42 per share in the first quarter of 2023. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2024	2023
Dividends paid in cash	$278	$248
Dividends through issuance of treasury shares	10	9
Total dividends to shareholders	$288	$257

In April 2024, the board of directors declared the second quarter cash dividend of $.50 per share, an increase of 19.0% compared with the same period in 2023. The dividend is payable on June 3, 2024 to shareholders of record at the close of business on May 22, 2024.

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

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be reclassified as available-for-sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available-for-sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

As of March 31, 2024, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

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

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2024, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 78% of its liabilities are reported as of March 31, 2024, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
There have been no changes in the items the Company has identified as critical accounting estimates during the three-month period ended March 31, 2024. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2023 Annual Report.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2023 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2024, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	77,745,381
February 1 - February 29	5,308,570		78.58	4,859,803	72,885,578
March 1 - March 31	4,424,657		83.34	4,416,656	68,468,922
Total	9,733,227	(1)	$80.75	9,276,459	68,468,922	(2)
(1) During the first three months of 2024, 456,768 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at March 31, 2024, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 5.    Other Information

Insider Trading Arrangements

During the first quarter of 2024, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	4.1	-	Thirty-Eighth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.048% Senior Note due 2029) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.1.
	4.2	-	Thirty-Ninth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.412% Senior Note due 2031) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.2.
	4.3	-	Fortieth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.682% Senior Note due 2034) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.3.
	31.1	-	Certification of CEO dated May 2, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated May 2, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated May 2, 2024, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

Glossary of Selected Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use certain performance metrics and other terms which are defined below.

Adjusted Net Investment Income - Net Investment Income adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and ii) net interest income/expense from foreign currency and interest rate derivatives associated with certain investment strategies, which are reclassified from net investment gains and losses to net investment income. The Company considers adjusted net investment income important because it provides a more comprehensive understanding of the costs and income associated with the Company's investments and related hedging strategies. The metric is used in segment reporting as a component of segment profitability.

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

Aflac Incorporated

May 2, 2024	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

May 2, 2024	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer