Form 10-Q
period 2024-06-30
AFLAC INC
filed 2024-08-01
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 560,026,311 shares of the issuer's common stock were outstanding as of July 24, 2024.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2024	2023	2024	2023
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,325	$3,573	$6,781	$7,262
Net investment income	1,095	999	2,095	1,942
Net investment gains (losses)	696	555	1,647	678
Other income (loss)	22	45	52	90
Total revenues	5,138	5,172	10,575	9,972
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	1,972	2,152	4,039	4,354
Reserve remeasurement (gains) losses	(51)	(54)	(107)	(107)
Total benefits and claims, net	1,921	2,098	3,932	4,247
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	208	202	424	407
Insurance commissions	246	268	501	547
Insurance and other expenses	694	728	1,431	1,505
Interest expense	50	51	97	99
Total acquisition and operating expenses	1,198	1,249	2,453	2,558
Total benefits and expenses	3,119	3,347	6,385	6,805
Earnings before income taxes	2,019	1,825	4,190	3,167
Income taxes	264	191	556	345
Net earnings	$1,755	$1,634	$3,634	$2,822
Net earnings per share:
Basic	$3.11	$2.72	$6.38	$4.66
Diluted	3.10	2.71	6.35	4.64
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	564,573	600,742	569,730	605,945
Diluted	566,838	602,929	572,160	608,411
Cash dividends per share	$.50	$.42	$1.00	$.84
(1) Includes a gain (loss) of $(2) and $(1) for the three-month periods and $(5) and $(1) for the six-month periods ended June 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2024	2023	2024	2023
Net earnings	$1,755	$1,634	$3,634	$2,822
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(340)	(439)	(838)	(482)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(829)	890	(727)	3,468
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(50)	(27)	(218)	(84)
Unrealized gains (losses) on derivatives during period	6	1	0	2
Effect of changes in discount rate assumptions during period	3,698	(209)	5,044	(3,745)
Pension liability adjustment during period	2	58	4	67
Total other comprehensive income (loss) before income taxes	2,487	274	3,265	(774)
Income tax expense (benefit) related to items of other comprehensive income (loss)	677	334	1,037	135
Other comprehensive income (loss), net of income taxes	1,810	(60)	2,228	(909)
Total comprehensive income (loss)	$3,565	$1,574	$5,862	$1,913
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2024 and 2023, amortized cost $61,934 in 2024 and $67,807 in 2023)	$62,582	$69,578
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,669 in 2024 and $2,882 in 2023)	3,677	3,712
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2024 and $5 in 2023 (fair value $16,570 in 2024 and $19,657 in 2023)	15,685	17,819
Equity securities, at fair value	728	1,088
Commercial mortgage and other loans, net of allowance for credit losses of $238 in 2024 and $274 in 2023 (includes $9,454 in 2024 and $10,150 in 2023 of consolidated variable interest entities)	11,795	12,527
Other investments (includes $2,571 in 2024 and $2,381 in 2023 of consolidated variable interest entities)	7,102	4,530
Cash and cash equivalents	6,060	4,306
Total investments and cash	107,629	113,560
Receivables	880	848
Accrued investment income	726	731
Deferred policy acquisition costs	8,550	9,132
Property and equipment, at cost less accumulated depreciation	398	445
Other	1,985	2,008
Total assets	$120,168	$126,724
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$70,339	$83,718
Unpaid policy claims	359	261
Unearned premiums	1,216	1,451
Other policyholders’ funds	5,439	6,169
Total policy liabilities	77,353	91,599
Income taxes	752	154
Payables for return of cash collateral on loaned securities	4,493	1,503
Notes payable and lease obligations	7,430	7,364
Other	4,093	4,119
Total liabilities	94,121	104,739
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2024 and 2023; issued 1,356,618 shares in 2024 and 1,355,398 shares in 2023	136	136
Additional paid-in capital	2,835	2,771
Retained earnings	51,345	47,993
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(5,091)	(4,069)
Unrealized gains (losses) on fixed maturity securities	401	1,139
Unrealized gains (losses) on derivatives	(22)	(22)
Effect of changes in discount rate assumptions	1,425	(2,560)
Pension liability adjustment	(5)	(8)
Treasury stock, at average cost	(24,977)	(23,395)
Total shareholders’ equity	26,047	21,985
Total liabilities and shareholders’ equity	$120,168	$126,724
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
Net earnings	0	0	1,879	0	0	1,879
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(597)	0	(597)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(47)	0	(47)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(4)	0	(4)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,065	0	1,065
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	18	0	0	0	18
Purchases of treasury stock	0	0	0	0	(793)	(793)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2024	$136	$2,806	$49,872	$(5,102)	$(24,175)	$23,537
Net earnings	0	0	1,755	0	0	1,755
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(425)	0	(425)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(691)	0	(691)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	4	0	4
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	2,920	0	2,920
Pension liability adjustment during period, net of income taxes	0	0	0	2	0	2
Dividends to shareholders (1) ($.50 per share)	0	0	(282)	0	0	(282)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	12	0	0	0	12
Purchases of treasury stock	0	0	0	0	(810)	(810)
Treasury stock reissued	0	15	0	0	8	23
Balance at June 30, 2024	$136	$2,835	$51,345	$(3,292)	$(24,977)	$26,047
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2024	2023
Cash flows from operating activities:
Net earnings	$3,634	$2,822
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	19	(35)
Capitalization of deferred policy acquisition costs	(508)	(525)
Amortization of deferred policy acquisition costs	424	407
Increase in policy liabilities	(43)	(37)
Change in income tax liabilities	(221)	(420)
Net investment (gains) losses	(1,647)	(678)
Other, net	(554)	(202)
Net cash provided (used) by operating activities	1,104	1,332
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	3,598	1,548
Equity securities	550	244
Held-to-maturity fixed maturity securities	1	2
Commercial mortgage and other loans	952	728
Costs of investments acquired:
Available-for-sale fixed maturity securities	(3,357)	(1,817)
Equity securities	(179)	(191)
Commercial mortgage and other loans	(512)	(588)
Other investments, net	(2,284)	(1,492)
Settlement of derivatives, net	(106)	(289)
Cash received (pledged or returned) as collateral, net	3,375	3,427
Other, net	256	(84)
Net cash provided (used) by investing activities	2,294	1,488
Cash flows from financing activities:
Purchases of treasury stock	(1,550)	(1,400)
Proceeds from borrowings	823	0
Principal payments under debt obligations	(194)	0
Dividends paid to shareholders	(550)	(491)
Change in investment-type contracts, net	(103)	(64)
Treasury stock reissued	12	5
Other, net	(14)	6
Net cash provided (used) by financing activities	(1,576)	(1,944)
Effect of exchange rate changes on cash and cash equivalents	(68)	(99)
Net change in cash and cash equivalents	1,754	777
Cash and cash equivalents, beginning of period	4,306	3,943
Cash and cash equivalents, end of period	$6,060	$4,720
Supplemental disclosures of cash flow information:
Income taxes paid	$777	$765
Interest paid	87	94
Noncash interest	11	6
Noncash real estate acquired in satisfaction of debt	294	0
Noncash financing activities:
Lease obligations	20	43
Treasury stock issued for:
Associate stock bonus	10	9
Shareholder dividend reinvestment	21	19
Share-based compensation grants	6	5
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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2024 and December 31, 2023, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2024 and 2023, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2024 and 2023 and June 30, 2024 and 2023, and the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

For the six-month period ended June 30, 2023, an immaterial reclassification was made to the consolidated statement of cash flows related to investments in limited partnerships resulting in an increase to net cash flows provided by operating activities of $245 million with a corresponding decrease to net cash flows provided by investing activities.

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 56% in the three- and six-month periods ended June 30, 2024 and 60% in the three- and six-month periods ended June 30, 2023. The percentage of the Company's total assets attributable to Aflac Japan was 77% at June 30, 2024, compared with 80% at December 31, 2023.

Information regarding operations by reportable segment and Corporate and other follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,715	$2,064	$3,531	$4,234
Adjusted net investment income	725	637	1,374	1,248
Other income	7	9	14	18
Total adjusted revenue Aflac Japan	2,447	2,710	4,919	5,500
Aflac U.S.:
Net earned premiums	1,455	1,425	2,930	2,853
Adjusted net investment income	218	203	424	400
Other income	11	35	30	70
Total adjusted revenue Aflac U.S.	1,684	1,663	3,384	3,323
Corporate and other (2)	249	140	497	268
Total adjusted revenues	4,380	4,513	8,800	9,091
Net investment gains (losses)	696	555	1,647	678
Reconciling items:
Amortized hedge costs	7	63	13	122
Amortized hedge income	(34)	(38)	(62)	(67)
Net interest (income) expense from derivatives associated with certain investment strategies	89	79	177	148
Total revenues	$5,138	$5,172	$10,575	$9,972
(1) Includes a gain (loss) of $(2) and $(1) for the three-month periods and $(5) and $(1) for the six-month periods ended June 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $30 and $53 for the three-month periods and $62 and $105 for the six-month periods ended June 30, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $31 and $56 for the three-month periods and $64 and $108 for the six-month periods ended June 30, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Pretax earnings:
Aflac Japan (1)	$864	$822	$1,674	$1,610
Aflac U.S.	383	369	739	721
Corporate and other (2)	23	(52)	21	(58)
Pretax adjusted earnings	1,270	1,139	2,434	2,273
Other income (loss)	0	35	(2)	35
Net investment gains (losses)	696	555	1,647	678
Reconciling items:
Amortized hedge costs	7	63	13	122
Amortized hedge income	(34)	(38)	(62)	(67)
Net interest (income) expense from derivatives associated with certain investment strategies	89	79	177	148
Impact of interest from derivatives associated with notes payable	(9)	(8)	(17)	(22)
Total earnings before income taxes	$2,019	$1,825	$4,190	$3,167
Income taxes applicable to pretax adjusted earnings	$235	$186	$438	$366
Effect of foreign currency translation on after-tax adjusted earnings	(37)	(25)	(81)	(66)
(1) Includes a gain (loss) of $(2) and $(1) for the three-month periods and $(5) and $(1) for the six-month periods ended June 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2)The change in value of federal historic rehabilitation and solar investments in partnerships of $30 and $53 for the three-month periods and $62 and $105 for the six-month periods ended June 30, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $31 and $56 for the three-month periods and $64 and $108 for the six-month periods ended June 30, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

The Company's total assets were as follows:

(In millions)	June 30, 2024	December 31, 2023
Assets:
Aflac Japan	$92,708	$101,541
Aflac U.S.	21,755	21,861
Corporate and other	5,705	3,322
Total assets	$120,168	$126,724

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	June 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,952	$0	$524	$2,376	$18,100
Municipalities	853	0	71	74	850
Mortgage- and asset-backed securities	345	0	4	22	327
Public utilities	2,821	0	220	94	2,947
Sovereign and supranational	326	0	17	7	336
Banks/financial institutions	5,258	0	294	332	5,220
Other corporate	5,189	0	611	287	5,513
Total yen-denominated	34,744	0	1,741	3,192	33,293
U.S. dollar-denominated:
U.S. government and agencies	184	0	1	4	181
Municipalities	1,206	0	76	49	1,233
Mortgage- and asset-backed securities	3,064	0	356	44	3,376
Public utilities	3,603	0	426	150	3,879
Sovereign and supranational	93	0	34	3	124
Banks/financial institutions	3,090	0	439	50	3,479
Other corporate	18,619	0	2,898	823	20,694
Total U.S. dollar-denominated	29,859	0	4,230	1,123	32,966
Total securities available-for-sale	$64,603	$0	$5,971	$4,315	$66,259

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,067	$0	$1,040	$1,696	$22,411
Municipalities	968	0	115	58	1,025
Mortgage- and asset-backed securities	215	0	6	11	210
Public utilities	3,757	0	325	82	4,000
Sovereign and supranational	373	0	24	7	390
Banks/financial institutions	5,896	0	320	365	5,851
Other corporate	5,898	0	699	294	6,303
Total yen-denominated	40,174	0	2,529	2,513	40,190
U.S. dollar-denominated:
U.S. government and agencies	191	0	2	4	189
Municipalities	1,246	0	65	38	1,273
Mortgage- and asset-backed securities	2,748	0	184	56	2,876
Public utilities	3,346	0	360	114	3,592
Sovereign and supranational	122	0	33	8	147
Banks/financial institutions	2,676	0	359	51	2,984
Other corporate	20,186	0	2,518	665	22,039
Total U.S. dollar-denominated	30,515	0	3,521	936	33,100
Total securities available-for-sale	$70,689	$0	$6,050	$3,449	$73,290

	June 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,040	$2	$15,038	$834	$5	$15,867
Municipalities	232	0	232	24	0	256
Public utilities	31	0	31	1	0	32
Sovereign and supranational	371	3	368	30	0	398
Other corporate	16	0	16	1	0	17
Total yen-denominated	15,690	5	15,685	890	5	16,570
Total securities held-to-maturity	$15,690	$5	$15,685	$890	$5	$16,570

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,085	$2	$17,083	$1,746	$0	$18,829
Municipalities	266	0	266	41	0	307
Public utilities	34	0	34	4	0	38
Sovereign and supranational	421	3	418	44	0	462
Other corporate	18	0	18	3	0	21
Total yen-denominated	17,824	5	17,819	1,838	0	19,657
Total securities held-to-maturity	$17,824	$5	$17,819	$1,838	$0	$19,657

	June 30, 2024	December 31, 2023
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$482	$751
U.S. dollar-denominated	246	252
Other currencies	0	85
Total equity securities	$728	$1,088

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first six months of 2024 and 2023, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2024, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,214	$1,265
Due after one year through five years	6,729	7,665
Due after five years through 10 years	17,527	18,946
Due after 10 years	35,724	34,680
Mortgage- and asset-backed securities	3,409	3,703
Total fixed maturity securities available-for-sale	$64,603	$66,259
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	33	34
Due after five years through 10 years	8,366	8,956
Due after 10 years	7,286	7,580
Total fixed maturity securities held-to-maturity	$15,685	$16,570
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2024			December 31, 2023
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$34,111	$33,114	A+	$39,151	$40,222
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$6	$7	$40	$8
Gross losses from sales	(27)	(6)	(309)	(9)
Foreign currency gains (losses)	71	26	487	85
Other investments:
Gross gains (losses) from sales and redemptions	5	(3)	10	(3)
Total sales and redemptions	55	24	228	81
Equity securities	11	(9)	87	(12)
Credit losses:
Fixed maturity securities held-to-maturity	0	0	0	1
Commercial mortgage and other loans	(21)	(2)	(28)	(33)
Impairment losses	0	0	0	0
Loan commitments	2	1	3	4
Reinsurance recoverables and other	0	0	5	(3)
Total credit losses	(19)	(1)	(20)	(31)
Derivatives and other:
Derivative gains (losses)	(275)	(594)	(490)	(577)
Foreign currency gains (losses)	924	1,135	1,842	1,217
Total derivatives and other	649	541	1,352	640
Total net investment gains (losses)	$696	$555	$1,647	$678

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2024 that relate to equity securities held at the June 30, 2024 reporting date were $15 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2023 that relate to equity securities held at the June 30, 2023 reporting date were $16 million.

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2024 that relate to equity securities held at the June 30, 2024 reporting date were $70 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2023 that relate to equity securities held at the June 30, 2023 reporting date were $21 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2024	December 31, 2023
Unrealized gains (losses) on securities available-for-sale	$1,656	$2,601
Deferred income taxes	(1,255)	(1,462)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$401	$1,139

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$114	$4	$38	$1	$76	$3
Japan government and agencies:
Yen-denominated	8,156	2,376	2,577	574	5,579	1,802
Municipalities:
U.S. dollar-denominated	670	49	29	1	641	48
Yen-denominated	339	74	123	4	216	70
Mortgage- and asset- backed securities:
U.S. dollar-denominated	684	44	167	1	517	43
Yen-denominated	223	22	41	0	182	22
Public utilities:
U.S. dollar-denominated	1,438	150	445	15	993	135
Yen-denominated	951	94	492	18	459	76
Sovereign and supranational:
U.S. dollar-denominated	14	3	0	0	14	3
Yen-denominated	25	7	0	1	25	6
Banks/financial institutions:
U.S. dollar-denominated	753	50	345	8	408	42
Yen-denominated	3,132	332	450	23	2,682	309
Other corporate:
U.S. dollar-denominated	6,336	823	1,473	43	4,863	780
Yen-denominated	1,719	287	429	19	1,290	268
Total	$24,554	$4,315	$6,609	$708	$17,945	$3,607

	December 31, 2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$123	$4	$53	$1	$70	$3
Japan government and agencies:
Yen-denominated	8,393	1,696	1,657	303	6,736	1,393
Municipalities:
U.S. dollar-denominated	703	38	31	1	672	37
Yen-denominated	301	58	34	0	267	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	925	56	340	6	585	50
Yen-denominated	58	11	0	0	58	11
Public utilities:
U.S. dollar-denominated	1,120	114	228	4	892	110
Yen-denominated	1,028	82	444	13	584	69
Sovereign and supranational:
U.S. dollar-denominated	35	8	0	0	35	8
Yen-denominated	60	7	0	0	60	7
Banks/financial institutions:
U.S. dollar-denominated	655	51	159	4	496	47
Yen-denominated	3,673	365	186	4	3,487	361
Other corporate:
U.S. dollar-denominated	6,380	665	799	19	5,581	646
Yen-denominated	1,948	294	308	9	1,640	285
Total	$25,402	$3,449	$4,239	$364	$21,163	$3,085

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

However, from time to time the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit loss allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have a credit loss allowance as of June 30, 2024. Refer to the Allowance for Credit Losses section below for additional information.

As of June 30, 2024 and December 31, 2023, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

(In millions)	June 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,635	13.6%	$1,807	14.1%
Retail	337	2.8	473	3.7
Apartments/Multi-Family	2,438	20.3	2,608	20.4
Industrial	115	1.0	157	1.2
Hospitality	712	5.9	814	6.4
Other	432	3.6	255	2.0
Total transitional real estate loans	5,669	47.2	6,114	47.8
Commercial mortgage loans:
Office	354	2.9	359	2.8
Retail	218	1.8	301	2.4
Apartments/Multi-Family	579	4.8	586	4.6
Industrial	442	3.7	463	3.6
Other	15	.1	0	0.0
Total commercial mortgage loans	1,608	13.3	1,709	13.4
Middle market loans	4,489	37.3	4,677	36.5
Other loans	267	2.2	301	2.3
Total commercial mortgage and other loans	$12,033	100.0%	$12,801	100.0%
Allowance for credit losses	(238)		(274)
Total net commercial mortgage and other loans	$11,795		$12,527
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (13%) and Florida (9%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of June 30, 2024, the Company had $400 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $25 million and $24 million for a short-term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company had commitments of approximately $741 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of contracted solar and wind assets generating cash flow for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade. As of June 30, 2024, the Company had commitments of approximately $5 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

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

The following tables present as of June 30, 2024 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$615	$513	$36	$143	$1,307
60%-69.99%	0	114	394	673	18	605	1,804
70%-79.99%	0	14	814	812	83	173	1,896
80% or greater	0	0	219	214	80	149	662
Total	$0	$128	$2,042	$2,212	$217	$1,070	$5,669
Current-period gross writeoffs:	$0	$0	$0	$5	$0	$10	$15

Commercial Mortgage Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$33	$0	$294	$58	$952	$1,337	2.64
60%-69.99%	13	0	0	0	0	39	52	1.31
70%-79.99%	0	0	0	0	0	86	86	1.26
80% or greater	0	0	0	0	0	133	133	0.51
Total	$13	$33	$0	$294	$58	$1,210	$1,608	2.34
Weighted Average DSCR	1.21	2.58	0.00	2.93	2.61	2.20
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$10	$15	$62	$103	$94	$93	$16	$393
BB	85	41	367	415	280	499	81	1,768
B	111	45	246	563	249	620	42	1,876
CCC	0	0	22	78	90	140	16	346
CC	0	0	0	0	0	8	0	8
C and lower	0	0	0	6	0	90	2	98
Total	$206	$101	$697	$1,165	$713	$1,450	$157	$4,489
Current-period gross writeoffs:	$0	$0	$0	$27	$0	$23	$0	$50

Other Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$22	$76	$0	$0	$0	$0	$98
AA	0	0	22	3	0	0	0	25
BBB	5	64	0	0	0	0	0	69
BB	0	0	75	0	0	0	0	75
Total	$5	$86	$173	$3	$0	$0	$0	$267
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first six months of 2024 and 2023. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded.

Of these loans, 2% of TREs with an amortized cost of $121 million and 6% of TREs with an amortized cost of $332 million were modified in the form of interest rate reductions and other-than-insignificant payment delays during the three- and six-month periods ended June 30, 2024, respectively. The modifications resulted in a reduction in the weighted-average contractual interest rate from 8.1% to 7.8% for the three-month period and 8.2% to 7.3% for the six-month period ended June 30, 2024, respectively.

Additionally, an immaterial percentage of MMLs were modified in the form of principal forgiveness during each of the three- and six-month periods ended June 30, 2024. The modifications resulted in forgiveness of principal of $15 million, resulting in a remaining amortized cost of $2 million as of June 30, 2024.

Loan modifications for the three- and six-month periods ended June 30, 2023 were immaterial.

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	June 30, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,934	$217	$518	$735	$5,669	$475
Commercial mortgage loans	1,587	0	21	21	1,608	21
Middle market loans	4,384	62	43	105	4,489	43
Other loans	247	0	20	20	267	0
Total	$11,152	$279	$602	$881	$12,033	$539
(1) As of June 30, 2024, there were $106 of loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$5,481	$108	$525	$633	$6,114	$633
Commercial mortgage loans	1,676	33	0	33	1,709	0
Middle market loans	4,592	0	85	85	4,677	85
Other loans	301	0	0	0	301	0
Total	$12,050	$141	$610	$751	$12,801	$718
(1) As of December 31, 2023, there were no loans that were 90 days or more past due that continued to accrue interest.

For the three- and six-month periods ended June 30, 2024 and June 30, 2023, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $68 million and $160 million had no credit loss allowance as of June 30, 2024 and December 31, 2023, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of June 30, 2024, MMLs with an amortized cost of $4 million were on nonaccrual status without an allowance for credit losses. As of December 31, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

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

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $14.9 billion amortized cost as of June 30, 2024 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended June 30, 2024:
Balance at March 31, 2024	$(114)	$(19)	$(99)	$(15)	$(5)	$0	$(252)
(Addition to) release of allowance for credit losses	(24)	2	1	2	0	0	(19)
Writeoffs, net of recoveries	15	0	0	0	0	0	15
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2024	$(123)	$(17)	$(98)	$(13)	$(5)	$0	$(256)
Three Months Ended June 30, 2023:
Balance at March 31, 2023	$(65)	$(9)	$(149)	$(21)	$(6)	$0	$(250)
(Addition to) release of allowance for credit losses	(11)	0	9	1	0	0	(1)
Writeoffs, net of recoveries	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	1	0	1
Balance at June 30, 2023	$(76)	$(9)	$(140)	$(20)	$(5)	$0	$(250)
Six Months Ended June 30, 2024:
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(Addition to) release of allowance for credit losses	(26)	(1)	(2)	3	0	0	(26)
Writeoffs, net of recoveries	15	0	50	0	0	0	65
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2024	$(123)	$(17)	$(98)	$(13)	$(5)	$0	$(256)
Six Months Ended June 30, 2023:
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(24)	$(7)	$0	$(223)
(Addition to) release of allowance for credit losses	(22)	0	(11)	4	1	0	(28)
Writeoffs, net of recoveries	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	1	0	1
Balance at June 30, 2023	$(76)	$(9)	$(140)	$(20)	$(5)	$0	$(250)

As of June 30, 2024, the Company identified additional TREs with an amortized cost of $267 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of June 30, 2024, the Company established a credit allowance of $33 million for $656 million of loans for which the fair value of the collateral was below the amortized cost of the loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2024	December 31, 2023
Other investments:
Policy loans	$195	$214
Short-term investments (1)	3,380	1,304
Limited partnerships (2)	2,983	2,750
Real estate owned	497	227
Other	47	35
Total other investments	$7,102	$4,530
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

Real estate owned (REO) consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of June 30, 2024, all REO was classified as held-and-used for the production of income and is carried at cost less accumulated depreciation. As of December 31, 2023, $210 million of REO was classified as held-and-used with the remaining $17 million classified as held-for-sale, which is carried at the lower of depreciated cost or fair value less cost to sell and is not further depreciated once classified as such. Depreciation expense was $3 million and $4 million for the three- and six-month periods ended June 30, 2024, respectively. Additionally, as of June 30, 2024 and December 31, 2023, accumulated depreciation was $4 million and an immaterial amount, respectively.

As of June 30, 2024, the Company had $2.1 billion in outstanding commitments to fund investments in limited partnerships.

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

The following table presents carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	June 30, 2024	December 31, 2023
Assets:
Fixed maturity securities, available-for-sale	$3,677	$3,712
Commercial mortgage and other loans	9,454	10,150
Other investments (1)	2,571	2,381
Other assets (2)	58	55
Total assets of consolidated VIEs	$15,760	$16,298
Liabilities:
Other liabilities (2)	$700	$507
Total liabilities of consolidated VIEs	$700	$507
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
Investments in Variable Interest Entities Not Consolidated

(In millions)	June 30, 2024	December 31, 2023
Assets:
Fixed maturity securities, available-for-sale	$6,552	$6,424
Other investments (1)	412	369
Total investments in VIEs not consolidated	$6,964	$6,793
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
	June 30, 2024			December 31, 2023
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$3,583	$3,583	$0	$737	$737
Public utilities	51	0	51	19	0	19
Banks/financial institutions	145	0	145	72	0	72
Other corporate	714	0	714	675	0	675
Total borrowings	$910	$3,583	$4,493	$766	$737	$1,503
Gross amount of recognized liabilities for securities lending transactions			$4,493			$1,503
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $4.0 billion and $4.3 billion at June 30, 2024 and December 31, 2023, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2024, and December 31, 2023, respectively.

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

	June 30, 2024			December 31, 2023
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$6	$18	$0	$4
Total cash flow hedges	18	0	6	18	0	4
Fair value hedges:
Foreign currency options	0	0	0	2,158	0	0
Total fair value hedges	0	0	0	2,158	0	0
Net investment hedge:
Foreign currency forwards	1,972	235	0	2,611	179	27
Foreign currency options	0	0	0	456	0	0
Total net investment hedge	1,972	235	0	3,067	179	27
Non-qualifying strategies:
Foreign currency swaps	1,200	16	0	1,200	31	0
Foreign currency swaps - VIE	3,416	58	694	3,417	55	503
Foreign currency forwards	0	0	0	7,402	59	477
Foreign currency options	26,715	7	173	22,557	2	0
Interest rate swaps	17,230	0	451	17,230	11	419
Total non-qualifying strategies	48,561	81	1,318	51,806	158	1,399
Total derivatives	$50,551	$316	$1,324	$57,049	$337	$1,430

Cash Flow Hedges

For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. Dollar (USD) variable rate interest and principal payments to fixed rate Japanese Yen (JPY) interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately two years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the Non-qualifying Strategies section of this note.

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges. The Company had no fair value hedges during the three- and six-month periods ended June 30, 2024.

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statements of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains (losses) consistent with the impact of the hedged item. For the three- and six-month periods ended June 30, 2023, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of June 30, 2024 and December 31, 2023; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Fixed maturity securities	$1,452	$1,692	$153	$164
(1) The balance includes hedging adjustment on discontinued hedging relationships of $153 in 2024 and $164 in 2023.

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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the Parent Company had $1.2 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded in current period earnings.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,
	2024				2023
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$0	$0	$(1)		$1
Total cash flow hedges	0	(1)	(3)	0	0	(1)	(3)	1
Fair value hedges:
Foreign currency options		0				(25)
Total fair value hedges		0				(25)
Net investment hedge:
Non-derivative hedging instruments		0		265		0		313
Foreign currency forwards		32		155		37		393
Foreign currency options		0		0		(5)		0
Total net investment hedge		32		420		32		706
Non-qualifying strategies:
Foreign currency swaps		1				2
Foreign currency swaps - VIE		(128)				(63)
Foreign currency forwards		0				(331)
Foreign currency options		(141)				(18)
Interest rate swaps		(38)				(189)
Forward bond purchase commitment - VIE		0				(1)
Total non-qualifying strategies		(306)				(600)
Total	$0	$(275)		$420	$0	$(594)		$707
1) Interest expense/income on cash flow hedges are recorded in net investment income. For interest rate swaptions classified as fair value hedges, the change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into net investment income over its legal term. If the swaption is early terminated but the hedge item is still outstanding, the amortization of disposal amount of the swaptions is recorded in net investment income over the remaining life of the hedged items.
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended June 30, 2024, and $1 of losses during the three-month period ended June 30, 2023.

	Six Months Ended June 30,
	2024				2023
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(2)		$0	$0	$(2)		$2
Total cash flow hedges	0	(2)	(3)	0	0	(2)	(3)	2
Fair value hedges:
Foreign currency options		0				(64)
Total fair value hedges		0				(64)
Net investment hedge:
Non-derivative hedging instruments		0		501		0		338
Foreign currency forwards		76		300		127		422
Foreign currency options		0		0		(8)		0
Total net investment hedge		76		801		119		760
Non-qualifying strategies:
Foreign currency swaps		2				3
Foreign currency swaps - VIE		(216)				(90)
Foreign currency forwards		17				(382)
Foreign currency options		(182)				(37)
Interest rate swaps		(185)				(120)
Forward bond purchase commitment - VIE		0				(4)
Total non-qualifying strategies		(564)				(630)
Total	$0	$(490)		$801	$0	$(577)		$762
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $2 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the six-month period ended June 30, 2024, and $1 of losses during the six-month period ended June 30, 2023.

As of June 30, 2024, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of June 30, 2024, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.2 billion as of June 30, 2024 and December 31, 2023, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2024, the Company estimates that it would be required to post a maximum of $538 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$258	$0	$258	$(6)	$(90)	$(161)	$1
Total derivative assets subject to a master netting agreement or offsetting arrangement	258	0	258	(6)	(90)	(161)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	58		58				58
Total derivative assets not subject to a master netting agreement or offsetting arrangement	58		58				58
Total derivative assets	316	0	316	(6)	(90)	(161)	59
Securities lending and similar arrangements	4,459	0	4,459	0	0	(4,459)	0
Total	$4,775	$0	$4,775	$(6)	$(90)	$(4,620)	$59

December 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$271	$0	$271	$(85)	$(53)	$(130)	$3
OTC - cleared	11	0	11	(11)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	282	0	282	(96)	(53)	(130)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	55		55				55
Total derivative assets not subject to a master netting agreement or offsetting arrangement	55		55				55
Total derivative assets	337	0	337	(96)	(53)	(130)	58
Securities lending and similar arrangements	1,480	0	1,480	0	0	(1,480)	0
Total	$1,817	$0	$1,817	$(96)	$(53)	$(1,610)	$58

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$173	$0	$173	$(6)	$(167)	$0	$0
OTC - cleared	451	0	451	0	(7)	(444)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	624	0	624	(6)	(174)	(444)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	700		700				700
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	700		700				700
Total derivative liabilities	1,324	0	1,324	(6)	(174)	(444)	700
Securities lending and similar arrangements	4,493	0	4,493	(4,459)	0	0	34
Total	$5,817	$0	$5,817	$(4,465)	$(174)	$(444)	$734

December 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$504	$0	$504	$(85)	$(381)	$(37)	$1
OTC - cleared	419	0	419	(11)	(19)	(389)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	923	0	923	(96)	(400)	(426)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	507		507				507
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	507		507				507
Total derivative liabilities	1,430	0	1,430	(96)	(400)	(426)	508
Securities lending and similar arrangements	1,503	0	1,503	(1,480)	0	0	23
Total	$2,933	$0	$2,933	$(1,576)	$(400)	$(426)	$531

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

	June 30, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$17,520	$761	$0	$18,281
Municipalities	0	2,083	0	2,083
Mortgage- and asset-backed securities	0	2,490	1,213	3,703
Public utilities	0	6,461	365	6,826
Sovereign and supranational	0	435	25	460
Banks/financial institutions	0	8,630	69	8,699
Other corporate	0	25,823	384	26,207
Total fixed maturity securities	17,520	46,683	2,056	66,259
Equity securities	571	0	157	728
Other investments	3,380	0	0	3,380
Cash and cash equivalents	6,060	0	0	6,060
Other assets:
Foreign currency swaps	0	74	0	74
Foreign currency forwards	0	235	0	235
Foreign currency options	0	7	0	7
Total other assets	0	316	0	316
Total assets	$27,531	$46,999	$2,213	$76,743
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$700	$0	$700
Foreign currency options	0	173	0	173
Interest rate swaps	0	451	0	451
Total liabilities	$0	$1,324	$0	$1,324

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$21,700	$900	$0	$22,600
Municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities	0	7,339	253	7,592
Sovereign and supranational	0	507	30	537
Banks/financial institutions	0	8,757	78	8,835
Other corporate	0	27,694	648	28,342
Total fixed maturity securities	21,700	49,809	1,781	73,290
Equity securities	840	0	248	1,088
Other investments	1,304	0	0	1,304
Cash and cash equivalents	4,306	0	0	4,306
Other assets:
Foreign currency swaps	0	86	0	86
Foreign currency forwards	0	238	0	238
Foreign currency options	0	2	0	2
Interest rate swaps	0	11	0	11
Total other assets	0	337	0	337
Total assets	$28,150	$50,146	$2,029	$80,325
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$507	$0	$507
Foreign currency forwards	0	504	0	504
Interest rate swaps	0	419	0	419
Total liabilities	$0	$1,430	$0	$1,430

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,038	$15,727	$140	$0	$15,867
Municipalities	232	0	256	0	256
Public utilities	31	0	32	0	32
Sovereign and supranational	368	0	398	0	398
Other corporate	16	0	17	0	17
Commercial mortgage and other loans	11,795	0	0	11,457	11,457
Other investments (1)	47	0	47	0	47
Total assets	$27,527	$15,727	$890	$11,457	$28,074
Liabilities:
Other policyholders’ funds	$5,439	$0	$0	$5,364	$5,364
Notes payable (excluding leases)	7,322	0	6,275	663	6,938
Total liabilities	$12,761	$0	$6,275	$6,027	$12,302
(1) Excludes policy loans of $195, equity method investments of $2,983, and REO of $497, at carrying value.

	December 31, 2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$17,083	$18,662	$167	$0	$18,829
Municipalities	266	0	307	0	307
Public utilities	34	0	38	0	38
Sovereign and supranational	418	0	462	0	462
Other corporate	18	0	21	0	21
Commercial mortgage and other loans	12,527	0	0	12,217	12,217
Other investments (1)	35	0	35	0	35
Total assets	$30,381	$18,662	$1,030	$12,217	$31,909
Liabilities:
Other policyholders’ funds	$6,169	$0	$0	$6,080	$6,080
Notes payable (excluding leases)	7,240	0	6,178	752	6,930
Total liabilities	$13,409	$0	$6,178	$6,832	$13,010
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,520	$450	$0	$17,970
Internal	0	311	0	311
Total government and agencies	17,520	761	0	18,281
Municipalities:
Third-party pricing vendor	0	1,836	0	1,836
Internal	0	247	0	247
Total municipalities	0	2,083	0	2,083
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,446	40	2,486
Internal	0	44	39	83
Broker/other	0	0	1,134	1,134
Total mortgage- and asset-backed securities	0	2,490	1,213	3,703
Public utilities:
Third-party pricing vendor	0	3,576	0	3,576
Internal	0	2,885	0	2,885
Broker/other	0	0	365	365
Total public utilities	0	6,461	365	6,826
Sovereign and supranational:
Third-party pricing vendor	0	124	0	124
Internal	0	311	0	311
Broker/other	0	0	25	25
Total sovereign and supranational	0	435	25	460
Banks/financial institutions:
Third-party pricing vendor	0	4,765	0	4,765
Internal	0	3,865	60	3,925
Broker/other	0	0	9	9
Total banks/financial institutions	0	8,630	69	8,699
Other corporate:
Third-party pricing vendor	0	20,738	0	20,738
Internal	0	5,024	127	5,151
Broker/other	0	61	257	318
Total other corporate	0	25,823	384	26,207
Total securities available-for-sale	$17,520	$46,683	$2,056	$66,259
Equity securities, carried at fair value:
Third-party pricing vendor	$571	$0	$0	$571
Broker/other	0	0	157	157
Total equity securities	$571	$0	$157	$728

	June 30, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,727	$140	$0	$15,867
Total government and agencies	15,727	140	0	15,867
Municipalities:
Third-party pricing vendor	0	256	0	256
Total municipalities	0	256	0	256
Public utilities:
Third-party pricing vendor	0	32	0	32
Total public utilities	0	32	0	32
Sovereign and supranational:
Third-party pricing vendor	0	196	0	196
Internal	0	202	0	202
Total sovereign and supranational	0	398	0	398
Other corporate:
Third-party pricing vendor	0	17	0	17
Total other corporate	0	17	0	17
Total securities held-to-maturity	$15,727	$843	$0	$16,570

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$21,692	$808	$0	$22,500
Internal	0	60	0	60
Broker/other	8	32	0	40
Total government and agencies	21,700	900	0	22,600
Municipalities:
Third-party pricing vendor	0	1,426	0	1,426
Internal	0	256	0	256
Broker/other	0	616	0	616
Total municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,277	0	2,277
Internal	0	27	105	132
Broker/other	0	10	667	677
Total mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities:
Third-party pricing vendor	0	4,570	0	4,570
Internal	0	2,677	0	2,677
Broker/other	0	92	253	345
Total public utilities	0	7,339	253	7,592
Sovereign and supranational:
Third-party pricing vendor	0	118	0	118
Internal	0	330	0	330
Broker/other	0	59	30	89
Total sovereign and supranational	0	507	30	537
Banks/financial institutions:
Third-party pricing vendor	0	5,085	0	5,085
Internal	0	3,008	69	3,077
Broker/other	0	664	9	673
Total banks/financial institutions	0	8,757	78	8,835
Other corporate:
Third-party pricing vendor	0	18,088	4	18,092
Internal	0	4,210	230	4,440
Broker/other	0	5,396	414	5,810
Total other corporate	0	27,694	648	28,342
Total securities available-for-sale	$21,700	$49,809	$1,781	$73,290
Equity securities, carried at fair value:
Third-party pricing vendor	$800	$0	$0	$800
Internal	0	0	216	216
Broker/other	40	0	32	72
Total equity securities	$840	$0	$248	$1,088

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$18,662	$167	$0	$18,829
Total government and agencies	18,662	167	0	18,829
Municipalities:
Third-party pricing vendor	0	307	0	307
Total municipalities	0	307	0	307
Public utilities:
Third-party pricing vendor	0	38	0	38
Total public utilities	0	38	0	38
Sovereign and supranational:
Third-party pricing vendor	0	226	0	226
Internal	0	236	0	236
Total sovereign and supranational	0	462	0	462
Other corporate:
Third-party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held-to-maturity	$18,662	$995	$0	$19,657

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

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Instrument Type	Level 2
Interest rate derivatives	Swap yield curves Basis curves Interest rate volatility (1)
Foreign currency exchange rate derivatives - Non-VIEs (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Foreign cross-currency basis curves Foreign currency volatility (1)
Foreign currency exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates Swap yield curves Credit default swap curves Basis curves Recovery rates Foreign currency forward rates Foreign cross-currency basis curves
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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended June 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$859	$507	$28	$74	$450	$159	$2,077
Net investment gains (losses) included in earnings	1	0	0	0	0	(2)	(1)
Unrealized gains (losses) included in other comprehensive income (loss)	(5)	(1)	(1)	(5)	(5)	0	(17)
Purchases, issuances, sales and settlements:
Purchases	189	39	0	0	58	0	286
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(21)	(3)	(2)	0	0	0	(26)
Transfers into Level 3	190	56	0	0	0	0	246
Transfers out of Level 3	0	(233)	0	0	(119)	0	(352)
Balance, end of period	$1,213	$365	$25	$69	$384	$157	$2,213
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$(3)	$(2)

Three Months Ended June 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$418	$350	$37	$161	$753	$221	$1,940
Net investment gains (losses) included in earnings	0	0	0	0	0	(8)	(8)
Unrealized gains (losses) included in other comprehensive income (loss)	(13)	(16)	(3)	2	(22)	0	(52)
Purchases, issuances, sales and settlements:
Purchases	136	0	0	0	37	0	173
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(13)	(2)	(2)	(7)	(1)	0	(25)
Transfers into Level 3	124	0	0	0	0	0	124
Transfers out of Level 3	0	(30)	0	(87)	(195)	0	(312)
Balance, end of period	$652	$302	$32	$69	$572	$213	$1,840
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(8)	$(8)

Six Months Ended June 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	2	0	0	0	0	(7)	(5)
Unrealized gains (losses) included in other comprehensive income (loss)	(9)	(11)	(3)	(9)	(4)	0	(36)
Purchases, issuances, sales and settlements:
Purchases	307	99	0	5	95	0	506
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(49)	(25)	(2)	(5)	(3)	(84)	(168)
Transfers into Level 3	190	282	0	0	0	0	472
Transfers out of Level 3	0	(233)	0	0	(352)	0	(585)
Balance, end of period	$1,213	$365	$25	$69	$384	$157	$2,213
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$2	$0	$0	$0	$0	$(6)	$(4)

Six Months Ended June 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	(6)	(6)
Unrealized gains (losses) included in other comprehensive income (loss)	(10)	(6)	(3)	4	8	0	(7)
Purchases, issuances, sales and settlements:
Purchases	328	0	0	0	112	10	450
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(133)	(9)	(2)	(7)	(3)	0	(154)
Transfers into Level 3	124	18	0	0	0	0	142
Transfers out of Level 3	0	(198)	0	(87)	(287)	0	(572)
Balance, end of period	$652	$302	$32	$69	$572	$213	$1,840
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(5)	$(5)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2024
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$1,213	Consensus pricing	Offered quotes	85.46	-	104.49	(a)	98.74
Public utilities	365	Discounted cash flow	Credit spreads	175 bps	-	225 bps	(c)	209 bps
Sovereign and supranational	25	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	69	Discounted cash flow	Credit spreads	N/A			(b)	N/A
Other corporate	384	Discounted cash flow	Credit spreads	89 bps	-	363 bps	(c)	224 bps
Equity securities	157	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,213
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

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	June 30, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	146	55	15	2	68	62	81	41	6	31	1	508
Amortization expense	(92)	(50)	(16)	(2)	(72)	(59)	(77)	(36)	(6)	(14)	0	(424)
Foreign currency translation and other	(358)	(244)	(58)	(6)	0	0	0	0	0	0	0	(666)
Balance at June 30, 2024	$2,667	$1,802	$432	$50	$913	$628	$1,340	$441	$86	$189	$2	$8,550

	December 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	317	123	33	8	151	125	173	84	10	61	1	1,086
Amortization expense	(184)	(105)	(34)	(3)	(138)	(113)	(141)	(66)	(12)	(24)	4	(816)
Foreign currency translation and other	(197)	(138)	(33)	(4)	0	0	0	0	0	0	(5)	(377)
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments, assumptions and methods used to determine amortization amounts during the six-month periods ended June 30, 2024 and 2023. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

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

	June 30, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(77)	(84)	(39)	(8)	3	0	(60)	(6)	(7)	(18)	11
Adjusted beginning of period balance	16,375	13,956	6,219	1,061	2,633	1,738	4,356	1,187	210	891	283
Issuances	439	193	105	10	174	203	323	138	29	117	264
Interest accrual	189	149	55	9	52	33	87	22	4	18	9
Net premiums collected (1)	(721)	(565)	(435)	(50)	(236)	(201)	(286)	(120)	(20)	(76)	(20)
Foreign currency translation	(1,956)	(1,661)	(730)	(127)	0	0	0	0	0	0	0
Other	0	0	0	0	(3)	(4)	(3)	0	1	(3)	(4)
Ending balance at original discount rate	14,326	12,072	5,214	903	2,620	1,769	4,477	1,227	224	947	532
Effect of changes in discount rate assumptions	326	47	64	(12)	(197)	(108)	(472)	(109)	(16)	(73)	0
Balance at June 30, 2024	$14,652	$12,119	$5,278	$891	$2,423	$1,661	$4,005	$1,118	$208	$874	$532
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(105)	(97)	(46)	(14)	0	(11)	(84)	(13)	(9)	(25)	11
Adjusted beginning of period balance	43,521	24,926	30,210	5,430	3,302	2,530	12,036	2,063	497	1,946	780
Issuances	448	199	107	12	179	212	336	144	30	121	265
Interest accrual	672	280	287	46	65	49	258	41	10	38	22
Benefit payments	(1,357)	(497)	(827)	(97)	(259)	(229)	(460)	(154)	(29)	(57)	(42)
Foreign currency translation	(5,192)	(2,983)	(3,585)	(647)	0	0	0	0	0	0	0
Other	0	0	0	0	(1)	0	0	1	0	0	2
Ending balance at original discount rate	38,092	21,925	26,192	4,744	3,286	2,562	12,170	2,095	508	2,048	1,027
Effect of changes in discount rate assumptions	3,456	(1,230)	(1,822)	(500)	(266)	(157)	(1,323)	(188)	(40)	(280)	(2)
Balance at June 30, 2024	41,548	20,695	24,370	4,244	3,020	2,405	10,847	1,907	468	1,768	1,025
Net liability for future policy benefits	26,896	8,576	19,092	3,353	597	744	6,842	789	260	894	493
Less: reinsurance recoverable	3,420	1,247	0	0	0	0	0	0	0	15	1
Net liability for future policy benefits after reinsurance recoverable	$23,476	$7,329	$19,092	$3,353	$597	$744	$6,842	$789	$260	$879	$492
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	(165)	(470)	43	(12)	(16)	(51)	(494)	(142)	(9)	61	(9)
Effect of actual variances from expected experience	(315)	(137)	(42)	(15)	(58)	(29)	(223)	(73)	(17)	(25)	(2)
Adjusted beginning of period balance	17,741	15,588	7,285	1,215	2,686	1,695	4,333	1,150	205	835	107
Issuances	1,034	418	335	26	323	376	493	249	44	181	169
Interest accrual	412	334	124	20	102	62	179	45	8	31	6
Net premiums collected (1)	(1,564)	(1,261)	(1,017)	(112)	(473)	(390)	(580)	(247)	(39)	(137)	(17)
Foreign currency translation	(1,170)	(1,038)	(469)	(80)	0	0	0	0	0	0	0
Other	(1)	(1)	0	0	(8)	(5)	(9)	(4)	(1)	(1)	7
Ending balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in discount rate assumptions	1,057	657	230	19	(142)	(86)	(342)	(86)	(11)	(56)	5
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	(147)	(507)	65	(27)	(11)	(59)	(592)	(194)	(14)	72	(13)
Effect of actual variances from expected experience	(385)	(154)	(51)	(15)	(75)	(59)	(271)	(99)	(22)	(32)	(4)
Adjusted beginning of period balance	47,145	26,905	32,814	5,898	3,305	2,518	11,983	2,007	496	1,818	607
Issuances	1,059	432	341	32	331	392	505	258	46	185	169
Interest accrual	1,473	608	625	100	127	96	524	84	21	68	33
Benefit payments	(2,987)	(1,153)	(1,415)	(206)	(464)	(465)	(893)	(274)	(59)	(105)	(48)
Foreign currency translation	(3,064)	(1,769)	(2,109)	(380)	0	0	0	0	0	0	0
Other	0	0	0	0	3	0	1	1	2	5	8
Ending balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in discount rate assumptions	6,535	234	(525)	(266)	(193)	(119)	(830)	(133)	(28)	(207)	29
Balance at December 31, 2023	50,161	25,257	29,731	5,178	3,109	2,422	11,290	1,943	478	1,764	798
Net liability for future policy benefits	32,652	10,560	23,243	4,090	621	770	7,216	836	272	911	521
Less: reinsurance recoverable	4,135	1,521	0	0	0	0	0	0	0	15	0
Net liability for future policy benefits after reinsurance recoverable	$28,517	$9,039	$23,243	$4,090	$621	$770	$7,216	$836	$272	$896	$521
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

June 30, 2024
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	3.9%	4.3%	4.5%	4.5%	4.3%	3.8%	5.4%
Weighted-average interest, current discount rate (1)	2.2%	2.7%	2.0%	2.4%	5.4%	5.3%	5.4%	5.4%	5.4%	5.4%	5.4%
Weighted-average liability duration (years)	13.0	24.4	16.1	17.0	8.0	5.6	11.2	9.2	7.8	13.7	9.1
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

(In millions)	June 30, 2024	December 31, 2023
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$26,896	$32,652
Medical and other health	8,576	10,560
Life insurance	19,092	23,243
Other	3,353	4,090
Aflac U.S.
Accident	597	621
Disability	744	770
Critical care	6,842	7,216
Hospital indemnity	789	836
Dental/vision	260	272
Life insurance	894	911
Other	493	521
Corporate and other	3,405	4,225
Deferred profit liability	1,667	1,806
Deferred reinsurance gain liability	820	1,012
Intercompany eliminations (1)	(4,089)	(5,017)
Total	$70,339	$83,718
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

For the three-month periods ended June 30, 2024 and 2023, the Company recognized $2.9 billion and $(165) million in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. For the six-month periods ended June 30, 2024 and 2023, the Company recognized $4.0 billion and $(3.0) billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the six-month periods ended June 30, 2024 and 2023.

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

For the three- and six-month periods ended June 30, 2024 and 2023, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments, assumptions and methods used in measuring the liability for future policy benefits during the six-month periods ended June 30, 2024 and 2023.

In 2023, the Company's annual assumption review process resulted in favorable changes to its morbidity and termination assumptions, largely due to reflecting more recent favorable U.S. morbidity experience.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net earned premiums:
Aflac Japan
Cancer	$832	$1,054	$1,710	$2,149
Medical and other health	570	672	1,175	1,377
Life insurance	316	390	655	812
Other	35	38	69	77
Aflac U.S.
Accident	316	322	641	652
Disability	332	318	665	627
Critical care	441	439	885	882
Hospital indemnity	182	182	367	367
Dental/vision	46	53	105	107
Life insurance	141	115	279	228
Other	25	9	45	19
Corporate and other	155	84	320	175
Reinsurance ceded	(66)	(103)	(135)	(210)
Total	$3,325	$3,573	$6,781	$7,262

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest expense:
Aflac Japan
Cancer	$237	$276	$483	$561
Medical and other health	66	72	131	143
Life insurance	114	130	232	263
Other	18	20	37	42
Aflac U.S.
Accident	7	6	13	12
Disability	8	10	16	18
Critical care	86	86	171	173
Hospital indemnity	10	10	19	20
Dental/vision	3	3	6	6
Life insurance	10	10	20	19
Other	6	6	13	13
Total	$565	$629	$1,141	$1,270

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

	June 30, 2024		December 31, 2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$51,506	$57,838	$59,169	$66,427
Medical and other health	33,233	34,968	38,583	39,884
Life insurance	10,707	36,842	12,677	42,541
Other	1,523	6,467	1,781	7,448
Aflac U.S.
Accident	9,047	4,533	9,095	4,548
Disability	5,811	3,213	5,776	3,177
Critical care	19,966	20,670	19,886	20,626
Hospital indemnity	4,964	3,055	4,922	3,025
Dental/vision	1,154	729	1,162	726
Life insurance	2,865	3,432	2,719	3,260
Other	1,352	1,816	724	1,396
Total	$142,128	$173,563	$156,494	$193,058

	June 30, 2024		December 31, 2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$40,474	$41,548	$48,363	$50,161
Medical and other health	25,392	20,695	30,757	25,257
Life insurance	9,226	24,370	11,240	29,731
Other	1,250	4,244	1,512	5,178
Aflac U.S.
Accident	6,184	3,020	6,369	3,109
Disability	4,434	2,405	4,488	2,422
Critical care	12,076	10,847	12,417	11,290
Hospital indemnity	3,369	1,907	3,419	1,943
Dental/vision	780	468	807	478
Life insurance	1,968	1,768	1,914	1,764
Other	826	1,025	467	798
Total	$105,979	$112,297	$121,753	$132,131

Loss expense as a result of NPR capping for the three- and six-month periods ended June 30, 2024 and 2023 was immaterial.

Other Policyholders' Funds

As of June 30, 2024 and December 31, 2023, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	June 30, 2024	December 31, 2023
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,939	$6,423
Premiums received	51	126
Transfers from WAYS conversions	116	229
Surrenders and withdrawals	(31)	(59)
Benefit payments	(208)	(419)
Interest credited	24	53
Foreign currency translation and other	(711)	(414)
Fixed annuities account balance, end of period	5,180	5,939
Other deposit type reserves	259	230
Total	$5,439	$6,169
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	June 30, 2024			December 31, 2023
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,180	$5,106	0.5% - 2.3%	$5,939	$5,850
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at June 30, 2024 and December 31, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Direct earned premiums	$3,352	$3,623	$6,834	$7,361
Ceded to other companies:
Ceded Aflac Japan closed blocks	(31)	(80)	(65)	(165)
Other	(35)	(23)	(70)	(45)
Assumed from other companies:
Retrocession activities	27	30	56	64
Other	12	23	26	47
Net earned premiums	$3,325	$3,573	$6,781	$7,262

Direct benefits and claims, excluding reserve remeasurement	$1,995	$2,182	$4,077	$4,438
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(17)	(74)	(35)	(151)
Other	(19)	6	(33)	(21)
Assumed from other companies:
Retrocession activities	12	20	25	61
Other	1	18	5	27
Benefits and claims, excluding reserve remeasurement	$1,972	$2,152	$4,039	$4,354

Direct reserve remeasurement (gains) losses	$(51)	$(54)	$(108)	$(107)
Ceded reserve remeasurement gains (losses)	0	0	1	0
Assumed reserve remeasurement (gains) losses	0	0	0	0
Reserve remeasurement (gains) losses	$(51)	$(54)	$(107)	$(107)
Total benefits and claims, net	$1,921	$2,098	$3,932	$4,247

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $148 million and $175 million as of June 30, 2024 and December 31, 2023, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $162 million and $183 million as of June 30, 2024 and December 31, 2023, respectively. The allowance for credit losses related to the Company's reinsurance recoverable balance was $3 million and $10 million as of June 30, 2024 and December 31, 2023, respectively. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of June 30, 2024, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

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

9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2024	December 31, 2023
1.125% senior sustainability notes due March 2026	$399	$398
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	993	993
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	77	87
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	371	422
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	80	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	207	234
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	78	88
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	82	93
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	181	206
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	172	0
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	186	211
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	57	65
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	128	145
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	130	148
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	74	84
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	94	106
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	48	0
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	112	0
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	60	69
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	65	74
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	92	0
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	61	70
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	40	45
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	55	62
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	101	0
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	39	44
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	62	70
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	35	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	368	419
.963% subordinated bonds paid April 2024 (principal amount ¥30.0 billion)	0	211
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	123	140
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	74	84
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	185	210
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	119	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.55% in 2024 and .35% in 2023, principal amount ¥11.7 billion)	73	82
Variable interest rate loan due August 2029 (.65% in 2024 and .45% in 2023, principal amount ¥25.3 billion)	157	178
Variable interest rate loan due August 2032 (.80% in 2024 and .60% in 2023, principal amount ¥70.0 billion)	433	492
Finance lease obligations payable through 2030	5	6
Operating lease obligations payable through 2049	103	118
Total notes payable and lease obligations	$7,430	$7,364
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In April 2024, ALIJ redeemed ¥30.0 billion of its .963% subordinated bonds due April 2049.

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

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $49 million and $50 million for the three-month periods and $96 million for each of the six-month periods ended June 30, 2024 and 2023, respectively.

A summary of the Company's lines of credit as of June 30, 2024 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 6, 2024	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo Interbank Market Rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar-denominated borrowings or TIBOR for Japanese yen-denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's USD short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	December 2, 2024	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2024	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2024	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2024	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2024	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	December 2, 2024	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	December 2, 2024	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	December 2, 2024	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	December 2, 2024	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 3, 2024	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	December 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than December 3, 2024	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	December 2, 2024	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 3, 2024	None	General corporate purposes
Aflac Asset Management LLC(1)	uncommitted revolving	214 days	December 2, 2024	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 3, 2024	None	General corporate purposes
Aflac Global Ventures LLC(1)	uncommitted revolving	214 days	December 2, 2024	$2 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 3, 2024	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2024. No events of default or defaults occurred during the six-month period ended June 30, 2024.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2024	2023
Common stock - issued:
Balance, beginning of period	1,355,398	1,354,079
Exercise of stock options and issuance of restricted shares	1,220	1,148
Balance, end of period	1,356,618	1,355,227
Treasury stock:
Balance, beginning of period	776,919	738,823
Purchases of treasury stock:
Share repurchase program	18,564	20,809
Other	480	354
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(430)	(498)
Exercise of stock options	(98)	(52)
Other	(186)	(178)
Balance, end of period	795,249	759,258
Shares outstanding, end of period	561,369	595,969

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Anti-dilutive share-based awards	0	39	35	102

Share Repurchase Program

During the first six months of 2024, the Company repurchased 18.6 million shares of its common stock for $1.6 billion as part of its share repurchase program. During the first six months of 2023, the Company repurchased 20.8 million shares of its common stock for $1.4 billion as part of its share repurchase program. As of June 30, 2024, a remaining balance of 59.2 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2024	$(4,666)	$1,092	$(26)	$(1,495)	$(7)	$(5,102)
Other comprehensive income (loss) before reclassification	(425)	(652)	3	2,920	3	1,849
Amounts reclassified from accumulated other comprehensive income (loss)	0	(39)	1	0	(1)	(39)
Net current-period other comprehensive income (loss)	(425)	(691)	4	2,920	2	1,810
Balance at June 30, 2024	$(5,091)	$401	$(22)	$1,425	$(5)	$(3,292)
All amounts in the table above are net of tax.

Three Months Ended June 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2023	$(3,618)	$1,289	$(26)	$(4,894)	$(29)	$(7,278)
Other comprehensive income (loss) before reclassification	(631)	710	0	(165)	45	(41)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	1	0	1	(19)
Net current-period other comprehensive income (loss)	(631)	689	1	(165)	46	(60)
Balance at June 30, 2023	$(4,249)	$1,978	$(25)	$(5,059)	$17	$(7,338)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(1,022)	(566)	(2)	3,985	4	2,399
Amounts reclassified from accumulated other comprehensive income (loss)	0	(172)	2	0	(1)	(171)
Net current-period other comprehensive income (loss)	(1,022)	(738)	0	3,985	3	2,228
Balance at June 30, 2024	$(5,091)	$401	$(22)	$1,425	$(5)	$(3,292)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(685)	2,746	1	(2,959)	52	(845)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(66)	1	0	1	(64)
Net current-period other comprehensive income (loss)	(685)	2,680	2	(2,959)	53	(909)
Balance at June 30, 2023	$(4,249)	$1,978	$(25)	$(5,059)	$17	$(7,338)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2024
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$50	Net investment gains (losses)
	(11)	Tax (expense) or benefit(1)
	$39	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$39	Net of tax
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

(In millions)	Six Months Ended June 30, 2024
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$218	Net investment gains (losses)
	(46)	Tax (expense) or benefit(1)
	$172	Net of tax
Unrealized gains (losses) on derivatives	$(2)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$171	Net of tax
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

11.    SHARE-BASED COMPENSATION

As of June 30, 2024, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2024, approximately 33.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2024, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2024.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	744	2.0	$42	$33.54
Exercisable	744	2.0	42	33.54

The Company received cash from the exercise of stock options in the amount of $9 million and $10 million during the first six months of 2024 and 2023, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $27 million in the first six months of 2024, compared with $19 million in the first six months of 2023.

As of June 30, 2024, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $60 million, of which $31 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30, 2024.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2023	2,308	$62.96
Granted in 2024	1,254	79.99
Canceled in 2024	(17)	69.33
Vested in 2024	(1,421)	46.83
Restricted stock at June 30, 2024	2,124	$73.04

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

12.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of $49 million in the second quarter of 2023. U.S. employees, including those that participated in the U.S. plan prior to the freeze, currently receive a nonelective 401(k) employer contribution.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $2 million and $(45) million for the three-month periods and $4 million and $(43) million for the six-month periods ended June 30, 2024 and 2023, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$3	$3	$0	$3	$0	$0
Interest cost	2	2	10	10	0	1
Expected return on plan assets	(1)	(1)	(8)	(9)	0	0
Amortization of net actuarial loss	0	0	(1)	0	0	1
Curtailment (gain) loss	0	0	0	(49)	0	0
Net periodic (benefit) cost	$4	$4	$1	$(45)	$0	$2

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$7	$7	$0	$7	$0	$0
Interest cost	4	4	19	21	0	1
Expected return on plan assets	(3)	(3)	(15)	(18)	0	0
Amortization of net actuarial loss	0	0	(1)	0	0	1
Curtailment (gain) loss	0	0	0	(49)	0	0
Net periodic (benefit) cost	$8	$8	$3	$(39)	$0	$2

During the six months ended June 30, 2024, Aflac Japan contributed approximately $12 million (using the weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2024) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

In June 2024, the Company entered into an agreement with an information technology and data services company to provide cloud hosting services for the Company. As of June 30, 2024, the agreement has a remaining term of three years with an aggregate remaining cost of $68 million.

In June 2024, the Company renewed an outsourcing agreement with a technology and consulting company that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. As of June 30, 2024, the agreement has a remaining term of five years with an aggregate remaining cost of ¥48.2 billion ($299 million using the June 30, 2024 exchange rate).

In June 2024, the Company entered into an outsourcing agreement with a management consulting and technology services company to provide policy administration services for Aflac Japan. As of June 30, 2024, the agreement has a remaining term of six years with an aggregate remaining cost of ¥6.8 billion ($42 million using the June 30, 2024 exchange rate).

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

Guaranty fund assessments for the three- and six-month periods ended June 30, 2024 and 2023 were immaterial.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the six-month periods ended June 30, 2024 and 2023, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $5.1 billion in the second quarter of 2024, compared with $5.2 billion in the second quarter of 2023. Net earnings were $1.8 billion, or $3.10 per diluted share, in the second quarter of 2024, compared with $1.6 billion, or $2.71 per diluted share, in the second quarter of 2023.
Total revenues were $10.6 billion in the first six months of 2024, compared with $10.0 billion in the first six months of 2023. Net earnings were $3.6 billion, or $6.35 per diluted share, in the first six months of 2024, compared with $2.8 billion, or $4.64 per diluted share, in the first six months of 2023.
Results in the second quarter of 2024 included pretax net investment gains of $696 million, compared with pretax net investment gains of $555 million in the second quarter of 2023. Net investment gains in the second quarter of 2024 included an increase in credit loss allowances of $19 million; $649 million of net gains from certain derivative and foreign currency gains or losses; $11 million of net gains on equity securities; and $55 million of net gains from sales and redemptions.
Results in the first six months of 2024 included pretax net investment gains of $1.6 billion, compared with pretax net investment gains of $678 million in the first six months of 2023. Net investment gains in the first six months of 2024 included an increase in credit loss allowances of $20 million; $1.4 billion of net gains from certain derivative and foreign currency gains or losses; $87 million of net gains on equity securities; and $228 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended June 30, 2024 was 155.70, or 11.7% weaker than the average yen/dollar exchange rate(1) of 137.53 for the same period in 2023. The average yen/dollar exchange rate(1) for the six-month period ended June 30, 2024 was 152.30, or 11.4% weaker than the average yen/dollar exchange rate(1) of 134.97 for the same period in 2023.
Adjusted earnings(2) in the second quarter of 2024 were $1.0 billion, or $1.83 per diluted share, compared with $954 million, or $1.58 per diluted share, in the second quarter of 2023. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.07. Adjusted earnings(2) in the first six months of 2024 were $2.0 billion, or $3.49 per diluted share, compared with $1.9 billion, or $3.13 per diluted share, in the first six months of 2023. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.14.
In the first six months of 2024, Aflac Incorporated repurchased $1.6 billion, or 18.6 million of its common shares. At June 30, 2024, the Company had 59.2 million remaining shares authorized for repurchase.
Shareholders’ equity was $26.0 billion, or $46.40 per share, at June 30, 2024, compared with $22.0 billion, or $38.00 per share, at December 31, 2023. Shareholders’ equity at June 30, 2024 included a cumulative increase of $1.4 billion from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.6 billion at December 31, 2023, and a net unrealized gain on investment securities and derivatives of $379 million, compared with a net unrealized gain of $1.1 billion at December 31, 2023. Shareholders’ equity at June 30, 2024 also included an unrealized foreign currency translation loss of $5.1 billion, compared with an unrealized foreign currency translation loss of $4.1 billion at December 31, 2023. The annualized return on average shareholders’ equity in the second quarter of 2024 was 28.3%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $29.3 billion, or $52.26 per share, at June 30, 2024, compared with $27.5 billion, or $47.55 per share, at December 31, 2023. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the second quarter of 2024 was 14.8%.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Net earnings	$1,755	$1,634	$3.10	$2.71	$3,634	$2,822	$6.35	$4.64
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(749)	(651)	(1.32)	(1.08)	(1,758)	(859)	(3.07)	(1.41)
Other and non-recurring (income) loss	0	(35)	.00	(.06)	2	(35)	.00	(.06)
Income tax (benefit) expense on items excluded from adjusted earning	29	5	.05	.01	118	(21)	.21	(.03)
Adjusted earnings	1,035	954	1.83	1.58	1,996	1,907	3.49	3.13
Current period foreign currency impact (2)	37	N/A	.07	N/A	81	N/A	.14	N/A
Adjusted earnings excluding current period foreign currency impact	$1,072	$954	$1.89	$1.58	$2,077	$1,907	$3.63	$3.13
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net investment (gains) losses	$(696)	$(555)	$(1,647)	$(678)
Items impacting net investment (gains) losses:
Amortized hedge costs	(7)	(63)	(13)	(122)
Amortized hedge income	34	38	62	67
Net interest income (expense) from derivatives associated with certain investment strategies	(89)	(79)	(177)	(148)
Impact of interest from derivatives associated with notes payable	9	8	17	22
Adjusted net investment (gains) losses	$(749)	$(651)	$(1,758)	$(859)

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

On June 9, 2023, the Company amended the U.S. defined benefit plan to freeze future benefits under the plan for all participants effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of approximately $49 million in the second quarter of 2023. The curtailment gain was both unusual and non-recurring and unrelated to other recurring benefit costs associated with the plan; therefore, the Company excluded the curtailment gain from adjusted earnings.

Other items excluded from adjusted earnings also included an impairment for certain finite-lived intangible assets of approximately $11 million in the second quarter of 2023 as a result of the Company exiting the third-party administration business acquired in connection with the purchase of Aflac Benefits Solutions, Inc. (formerly known as Argus Dental & Vision, Inc.) in 2019. The impairment of these intangible assets was not related to the ongoing operations of the business and occurs infrequently; therefore, the Company excluded the impairment from adjusted earnings.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 13.1% for the three-month period ended June 30, 2024, compared with 10.4% for the same period in 2023. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 13.3% for the six-month period ended June 30, 2024, compared with 10.9% for the same period in 2023. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2023 Annual Report.
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

In recent periods, the Japanese yen has continued to weaken against the U.S. dollar. Although the Company is unable to predict the timing or extent of future movements of the Japanese yen/U.S. dollar foreign exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Item 1A. Risk Factors of the 2023 Annual Report for more information.

Reconciliation of Book Value to Adjusted Book Value

The following table is a reconciliation of items impacting adjusted book value and adjusted book value per diluted share to the most directly comparable U.S. GAAP financial measures of book value and book value per diluted share, respectively.

(In millions, except for share and per-share amounts)	June 30, 2024	December 31, 2023
U.S. GAAP book value	$26,047	$21,985
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(5,091)	(4,069)
Unrealized gains (losses) on securities and derivatives	379	1,117
Effect of changes in discount rate assumptions	1,425	(2,560)
Pension liability adjustment	(5)	(8)
Total accumulated other comprehensive income	(3,292)	(5,520)
Adjusted book value	$29,339	$27,505

Number of shares outstanding at end of period	561,369	578,479

U.S. GAAP book value per common share	$46.40	$38.00
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(9.07)	(7.03)
Unrealized gains (losses) on securities and derivatives per common share	.68	1.93
Effect of changes in discount rate assumptions per common share	2.54	(4.43)
Pension liability adjustment per common share	(.01)	(.01)
Total accumulated other comprehensive income per common share	(5.86)	(9.54)
Adjusted book value per common share	$52.26	$47.55

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding the Impact of Foreign Currency)

The following table is a reconciliation of items impacting adjusted return on equity excluding the impact of foreign currency to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended June 30,
	2024	2023
U.S. GAAP return on equity - net earnings (1)	28.3%	32.5%
Impact of excluding unrealized foreign currency translation gains (losses)	(4.8)	(4.7)
Impact of excluding unrealized gains (losses) on securities and derivatives	.7	1.9
Impact of excluding effect of changes in discount rate assumptions	.0	(5.9)
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	(4.1)	(8.7)
U.S. GAAP return on equity less accumulated other comprehensive income	24.2	23.8
Differences between adjusted earnings and net earnings (2)	(9.9)	(9.9)
Adjusted return on equity - reported	14.3	13.9
Impact of foreign currency (3)	(.5)	N/A
Adjusted return on equity, excluding impact of foreign currency	14.8	13.9
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
Aflac Japan Summary of Operating Results

	In Dollars				In Yen
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars and billions of yen)	2024	2023	2024	2023	2024	2023	2024	2023
Net earned premiums	$1,715	$2,064	$3,531	$4,234	¥267	¥283	¥537	¥570
Net investment income: (1)
Yen-denominated investment income	227	249	458	512	35	34	70	69
U.S. dollar-denominated investment income	505	451	929	858	79	62	142	116
Net investment income	732	700	1,387	1,370	114	96	211	185
Amortized hedge costs related to certain foreign currency exposure management strategies	7	63	13	122	1	8	2	16
Adjusted net investment income	725	637	1,374	1,248	113	88	210	169
Other income (loss)	7	9	14	18	1	1	2	2
Total adjusted revenues	2,447	2,710	4,919	5,500	381	373	749	742
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,174	1,379	2,417	2,845	183	189	368	383
Reserve remeasurement (gains) losses	(26)	(22)	(52)	(34)	(4)	(3)	(8)	(4)
Total benefits and claims, net	1,148	1,358	2,365	2,811	179	186	360	379
Adjusted expenses:
Amortization of deferred policy acquisition costs	77	83	160	168	12	11	24	23
Insurance commissions	105	128	220	266	16	18	33	36
Insurance and other expenses	252	319	501	645	39	44	76	87
Total adjusted expenses	435	530	880	1,079	68	73	134	145
Total benefits and adjusted expenses	1,583	1,888	3,245	3,890	247	259	494	524
Pretax adjusted earnings	$864	$822	$1,674	$1,610	¥135	¥113	¥255	¥218
Weighted-average yen/dollar exchange rate	155.70	137.53	152.30	134.97	—	—	—	—
Percentage change over previous period
Net earned premiums	(16.9)%	(11.6)%	(16.6)%	(14.6)%	(5.7)%	(6.2)%	(5.8)%	(6.0)%
Adjusted net investment income	13.8	(11.9)	10.1	(11.0)	28.4	(6.4)	24.1	(2.4)
Total adjusted revenues	(9.7)	(11.6)	(10.6)	(13.8)	2.3	(6.2)	1.0	(5.2)
Total benefits and claims, net	(15.5)	(14.2)	(15.9)	(16.4)	(4.0)	(9.0)	(5.0)	(8.0)
Total adjusted expenses	(17.9)	(13.1)	(18.4)	(15.2)	(6.9)	(7.9)	(7.9)	(6.8)
Pretax adjusted earnings	5.1	(5.8)	4.0	(7.6)	18.6	(.1)	17.2	1.5
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(79) and $(73) for the three-month periods and $(158) and $(135) for the six-month periods ended June 30, 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended June 30, 2024, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥7 billion related to the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2023 and approximately ¥5 billion in limited-pay products reaching premium paid-up status.
•Adjusted net investment income increased primarily due to the weakening of the yen on U.S. dollar investments of ¥8 billion, lower hedge costs of ¥7 billion, higher variable investment income of ¥6 billion and higher call income of ¥4 billion.
•Total adjusted revenues increased primarily due to the increase in adjusted net investment income mostly offset by the decrease in net earned premiums.
•Total benefits and claims decreased primarily due to internal reinsurance activity.
•Total adjusted expenses decreased primarily due to internal reinsurance activity.
•Pretax adjusted earnings increased primarily due to the increase in adjusted net investment income and the decrease in both total benefits and claims and total adjusted expenses, partially offset by the decrease in net earned premiums.

For the six-month period ended June 30, 2024, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥15 billion related to the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2023 and approximately ¥11 billion in limited-pay products reaching premium paid-up status.
•Adjusted net investment income increased primarily due to lower hedge costs of ¥14 billion, the weakening of the yen on U.S. dollar investments of ¥13 billion, higher variable investment income of ¥10 billion and higher call income of ¥4 billion.
•Total adjusted revenues increased primarily due to the increase in adjusted net investment income mostly offset by the decrease in net earned premiums.
•Total benefits and claims decreased primarily due to internal reinsurance activity.
•Total adjusted expenses decreased primarily due to internal reinsurance activity as well as expense control efforts.
•Pretax adjusted earnings increased primarily due to the increase in adjusted net investment income and the decrease in both total benefits and claims and total adjusted expenses, partially offset by the decrease in net earned premiums.

Annualized premiums in force decreased 3.6% to ¥1.22 trillion as of June 30, 2024, compared with ¥1.27 trillion as of June 30, 2023. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $7.6 billion at June 30, 2024, compared with $8.7 billion at June 30, 2023. As of June 30, 2024, Aflac Japan exceeded 22 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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

Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2024	2023	2024	2023	2024	2023	2024	2023
Adjusted net investment income	28.4%	(6.4)%	24.1%	(2.4)%	17.8%	(10.7)%	14.4%	(8.5)%
Total adjusted revenues	2.3	(6.2)	1.0	(5.2)	(.2)	(7.3)	(1.2)	(6.6)
Pretax adjusted earnings	18.6	(.1)	17.2	1.5	10.6	(3.5)	9.9	(3.3)

The following table presents a summary of operating ratios in yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the same periods in the previous year.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2024	2023	2024	2023
Total benefits and claims, net	46.9%	50.0%	48.0%	51.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.1	3.0	3.2	3.1
Insurance commissions	4.3	4.7	4.5	4.8
Insurance and other expenses	10.3	11.8	10.2	11.7
Total adjusted expenses	17.8	19.5	17.9	19.6
Pretax adjusted earnings	35.3	30.4	34.1	29.3
Ratios to total premiums:
Total benefits and claims, net	66.9%	65.7%	67.0%	66.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.5	4.0	4.5	4.0

•For the three- and six-month periods ended June 30, 2024, the total benefits and claims to total premiums ratio increased primarily due to reinsurance activity and limited-pay products reaching premium paid-up status.
•The total adjusted expense ratio decreased in the three- and six-month periods ended June 30, 2024 primarily due to the decrease in total adjusted expenses associated with reinsurance activity as well as expense control efforts.
•In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2024 primarily due to the lower expense ratio and lower total benefits and claims to total adjusted revenues ratio.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of June 30.

	2024	2023
Premium persistency	93.3%	93.8%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2024	2023	2024	2023	2024	2023	2024	2023
New annualized premium sales	$108	$117	$192	$217	¥16.8	¥16.1	¥29.4	¥29.3
Increase (decrease) over prior period	(7.8)%	19.7%	(11.5)%	8.0%	4.5%	26.6%	.1%	18.9%

The increase in new annualized premium sales on a yen basis in the second quarter and first six months of of 2024 was driven primarily by sales of Aflac Japan's new life insurance product, Tsumitasu, that offers an asset formation component and a nursing care option, which was launched in June 2024.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2024	2023	2024	2023
Cancer	58.8%	67.7%	60.7%	64.2%
Medical and other health:
Medical	15.8	17.5	18.0	19.0
Income support	.2	.4	.3	.5
Life insurance:
Traditional life (1)	21.8	6.1	15.9	6.6
WAYS	2.3	6.6	3.6	7.6
Child endowment	.2	.4	.2	.5
Other	.9	1.3	1.3	1.6
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes term, whole life and Tsumitasu

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical, income support and other products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Additionally, the Company believes that sales of first sector products, including WAYS, Child Endowment and Tsumitasu, position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended June 30.

	2024	2023
Independent corporate and individual	49.5%	44.8%
Affiliated corporate (1)	48.4	52.5
Bank	2.1	2.7
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended June 30, 2024, Aflac Japan recruited 12 new sales agencies. At June 30, 2024, Aflac Japan was represented by approximately 6,700 sales agencies, with approximately 114,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At June 30, 2024, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

Strategic Alliance with Japan Post Holdings

On May 10, 2024, the Parent Company reported that the shares owned by the J&A Alliance Trust (Trust) represented, in aggregate, 20% of the voting power of the Parent Company's common stock. The Shareholders Agreement, entered into on February 28, 2019, by the Parent Company, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation, solely in its capacity as trustee of the Trust and General Incorporated Association J&A Alliance, provides voting restrictions that require the Trust to vote (i) all shares representing voting rights in excess of 20% of the voting rights in the Parent Company and (ii) all of its shares in connection with a change in control transaction, in each case, in a manner proportionally equal to votes of shares not beneficially owned by the Trust. Japan Post Holdings Co., Ltd. does not have a board seat on the Parent Company’s board of directors and does not have rights to control, manage or intervene in the management of the Parent Company.

For additional information, see the Aflac Japan Segment subsection of Item 7. MD&A in the 2023 Annual Report.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$116	$0	$267
Private placements	64	166	131	439
Other fixed maturity securities	173	0	239	0
Equity securities	89	58	176	179
Commercial mortgage and other loans:
Other loans	0	0	0	77
Other investments	8	2	14	9
Total yen-denominated	$334	$342	$560	$971

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$341	$101	$1,889	$477
Infrastructure debt	109	4	169	4
Collateralized loan obligations	3	0	30	0
Commercial mortgage and other loans:
Transitional real estate loans	24	61	46	115
Middle market loans	206	127	351	277
Other investments	60	75	118	212
Total U.S. dollar-denominated	$743	$368	$2,603	$1,085

Other currencies:
Other investments	$2	$0	$2	$0
Total Aflac Japan purchases	$1,079	$710	$3,165	$2,056

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2024	2023	2024	2023
Total purchases for the period (in millions) (1)	$1,009	$633	$3,031	$1,835
New money yield (1),(2)	5.96%	4.75%	5.71%	5.03%
Return on average invested assets (3)	3.59	2.77	3.37	2.67
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.32%	3.19%	3.32%	3.19%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and six-month periods ended June 30, 2024 was primarily due to higher allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net earned premiums	$1,455	$1,425	$2,930	$2,853
Adjusted net investment income (1)	218	203	424	400
Other income	11	35	30	70
Total adjusted revenues	1,684	1,663	3,384	3,323
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	704	675	1,419	1,366
Reserve remeasurement (gains) losses	(24)	(30)	(54)	(70)
Total benefits and claims, net	680	645	1,365	1,296
Adjusted expenses:
Amortization of deferred policy acquisition costs	132	120	264	239
Insurance commissions	140	140	281	282
Insurance and other expenses	350	389	734	785
Total adjusted expenses	621	648	1,279	1,305
Total benefits and adjusted expenses	1,301	1,294	2,644	2,601
Pretax adjusted earnings	$383	$369	$739	$721
Percentage change over previous period:
Net earned premiums	2.1%	2.2%	2.7%	1.6%
Adjusted net investment income	7.4	5.2	6.0	6.1
Total adjusted revenues	1.3	2.1	1.8	1.7
Total benefits and claims, net	5.4	(2.0)	5.3	(2.1)
Total adjusted expenses	(4.2)	3.3	(2.0)	3.0
Pretax adjusted earnings	3.8	7.6	2.5	6.8
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(9) and $(8) for the three-month periods and $(19) and $(15) for the six-month periods ended June 30, 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended June 30, 2024, operating results compared to the same period in the previous year were as follows:
•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses and continued improvements in premium persistency.
•Adjusted net investment income increased primarily due to higher fixed rate income, higher variable income and higher short-term income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums and the increase in adjusted net investment income.
•Total benefits and claims increased primarily due to growth of group life and disability and lower remeasurement gains reflecting actual experience.
•Total adjusted expenses decreased primarily due to improved expense efficiency.
•Pretax adjusted earnings increased primarily due to lower total adjusted expenses and higher total adjusted revenues offset by higher benefits.

For the six-month period ended June 30, 2024, operating results compared to the same period in the previous year were as follows:
•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses and continued improvements in premium persistency.
•Adjusted net investment income increased primarily due to higher fixed rate income, higher variable income and higher short-term income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums and the increase in adjusted net investment income.
•Total benefits and claims increased primarily due to growth of group life and disability and lower remeasurement gains reflecting actual experience.
•Total adjusted expenses decreased primarily due to improved expense efficiency.
•Pretax adjusted earnings increased primarily due to higher total adjusted revenues and lower total adjusted expenses offset by higher benefits.

Annualized premiums in force increased 2.9% to $6.2 billion at June 30, 2024, compared with $6.1 billion at June 30, 2023.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same periods in the previous year.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2024	2023	2024	2023
Total benefits and claims	40.4%	38.8%	40.3%	39.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.8	7.2	7.8	7.2
Insurance commissions	8.3	8.4	8.3	8.5
Insurance and other expenses	20.8	23.4	21.7	23.6
Total adjusted expenses	36.9	39.0	37.8	39.3
Pretax adjusted earnings	22.7	22.2	21.8	21.7
Ratios to total premiums:
Total benefits and claims	46.7%	45.3%	46.6%	45.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.1	8.4	9.0	8.4

•For the three- and six-month periods ended June 30, 2024, the total benefits and claims to total premiums ratio increased primarily due to growth of group life and disability and lower remeasurement gains reflecting actual experience.
•The total adjusted expense ratio decreased in the three- and six-month periods ended June 30, 2024 primarily due to expense efficiency efforts.
•In total, the pretax adjusted profit margin increased slightly in the three- and six-month periods ended June 30, 2024 primarily due to higher total adjusted revenues and lower total adjusted expenses.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of June 30.

	2024	2023
Premium persistency	78.7%	78.2%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2024	2023	2024	2023
New annualized premium sales	$331	$324	$629	$639
Increase (decrease) over prior period	2.0%	6.4%	(1.6)%	5.8%

The increase in new annualized premium sales for Aflac U.S. in the second quarter of 2024 largely driven by group life, absence management and disability products as well as improved sales in individual voluntary benefits. The decrease in the first six months of 2024 reflects continued strong underwriting discipline as the Company focuses on more profitable growth with an emphasis on persistency.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2024	2023	2024	2023
Accident	21.2%	22.4%	21.8%	23.0%
Disability	25.7	24.8	24.4	24.9
Critical care(1)	21.1	20.4	21.6	20.5
Hospital indemnity	13.7	14.3	14.4	15.1
Dental/vision	5.9	7.4	6.2	7.0
Life	12.4	10.7	11.6	9.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the second quarter of 2024, the Aflac U.S. sales force included an average of approximately 6,100 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

As previously reported in the 2023 Annual Report, in July 2023, the U.S. Department of Labor, U.S. Department of the Treasury and U.S. Department of Health and Human Services (the tri-agencies) issued a proposed joint rule that, as written, could have potentially imposed significant limitations on the structure of benefits for hospital indemnity and other fixed indemnity plans, including those sold by Aflac U.S. However, on March 28, 2024, the tri-agencies released the final regulations requiring expanded disclosures to consumers for hospital and fixed indemnity insurance. The final regulations, which became effective June 17, 2024, did not include the proposals relating to the regulation and tax treatment of hospital and fixed indemnity insurance. As such, the implementation of the final regulations is not anticipated to have a material impact on Aflac U.S. sales.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Fixed maturity securities:
Other fixed maturity securities	$142	$197	$543	$406
Infrastructure debt	16	0	39	0
Collateralized loan obligations	9	0	12	0
Equity securities	10	0	22	0
Commercial mortgage and other loans:
Transitional real estate loans	5	40	12	54
Commercial mortgage loans	13	0	13	0
Middle market loans	14	30	86	48
Other loans	0	21	0	21
Other investments	6	8	14	24
Total Aflac U.S. Purchases	$215	$296	$741	$553

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2024	2023	2024	2023
Total purchases for period (in millions) (1)	$209	$288	$727	$529
New money yield (1),(2)	7.60%	7.75%	6.96%	7.41%
Return on average invested assets (3)	5.13	4.91	5.01	4.77
Portfolio book yield, end of period (1),(2)	5.63%	5.49%	5.63%	5.49%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three- and six-month periods ended June 30, 2024 was primarily due to higher allocations to lower yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net earned premiums	$155	$84	$320	$175
Net investment income (loss) (1)	57	14	107	21
Amortized hedge income related to certain foreign currency management strategies	34	38	62	67
Adjusted net investment income	91	52	169	88
Other income	5	3	8	5
Total adjusted revenues	249	140	497	268
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	94	98	203	143
Reserve remeasurement (gains) losses	(1)	(3)	(2)	(3)
Total benefits and claims, net	94	95	201	141
Adjusted expenses:
Interest expense	38	37	74	70
Other adjusted expenses	95	60	202	117
Total adjusted expenses	133	97	276	187
Total benefits and adjusted expenses	227	192	477	328
Pretax adjusted earnings	$23	$(52)	$21	$(58)
Percentage change over previous period:
Net earned premiums	84.5%	133.3%	82.9%	127.3%
Adjusted net investment income	75.0	940.0	92.0	340.0
Total adjusted revenues	77.9	233.3	85.4	131.0
Total benefits and claims, net	(1.1)	187.9	42.6	101.4
Total adjusted expenses	37.1	15.5	47.6	14.0
Pretax adjusted earnings	144.2	30.7	136.2	50.4
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $30 and $53 for the three-month periods and $62 and $105 for the six-month periods ended June 30, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $31 and $56 for the three-month periods and $64 and $108 for the six-month periods ended June 30, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

For the three-month period ended June 30, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher reinsurance activity resulting from agreements established in the fourth quarter of 2023.
•Adjusted net investment income increased due to higher Aflac Re consolidated investment income of $15 million primarily due to a higher volume of assets as part of the reinsurance agreements established in the fourth quarter of 2023 and $23 million due to a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense.
•Total adjusted revenues increased due to higher net earned premiums and higher adjusted net investment income.
•Total adjusted expenses increased primarily due to the higher reinsurance activity of $35 million.
•Pretax adjusted earnings increased due to higher total adjusted revenues partially offset by higher total adjusted expenses.

For the six-month period ended June 30, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher reinsurance activity resulting from agreements established in the fourth quarter of 2023.
•Adjusted net investment income increased due to higher Aflac Re consolidated investment income of $38 million primarily due to a higher volume of assets as part of the reinsurance agreements established in the fourth quarter of 2023 and $43 million due to a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense.
•Total adjusted revenues increased due to higher net earned premiums and higher adjusted net investment income.
•Total adjusted expenses increased primarily due to the higher reinsurance activity of $73 million as well as an increase in other general operating expenses.
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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2024
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$48,365	$12,773	$5,121	$66,259
Held-to-maturity, fixed maturity securities, at amortized cost (1)	15,685	0	0	15,685
Equity securities	458	2	268	728
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,389	967	190	5,546
Commercial mortgage loans (1)	976	615	0	1,591
Middle market loans (1)	3,916	475	0	4,391
Other loans (1)	172	80	15	267
Other investments:
Policy loans	164	31	0	195
Short-term investments (2)	2,379	220	781	3,380
Limited partnerships	2,550	278	155	2,983
Real estate owned	409	88	0	497
Other	0	47	0	47
Investment in affiliate (3)	0	408	(408)	0
Total investments	79,463	15,984	6,122	101,569
Cash and cash equivalents	1,964	604	3,492	6,060
Total investments and cash	$81,427	$16,588	$9,614	$107,629
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

While generally resilient, the Company's investments in TREs and CMLs have been affected by conditions in the commercial real estate market, with a greater impact on mortgages secured by office properties. The Company invested in certain TREs and CMLs that are currently in default of interest or maturity payments. The Company works with the affected borrowers to resolve specific situations through loan continuance with potential modifications, through loan sales, or through the process of foreclosure or deed in lieu of foreclosure. Since the third quarter of 2023, the Company has taken possession, through foreclosure or deed in lieu of foreclosure, of certain commercial real estate properties, which secured defaulted loans. Properties acquired by the Company through foreclosure and deed in lieu of foreclosure are reported as real estate owned (REO) in other investments in the Company's consolidated balance sheets.

For the six-month period ended June 30, 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $282 million. As a result of the estimated fair value of the collateral exceeding the amortized cost of the TREs upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net gain of $13 million in net investment gains (losses) for the six-month period ended June 30, 2024. The Company did not complete any foreclosure or deed in lieu of foreclosure transactions in the six-month period ended June 30, 2023.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.6%	1.7%	1.6%	1.6%
AA	6.2	6.6	5.7	5.9
A	67.6	65.4	68.1	67.2
BBB	23.1	24.6	22.9	23.5
BB or lower	1.5	1.7	1.7	1.8
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2024, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2024.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$34,111	$33,114	$(997)
Urban Renaissance Agency	A	151	115	(36)
KLM Royal Dutch Airlines	B	123	92	(31)
JP Morgan Chase and Co.	A	198	170	(28)
Prologis LP	A	143	120	(23)
Investcorp Capital Limited	BB	217	197	(20)
Alphabet Inc.	AA	84	65	(19)
Citigroup Inc	A	145	126	(19)
Salesforce Inc	A	93	74	(19)
Tokyo Gas Co Ltd	A	93	74	(19)

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

Below-Investment-Grade Investments

	June 30, 2024
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$218	$217	$197	$(20)
Commerzbank	155	128	179	51
Telecom Italia SpA	124	124	165	41
KLM Royal Dutch Airlines	124	123	92	(31)
IKB Deutsche Industriebank AG	81	42	68	26
National Gas Co. Trinidad & Tobago	52	50	48	(2)
Generalitat de Catalunya	50	21	47	26
Hawaiian Electric Industries Inc	35	34	29	(5)
VTTI B.V.	20	20	19	(1)
CPI Property Group SA	19	19	18	(1)
Other Issuers	41	42	38	(4)
Subtotal (2)	919	820	900	80
High yield corporate bonds	548	410	507	97
Middle market loans	4,125	3,999	3,953	(46)
Grand Total	$5,592	$5,229	$5,360	$131
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

	June 30, 2024
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$35,174	$1,359	$(2,385)	$34,148	43.8%
Municipalities	2,291	171	(123)	2,339	2.9
Mortgage- and asset-backed securities	3,409	360	(66)	3,703	4.2
Public utilities	6,455	647	(244)	6,858	8.0
Electric	5,214	526	(152)	5,587	6.5
Natural Gas	724	74	(51)	748	.9
Other	517	47	(41)	523	.6
Sovereign and supranational	787	81	(10)	858	1.1
Banks/financial institutions	8,348	733	(382)	8,699	10.4
Banking	4,846	458	(194)	5,111	6.0
Insurance	1,811	172	(60)	1,923	2.3
Other	1,691	103	(128)	1,665	2.1
Other corporate	23,824	3,510	(1,110)	26,224	29.6
Basic Industry	2,046	356	(101)	2,301	2.5
Capital Goods	3,007	402	(151)	3,257	3.7
Communications	2,504	490	(49)	2,946	3.1
Consumer Cyclical	1,883	245	(47)	2,080	2.3
Consumer Non-Cyclical	5,585	817	(289)	6,113	7.0
Energy	2,072	467	(38)	2,502	2.6
Other	1,050	85	(83)	1,052	1.3
Technology	3,013	293	(179)	3,127	3.8
Transportation	2,664	355	(173)	2,846	3.3
Total fixed maturity securities	$80,288	$6,861	$(4,320)	$82,829	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2024		December 31, 2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$65,764	$67,400	$72,218	$75,622
Equity securities	570	570	838	838
Total publicly issued	66,334	67,970	73,056	76,460
Privately issued securities: (2)
Fixed maturity securities (3)	14,524	15,429	16,290	17,325
Equity securities	158	158	250	250
Total privately issued	14,682	15,587	16,540	17,575
Total investment securities	$81,016	$83,557	$89,596	$94,035
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2024	December 31, 2023
Privately issued reverse-dual currency securities	$3,300	$3,740
Publicly issued collateral structured as reverse-dual currency securities	1,085	1,232
Total reverse-dual currency securities	$4,385	$4,972
Reverse-dual currency securities as a percentage of total investment securities	5.4%	5.5%
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

	Three Months		Six Months
	2024	2023	2024	2023
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.0	$3.7	$0.0	$3.7
Amortized hedge income (cost) for period (in millions)	$0	$(45)	$1	$(85)
FX Options
FX option notional at the end of period (in billions) (1)	$24.7	$13.5	$24.7	$13.5
Amortized hedge income (cost) for period (in millions)	$(7)	$(18)	$(14)	$(37)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$2.0	$5.0	$2.0	$5.0
Amortized hedge income (cost) for period (in millions)	$34	$39	$62	$70
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$2.4	$0.0	$2.4
Amortized hedge income (cost) for period (in millions)	$0	$(1)	$0	$(3)
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

	June 30, 2024		December 31, 2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$10,334	$13,126	$10,924	$12,918
Equity securities	22	22	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,389	4,311	4,795	4,829
Commercial mortgage loans	976	844	1,075	948
Middle market loans (floating rate)	3,916	3,870	4,095	4,065
Other loans	108	106	112	111
Other investments	4,509	4,509	2,361	2,361
Total U.S. Dollar Program	24,254	26,788	23,384	25,254
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,830	2,806	2,081	2,902
Total U.S. dollar-denominated investments in Aflac Japan	$26,084	$29,594	$25,465	$28,156
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of June 30, 2024, some of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of June 30, 2024, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $73 million (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net cash inflows (outflows)	$(5)	$(1)	$(416)	$(580)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $6.0 billion as of June 30, 2024, with hedging instruments comprised of $4.0 billion of yen-denominated debt and $2.0 billion of foreign currency forwards, compared with $6.8 billion as of December 31, 2023, with hedging instruments comprised of $3.7 billion of yen-denominated debt and $3.1 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2024 and 2023, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	June 30, 2024	December 31, 2023	% Change
Aflac Japan	$4,951	$5,559	(10.9)%	(1)
Aflac U.S.	3,599	3,573	.7
Total	$8,550	$9,132	(6.4)%
(1) Aflac Japan’s deferred policy acquisition costs increased 1.2% in yen during the six months ended June 30, 2024.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	June 30, 2024	December 31, 2023	% Change
Aflac Japan	$67,236	$81,167	(17.2)%	(1)
Aflac U.S.	11,124	11,600	(4.1)
Corporate and other	3,217	3,979	(19.2)
Intercompany eliminations(2)	(4,224)	(5,147)	(17.9)
Total	$77,353	$91,599	(15.6)%
(1) Aflac Japan’s policy liabilities decreased 5.9% in yen during the six months ended June 30, 2024.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the six-month periods ended June 30, 2024 and 2023.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and six-month periods ended June 30, 2024 and 2023 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At June 30, 2024, the Company held $6.1 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2024	2023
Management fees paid by subsidiaries	$81	$75
Dividends declared or paid by subsidiaries	2,111	1,971

The following table details Aflac Japan remittances, which are included in the totals above, for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2024	2023
Aflac Japan management fees paid to Parent Company	$34	$33
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,661	1,496
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥260.0	¥208.8

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2024. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of June 30, 2024, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2023 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2024	2023
Operating activities	$1,104	$1,332
Investing activities	2,294	1,488
Financing activities	(1,576)	(1,944)
Exchange effect on cash and cash equivalents	(68)	(99)
Net change in cash and cash equivalents	$1,754	$777

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of June 30, 2024, of the $400 million committed, approximately $280 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2024, Aflac U.S. borrowed and repaid $204 million under this program. As of June 30, 2024, Aflac U.S. had outstanding borrowings of $760 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and, from time to time, debt issuances and redemptions.

In April 2024, ALIJ redeemed ¥30.0 billion of its .963% subordinated bonds due April 2049.

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

Cash returned to shareholders through treasury stock purchases and dividends was $2.1 billion during the six-month period ended June 30, 2024, compared with $1.9 billion during the six-month period ended June 30, 2023.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2024	2023
Treasury stock purchases	$1,550	$1,400
Number of shares purchased:
Share repurchase program	18,564	20,809
Other	480	354
Total shares purchased	19,044	21,163

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2024	2023
Stock issued from treasury:
Cash financing	$12	$5
Noncash financing	37	33
Total stock issued from treasury	$49	$38
Number of shares issued	714	728

As of June 30, 2024, a remaining balance of 59.2 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.50 per share in the second quarter of 2024, compared with $.42 per share in the second quarter of 2023. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2024	2023
Dividends paid in cash	$550	$491
Dividends through issuance of treasury shares	21	19
Total dividends to shareholders	$571	$510

In July 2024, the board of directors declared the third quarter cash dividend of $.50 per share, an increase of 19.0% compared with the same period in 2023. The dividend is payable on September 2, 2024 to shareholders of record at the close of business on August 21, 2024.

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

As of June 30, 2024, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will introduce an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The final specifications were published in May 2024 with the new capital regime and initial economic value-based solvency ratio report becoming effective for Aflac Japan's 2025 fiscal year.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2024, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 76% of its liabilities are reported as of June 30, 2024, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
There have been no changes in the items the Company has identified as critical accounting estimates during the six-month period ended June 30, 2024. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of new and revised internal controls related to the upgrade of the Company's financial accounting and reporting consolidation system effective May 2024. The Company's management believes that the implementation of this system upgrade has improved and enhanced its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2024, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	77,745,381
February 1 - February 29	5,308,570		78.58	4,859,803	72,885,578
March 1 - March 31	4,424,657		83.34	4,416,656	68,468,922
April 1 - April 30	2,674,130		83.18	2,665,236	65,803,686
May 1 - May 31	3,680,826		86.25	3,678,430	62,125,256
June 1 - June 30	2,956,250		88.72	2,944,026	59,181,230
Total	19,044,433	(1)	$83.39	18,564,151	59,181,230	(2)
(1) During the first six months of 2024, 480,282 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at June 30, 2024, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 5.    Other Information

Insider Trading Arrangements

During the second quarter of 2024, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	31.1	-	Certification of CEO dated August 1, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated August 1, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated August 1, 2024, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

August 1, 2024	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

August 1, 2024	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer