Form 10-Q
period 2024-09-30
AFLAC INC
filed 2024-11-01
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 555,528,417 shares of the issuer's common stock were outstanding as of October 24, 2024.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2024 and 2023 Nine Months Ended September 30, 2024 and 2023	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2024 and 2023 Nine Months Ended September 30, 2024 and 2023	2

		Consolidated Balance Sheets September 30, 2024, and December 31, 2023	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2024 and 2023 Three Months Ended June 30, 2024 and 2023 Three Months Ended September 30, 2024 and 2023	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2024 and 2023	8

		Notes to the Consolidated Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	80

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	119

	Item 4.	Controls and Procedures	119

PART II.		OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	120

	Item 5.	Other Information	120

	Item 6.	Exhibits	121

Glossary of Selected Terms			122
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2024	2023	2024	2023
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,328	$3,476	$10,109	$10,737
Net investment income	1,006	1,004	3,100	2,946
Net investment gains (losses)	(1,408)	423	239	1,101
Other income (loss)	23	47	76	139
Total revenues	2,949	4,950	13,524	14,923
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,003	2,065	6,042	6,420
Reserve remeasurement (gains) losses	(408)	(205)	(515)	(312)
Total benefits and claims, net	1,595	1,860	5,527	6,108
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	214	201	638	608
Insurance commissions	251	250	751	797
Insurance and other expenses	747	785	2,179	2,290
Interest expense	50	49	147	148
Total acquisition and operating expenses	1,262	1,285	3,715	3,843
Total benefits and expenses	2,857	3,145	9,242	9,951
Earnings before income taxes	92	1,805	4,282	4,972
Income taxes	185	236	741	581
Net earnings	$(93)	$1,569	$3,541	$4,391
Net earnings per share:
Basic	$(.17)	$2.65	$6.26	$7.31
Diluted	(.17)	2.64	6.23	7.28
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	557,899	591,246	565,757	600,991
Diluted	560,414	593,596	568,216	603,419
Cash dividends per share	$.50	$.42	$1.50	$1.26
(1) Includes a gain (loss) of $(75) and $22 for the three-month periods and $(80) and $22 for the nine-month periods ended September 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2024	2023	2024	2023
Net earnings	$(93)	$1,569	$3,541	$4,391
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	788	(194)	(52)	(674)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	268	(2,978)	(457)	489
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(53)	(41)	(271)	(125)
Unrealized gains (losses) on derivatives during period	2	1	3	4
Effect of changes in discount rate assumptions during period	(1,889)	5,309	3,157	1,563
Pension liability adjustment during period	(3)	1	0	68
Total other comprehensive income (loss) before income taxes	(887)	2,098	2,380	1,325
Income tax expense (benefit) related to items of other comprehensive income (loss)	(502)	520	537	656
Other comprehensive income (loss), net of income taxes	(385)	1,578	1,843	669
Total comprehensive income (loss)	$(478)	$3,147	$5,384	$5,060
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2024 and 2023, amortized cost $67,289 in 2024 and $67,807 in 2023)	$68,261	$69,578
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $3,130 in 2024 and $2,882 in 2023)	4,031	3,712
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2024 and $5 in 2023 (fair value $18,975 in 2024 and $19,657 in 2023)	17,698	17,819
Equity securities, at fair value	808	1,088
Commercial mortgage and other loans, net of allowance for credit losses of $284 in 2024 and $274 in 2023 (includes $9,261 in 2024 and $10,150 in 2023 of consolidated variable interest entities)	11,544	12,527
Other investments (includes $2,704 in 2024 and $2,381 in 2023 of consolidated variable interest entities)	7,647	4,530
Cash and cash equivalents	5,612	4,306
Total investments and cash	115,601	113,560
Receivables	814	848
Accrued investment income	696	731
Deferred policy acquisition costs	9,232	9,132
Property and equipment, at cost less accumulated depreciation	421	445
Other	1,678	2,008
Total assets	$128,442	$126,724
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$79,672	$83,718
Unpaid policy claims	381	261
Unearned premiums	1,406	1,451
Other policyholders’ funds	6,095	6,169
Total policy liabilities	87,554	91,599
Income taxes	454	154
Payables for return of cash collateral on loaned securities	4,233	1,503
Notes payable and lease obligations	7,978	7,364
Other	3,393	4,119
Total liabilities	103,612	104,739
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2024 and 2023; issued 1,356,692 shares in 2024 and 1,355,398 shares in 2023	136	136
Additional paid-in capital	2,876	2,771
Retained earnings	50,972	47,993
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,139)	(4,069)
Unrealized gains (losses) on fixed maturity securities	557	1,139
Unrealized gains (losses) on derivatives	(20)	(22)
Effect of changes in discount rate assumptions	(67)	(2,560)
Pension liability adjustment	(8)	(8)
Treasury stock, at average cost	(25,477)	(23,395)
Total shareholders’ equity	24,830	21,985
Total liabilities and shareholders’ equity	$128,442	$126,724
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
Net earnings	0	0	1,879	0	0	1,879
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(597)	0	(597)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(47)	0	(47)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(4)	0	(4)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,065	0	1,065
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	18	0	0	0	18
Purchases of treasury stock	0	0	0	0	(793)	(793)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2024	$136	$2,806	$49,872	$(5,102)	$(24,175)	$23,537
Net earnings	0	0	1,755	0	0	1,755
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(425)	0	(425)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(691)	0	(691)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	4	0	4
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	2,920	0	2,920
Pension liability adjustment during period, net of income taxes	0	0	0	2	0	2
Dividends to shareholders (1) ($.50 per share)	0	0	(282)	0	0	(282)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	12	0	0	0	12
Purchases of treasury stock	0	0	0	0	(810)	(810)
Treasury stock reissued	0	15	0	0	8	23
Balance at June 30, 2024	$136	$2,835	$51,345	$(3,292)	$(24,977)	$26,047
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2024	$136	$2,835	$51,345	$(3,292)	$(24,977)	$26,047
Net earnings	0	0	(93)	0	0	(93)
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	952	0	952
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	156	0	156
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(1,492)	0	(1,492)
Pension liability adjustment during period, net of income taxes	0	0	0	(3)	0	(3)
Dividends to shareholders (1) ($.50 per share)	0	0	(280)	0	0	(280)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	21	0	0	0	21
Purchases of treasury stock	0	0	0	0	(505)	(505)
Treasury stock reissued	0	19	0	0	5	24
Balance at September 30, 2024	$136	$2,876	$50,972	$(3,677)	$(25,477)	$24,830
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2024	2023
Cash flows from operating activities:
Net earnings	$3,541	$4,391
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	28	42
Capitalization of deferred policy acquisition costs	(767)	(804)
Amortization of deferred policy acquisition costs	638	608
Increase in policy liabilities	(259)	(99)
Change in income tax liabilities	(64)	(289)
Net investment (gains) losses	(239)	(1,101)
Other, net	(504)	(140)
Net cash provided (used) by operating activities	2,374	2,608
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	4,832	2,112
Equity securities	702	353
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	1,482	1,276
Costs of investments acquired:
Available-for-sale fixed maturity securities	(4,589)	(2,359)
Equity securities	(333)	(299)
Commercial mortgage and other loans	(937)	(744)
Other investments, net	(2,682)	(1,153)
Settlement of derivatives, net	(92)	56
Cash received (pledged or returned) as collateral, net	2,781	2,894
Other, net	98	(160)
Net cash provided (used) by investing activities	1,264	1,978
Cash flows from financing activities:
Purchases of treasury stock	(2,050)	(2,100)
Proceeds from borrowings	823	0
Principal payments under debt obligations	(194)	0
Dividends paid to shareholders	(820)	(730)
Change in investment-type contracts, net	(162)	(114)
Treasury stock reissued	21	9
Other, net	(20)	(1)
Net cash provided (used) by financing activities	(2,402)	(2,936)
Effect of exchange rate changes on cash and cash equivalents	70	(91)
Net change in cash and cash equivalents	1,306	1,559
Cash and cash equivalents, beginning of period	4,306	3,943
Cash and cash equivalents, end of period	$5,612	$5,502
Supplemental disclosures of cash flow information:
Income taxes paid	$805	$870
Interest paid	127	132
Noncash interest	21	16
Noncash real estate acquired in satisfaction of debt	380	90
Noncash financing activities:
Lease obligations	25	50
Treasury stock issued for:
Associate stock bonus	15	13
Shareholder dividend reinvestment	31	28
Share-based compensation grants	6	5
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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2024 and December 31, 2023, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

For the nine-month period ended September 30, 2023, an immaterial reclassification was made to the consolidated statement of cash flows related to investments in limited partnerships resulting in an increase to net cash flows provided by operating activities of $251 million with a corresponding decrease to net cash flows provided by investing activities.

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

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance has no impact on the Company’s financial position or results of operations but will expand its disclosures. The Company has identified its significant segment expenses and developed the required disclosures in accordance with the new guidance, which will be reflected in the notes contained in the Company's 2024 Form 10-K.

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 55% and 56% in the three- and nine-month periods ended September 30, 2024, respectively, and 60% in both the three- and nine-month periods ended September 30, 2023. The percentage of the Company's total assets attributable to Aflac Japan was 79% at September 30, 2024, compared with 80% at December 31, 2023.

Information regarding operations by reportable segment and Corporate and other follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,709	$1,973	$5,241	$6,207
Adjusted net investment income	662	679	2,036	1,927
Other income	7	8	20	26
Total adjusted revenue Aflac Japan	2,378	2,660	7,297	8,160
Aflac U.S.:
Net earned premiums	1,459	1,419	4,388	4,272
Adjusted net investment income	210	209	634	609
Other income	15	33	46	102
Total adjusted revenue Aflac U.S.	1,684	1,661	5,068	4,983
Corporate and other (2)	225	115	723	384
Total adjusted revenues	4,287	4,436	13,088	13,527
Net investment gains (losses)	(1,408)	423	239	1,101
Reconciling items:
Amortized hedge costs	7	26	19	148
Amortized hedge income	(25)	(25)	(87)	(92)
Net interest (income) expense from derivatives associated with certain investment strategies	88	90	265	239
Total revenues	$2,949	$4,950	$13,524	$14,923
(1) Includes a gain (loss) of $(75) and $22 for the three-month periods and $(80) and $22 for the nine-month periods ended September 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $57 and $64 for the three-month periods and $119 and $169 for the nine-month periods ended September 30, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $78 and $63 for the three-month periods and $142 and $171 for the nine-month periods ended September 30, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Pretax earnings:
Aflac Japan (1)	$1,073	$869	$2,747	$2,479
Aflac U.S.	350	478	1,089	1,199
Corporate and other (2)	15	(49)	36	(107)
Pretax adjusted earnings	1,438	1,298	3,872	3,571
Other income (loss)	0	3	(1)	38
Net investment gains (losses)	(1,408)	423	239	1,101
Reconciling items:
Amortized hedge costs	7	26	19	148
Amortized hedge income	(25)	(25)	(87)	(92)
Net interest (income) expense from derivatives associated with certain investment strategies	88	90	265	239
Impact of interest from derivatives associated with notes payable	(8)	(10)	(25)	(33)
Total earnings before income taxes	$92	$1,805	$4,282	$4,972
Income taxes applicable to pretax adjusted earnings	$227	$203	$665	$570
Effect of foreign currency translation on after-tax adjusted earnings	(16)	(33)	(97)	(100)
(1) Includes a gain (loss) of $(75) and $22 for the three-month periods and $(80) and $22 for the nine-month periods ended September 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2)The change in value of federal historic rehabilitation and solar investments in partnerships of $57 and $64 for the three-month periods and $119 and $169 for the nine-month periods ended September 30, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $78 and $63 for the three-month periods and $142 and $171 for the nine-month periods ended September 30, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

The Company's total assets were as follows:

(In millions)	September 30, 2024	December 31, 2023
Assets:
Aflac Japan	$101,132	$101,541
Aflac U.S.	22,501	21,861
Corporate and other	4,809	3,322
Total assets	$128,442	$126,724

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	September 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,304	$0	$758	$2,322	$20,740
Municipalities	963	0	85	77	971
Mortgage- and asset-backed securities	384	0	5	22	367
Public utilities	3,043	0	232	116	3,159
Sovereign and supranational	368	0	23	8	383
Banks/financial institutions	5,929	0	309	332	5,906
Other corporate	5,898	0	628	300	6,226
Total yen-denominated	38,889	0	2,040	3,177	37,752
U.S. dollar-denominated:
U.S. government and agencies	199	0	3	1	201
Municipalities	1,218	0	73	32	1,259
Mortgage- and asset-backed securities	3,211	0	199	47	3,363
Public utilities	3,982	0	431	98	4,315
Sovereign and supranational	79	0	32	0	111
Banks/financial institutions	3,462	0	415	23	3,854
Other corporate	19,352	0	2,554	497	21,409
Total U.S. dollar-denominated	31,503	0	3,707	698	34,512
Other currencies:
Other corporate	27	0	1	0	28
Total other currencies	27	0	1	0	28
Total securities available-for-sale	$70,419	$0	$5,748	$3,875	$72,292

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,067	$0	$1,040	$1,696	$22,411
Municipalities	968	0	115	58	1,025
Mortgage- and asset-backed securities	215	0	6	11	210
Public utilities	3,757	0	325	82	4,000
Sovereign and supranational	373	0	24	7	390
Banks/financial institutions	5,896	0	320	365	5,851
Other corporate	5,898	0	699	294	6,303
Total yen-denominated	40,174	0	2,529	2,513	40,190
U.S. dollar-denominated:
U.S. government and agencies	191	0	2	4	189
Municipalities	1,246	0	65	38	1,273
Mortgage- and asset-backed securities	2,748	0	184	56	2,876
Public utilities	3,346	0	360	114	3,592
Sovereign and supranational	122	0	33	8	147
Banks/financial institutions	2,676	0	359	51	2,984
Other corporate	20,186	0	2,518	665	22,039
Total U.S. dollar-denominated	30,515	0	3,521	936	33,100
Total securities available-for-sale	$70,689	$0	$6,050	$3,449	$73,290

	September 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,970	$2	$16,968	$1,200	$0	$18,168
Municipalities	262	0	262	31	0	293
Public utilities	35	0	35	2	0	37
Sovereign and supranational	418	3	415	42	0	457
Other corporate	18	0	18	2	0	20
Total yen-denominated	17,703	5	17,698	1,277	0	18,975
Total securities held-to-maturity	$17,703	$5	$17,698	$1,277	$0	$18,975

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,085	$2	$17,083	$1,746	$0	$18,829
Municipalities	266	0	266	41	0	307
Public utilities	34	0	34	4	0	38
Sovereign and supranational	421	3	418	44	0	462
Other corporate	18	0	18	3	0	21
Total yen-denominated	17,824	5	17,819	1,838	0	19,657
Total securities held-to-maturity	$17,824	$5	$17,819	$1,838	$0	$19,657

	September 30, 2024	December 31, 2023
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$515	$751
U.S. dollar-denominated	293	252
Other currencies	0	85
Total equity securities	$808	$1,088

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2024 and 2023, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2024, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,240	$1,329
Due after one year through five years	7,793	8,611
Due after five years through 10 years	19,539	21,081
Due after 10 years	38,252	37,541
Mortgage- and asset-backed securities	3,595	3,730
Total fixed maturity securities available-for-sale	$70,419	$72,292
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	37	38
Due after five years through 10 years	9,440	10,201
Due after 10 years	8,221	8,736
Total fixed maturity securities held-to-maturity	$17,698	$18,975
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2024			December 31, 2023
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$38,280	$37,942	A+	$39,151	$40,222
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$1	$3	$41	$11
Gross losses from sales	(66)	(13)	(375)	(22)
Foreign currency gains (losses)	173	51	660	136
Other investments:
Gross gains (losses) from sales and redemptions	(3)	36	7	33
Total sales and redemptions	105	77	333	158
Equity securities	13	47	100	35
Credit losses:
Fixed maturity securities held-to-maturity	0	0	0	1
Commercial mortgage and other loans	(85)	(83)	(113)	(116)
Impairment losses	(55)	0	(55)	0
Loan commitments	(1)	1	2	5
Reinsurance recoverables and other	0	0	5	(3)
Total credit losses	(141)	(82)	(161)	(113)
Derivatives and other:
Derivative gains (losses)	436	(53)	(54)	(630)
Foreign currency gains (losses)	(1,821)	434	21	1,651
Total derivatives and other	(1,385)	381	(33)	1,021
Total net investment gains (losses)	$(1,408)	$423	$239	$1,101

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2024 that relate to equity securities held at the September 30, 2024 reporting date were $34 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2023 that relate to equity securities held at the September 30, 2023 reporting date were $47 million.

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2024 that relate to equity securities held at the September 30, 2024 reporting date were $79 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2023 that relate to equity securities held at the September 30, 2023 reporting date were $13 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2024	December 31, 2023
Unrealized gains (losses) on securities available-for-sale	$1,873	$2,601
Deferred income taxes	(1,316)	(1,462)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$557	$1,139

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$76	$1	$27	$0	$49	$1
Japan government and agencies:
Yen-denominated	8,088	2,322	874	230	7,214	2,092
Municipalities:
U.S. dollar-denominated	636	32	8	0	628	32
Yen-denominated	289	77	10	0	279	77
Mortgage- and asset- backed securities:
U.S. dollar-denominated	999	47	580	20	419	27
Yen-denominated	208	22	0	0	208	22
Public utilities:
U.S. dollar-denominated	1,256	98	369	9	887	89
Yen-denominated	910	116	304	32	606	84
Sovereign and supranational:
Yen-denominated	56	8	0	0	56	8
Banks/financial institutions:
U.S. dollar-denominated	716	23	419	3	297	20
Yen-denominated	3,484	332	431	10	3,053	322
Other corporate:
U.S. dollar-denominated	6,079	497	1,579	31	4,500	466
Yen-denominated	1,807	300	213	7	1,594	293
Total	$24,604	$3,875	$4,814	$342	$19,790	$3,533

	December 31, 2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$123	$4	$53	$1	$70	$3
Japan government and agencies:
Yen-denominated	8,393	1,696	1,657	303	6,736	1,393
Municipalities:
U.S. dollar-denominated	703	38	31	1	672	37
Yen-denominated	301	58	34	0	267	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	925	56	340	6	585	50
Yen-denominated	58	11	0	0	58	11
Public utilities:
U.S. dollar-denominated	1,120	114	228	4	892	110
Yen-denominated	1,028	82	444	13	584	69
Sovereign and supranational:
U.S. dollar-denominated	35	8	0	0	35	8
Yen-denominated	60	7	0	0	60	7
Banks/financial institutions:
U.S. dollar-denominated	655	51	159	4	496	47
Yen-denominated	3,673	365	186	4	3,487	361
Other corporate:
U.S. dollar-denominated	6,380	665	799	19	5,581	646
Yen-denominated	1,948	294	308	9	1,640	285
Total	$25,402	$3,449	$4,239	$364	$21,163	$3,085

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's available-for-sale securities have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For any available-for-sale securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company‘s resources to the review and monitoring of securities with real credit-related concerns that could impact ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market-related, the Company performs a more focused review of the related issuers' specific credit profile.

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

However, from time to time the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit loss allowance will be estimated. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have a credit loss allowance as of September 30, 2024. Refer to the Allowance for Credit Losses section below for additional information.

As of September 30, 2024 and December 31, 2023, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

(In millions)	September 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,513	12.8%	$1,807	14.1%
Retail	350	3.0	473	3.7
Apartments/Multi-Family	2,334	19.7	2,608	20.4
Industrial	116	1.0	157	1.2
Hospitality	663	5.6	814	6.4
Other	424	3.6	255	2.0
Total transitional real estate loans	5,400	45.7	6,114	47.8
Commercial mortgage loans:
Office	330	2.8	359	2.8
Retail	216	1.8	301	2.4
Apartments/Multi-Family	576	4.9	586	4.6
Industrial	438	3.7	463	3.6
Other	15	.1	0	0.0
Total commercial mortgage loans	1,575	13.3	1,709	13.4
Middle market loans	4,511	38.1	4,677	36.5
Other loans	342	2.9	301	2.3
Total commercial mortgage and other loans	$11,828	100.0%	$12,801	100.0%
Allowance for credit losses	(284)		(274)
Total net commercial mortgage and other loans	$11,544		$12,527
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (13%) and Florida (10%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of September 30, 2024, the Company had $362 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $21 million and $24 million for a short-term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company had commitments of approximately $680 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of contracted solar and wind assets generating cash flow for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of September 30, 2024, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

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

The following tables present as of September 30, 2024 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$617	$587	$36	$19	$1,259
60%-69.99%	0	115	396	573	18	559	1,661
70%-79.99%	0	14	814	712	82	55	1,677
80% or greater	0	0	220	236	80	267	803
Total	$0	$129	$2,047	$2,108	$216	$900	$5,400
Current-period gross writeoffs:	$0	$0	$0	$5	$0	$49	$54

Commercial Mortgage Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$33	$0	$268	$58	$935	$1,294	2.78
60%-69.99%	0	0	0	25	0	46	71	2.11
70%-79.99%	13	0	0	0	0	88	101	1.25
80% or greater	0	0	0	0	0	109	109	0.65
Total	$13	$33	$0	$293	$58	$1,178	$1,575	2.50
Weighted Average DSCR	1.21	2.62	0.00	3.15	2.59	2.35
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$3	$3

Middle Market Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$10	$27	$39	$80	$93	$80	$16	$345
BB	206	55	396	421	276	409	72	1,835
B	156	49	253	557	249	598	49	1,911
CCC	0	0	22	78	88	113	17	318
CC	4	0	0	0	0	23	1	28
C and lower	0	0	0	6	0	68	0	74
Total	$376	$131	$710	$1,142	$706	$1,291	$155	$4,511
Current-period gross writeoffs:	$0	$0	$0	$27	$0	$23	$0	$50

Other Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$21	$86	$0	$0	$0	$0	$107
AA	0	0	8	3	0	0	0	11
BBB	78	73	0	0	0	0	0	151
BB	0	0	73	0	0	0	0	73
Total	$78	$94	$167	$3	$0	$0	$0	$342
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	September 30, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,843	$32	$525	$557	$5,400	$525
Commercial mortgage loans	1,575	0	0	0	1,575	0
Middle market loans	4,403	46	62	108	4,511	67
Other loans	342	0	0	0	342	0
Total	$11,163	$78	$587	$665	$11,828	$592
(1) As of September 30, 2024, there were $18 of loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$5,481	$108	$525	$633	$6,114	$633
Commercial mortgage loans	1,676	33	0	33	1,709	0
Middle market loans	4,592	0	85	85	4,677	85
Other loans	301	0	0	0	301	0
Total	$12,050	$141	$610	$751	$12,801	$718
(1) As of December 31, 2023, there were no loans that were 90 days or more past due that continued to accrue interest.

For the three- and nine-month periods ended September 30, 2024 and September 30, 2023, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $202 million and $160 million had no credit loss allowance as of September 30, 2024 and December 31, 2023, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of September 30, 2024, MMLs with an amortized cost of $5 million were on nonaccrual status without an allowance for credit losses. As of December 31, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first nine months of 2024 and 2023. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded.

The following tables present the amortized cost basis of modified loans to borrowers experiencing financial difficulty and the financial effect of the modifications, disaggregated by loan classification and type of modification.

Three Months Ended September 30, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays	$123	2.3%	Delay in payments of 24 months on average
(1) Net of allowance for credit losses

Nine Months Ended September 30, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays	$198	3.8%	Delay in payments of 29 months on average
Other-than-insignificant payment delays and interest rate reduction	216	4.1	Delay in payments of 47 months on average, and reduction in the weighted-average contractual interest rate from 7.9% to 6.6%
(1) Net of allowance for credit losses

Loan modifications to borrowers experiencing financial difficulty for the three- and nine-month periods ended September 30, 2023, were immaterial.

The following table presents an aging of loans that received modifications in the 12 months preceding the period presented, at amortized cost.

	September 30, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due
Transitional real estate loans	$414	$0	$0

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of September 30, 2024, and subsequently defaulted in the three- and nine-month periods ended September 30, 2024, were immaterial. There were no modified loans to borrowers experiencing financial difficulties in the past 12 months, as of September 30, 2023, that subsequently defaulted in the three- and nine-month periods ended September 30, 2023.

As of September 30, 2024, the Company had $6 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification.

Allowance for Credit Losses

The Company calculates its allowance for credit losses for held-to-maturity securities, loan receivables and loan commitments by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual asset. For held-to-maturity securities, MMLs, and MML commitments, the Company groups assets by credit ratings, industry, and country.

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

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $16.8 billion amortized cost as of September 30, 2024 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended September 30, 2024:
Balance at June 30, 2024	$(123)	$(17)	$(98)	$(13)	$(5)	$0	$(256)
(Addition to) release of allowance for credit losses	(67)	(16)	(5)	(1)	0	0	(89)
Writeoffs, net of recoveries	39	3	0	0	0	0	42
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2024	$(151)	$(30)	$(103)	$(14)	$(5)	$0	$(303)
Three Months Ended September 30, 2023:
Balance at June 30, 2023	$(76)	$(9)	$(140)	$(20)	$(5)	$0	$(250)
(Addition to) release of allowance for credit losses (1)	(35)	(3)	3	1	1	0	(33)
Writeoffs, net of recoveries	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	(1)	0	(1)
Balance at September 30, 2023	$(111)	$(12)	$(137)	$(19)	$(5)	$0	$(284)
Nine Months Ended September 30, 2024:
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(Addition to) release of allowance for credit losses	(93)	(17)	(7)	2	0	0	(115)
Writeoffs, net of recoveries	54	3	50	0	0	0	107
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2024	$(151)	$(30)	$(103)	$(14)	$(5)	$0	$(303)
Nine Months Ended September 30, 2023:
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(24)	$(7)	$0	$(223)
(Addition to) release of allowance for credit losses (1)	(57)	(3)	(8)	5	1	0	(62)
Writeoffs, net of recoveries	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	1	0	1
Balance at September 30, 2023	$(111)	$(12)	$(137)	$(19)	$(5)	$0	$(284)
(1) Includes an allowance for credit losses of $4 recognized on financial assets accounted for as purchased financial assets with credit deterioration that is not recorded in earnings upon recognition.

As of September 30, 2024, the Company identified TREs and CMLs with an amortized cost of $198 million and $28 million, respectively, in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of September 30, 2024, the Company established a credit allowance of $33 million related to these loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2024	December 31, 2023
Other investments:
Policy loans	$221	$214
Short-term investments (1)	3,533	1,304
Limited partnerships (2)	3,206	2,750
Real estate owned	645	227
Other	42	35
Total other investments	$7,647	$4,530
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

Real estate owned (REO) consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of September 30, 2024, all REO was classified as held-and-used for the production of income and is carried at cost less accumulated depreciation. As of December 31, 2023, $210 million of REO was classified as held-and-used with the remaining $17 million classified as held-for-sale, which is carried at the lower of depreciated cost or fair value less cost to sell and is not further depreciated once classified as such. Depreciation expense was $4 million and $8 million for the three- and nine-month periods ended September 30, 2024, respectively, and immaterial for the three- and nine-month periods ended September 30, 2023. Additionally, as of September 30, 2024 and December 31, 2023, accumulated depreciation was $9 million and an immaterial amount, respectively.

As of September 30, 2024, the Company had $3.0 billion in outstanding commitments to fund investments in limited partnerships.

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

The following table presents carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	September 30, 2024	December 31, 2023
Assets:
Fixed maturity securities, available-for-sale	$4,031	$3,712
Commercial mortgage and other loans	9,261	10,150
Other investments (1)	2,704	2,381
Other assets (2)	52	55
Total assets of consolidated VIEs	$16,048	$16,298
Liabilities:
Other liabilities (2)	$623	$507
Total liabilities of consolidated VIEs	$623	$507
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
Investments in Variable Interest Entities Not Consolidated

(In millions)	September 30, 2024	December 31, 2023
Assets:
Fixed maturity securities, available-for-sale	$6,683	$6,424
Other investments (1)	502	369
Total investments in VIEs not consolidated	$7,185	$6,793
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
	September 30, 2024			December 31, 2023
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$3,179	$3,179	$0	$737	$737
Public utilities	52	0	52	19	0	19
Banks/financial institutions	133	0	133	72	0	72
Other corporate	869	0	869	675	0	675
Total borrowings	$1,054	$3,179	$4,233	$766	$737	$1,503
Gross amount of recognized liabilities for securities lending transactions			$4,233			$1,503
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $3.3 billion and $4.3 billion at September 30, 2024 and December 31, 2023, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2024, and December 31, 2023, respectively.

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

	September 30, 2024			December 31, 2023
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$4
Total cash flow hedges	18	0	4	18	0	4
Fair value hedges:
Foreign currency options	0	0	0	2,158	0	0
Total fair value hedges	0	0	0	2,158	0	0
Net investment hedge:
Foreign currency forwards	1,919	63	35	2,611	179	27
Foreign currency options	0	0	0	456	0	0
Total net investment hedge	1,919	63	35	3,067	179	27
Non-qualifying strategies:
Foreign currency swaps	1,200	8	0	1,200	31	0
Foreign currency swaps - VIE	3,417	52	619	3,417	55	503
Foreign currency forwards	0	0	0	7,402	59	477
Foreign currency options	26,715	57	24	22,557	2	0
Interest rate swaps	17,230	19	239	17,230	11	419
Total non-qualifying strategies	48,562	136	882	51,806	158	1,399
Total derivatives	$50,499	$199	$921	$57,049	$337	$1,430

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges. The Company had no fair value hedges during the three- and nine-month periods ended September 30, 2024.

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statements of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains (losses) consistent with the impact of the hedged item. For the three- and nine-month periods ended September 30, 2023, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of September 30, 2024 and December 31, 2023; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Fixed maturity securities	$1,610	$1,692	$149	$164
(1) The balance includes hedging adjustment on discontinued hedging relationships of $149 in 2024 and $164 in 2023.

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, the Parent Company had $1.2 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded in current period earnings.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2024				2023
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(1)		$2	$(1)	$(1)		$1
Total cash flow hedges	(1)	(1)	(3)	2	(1)	(1)	(3)	1
Fair value hedges:
Foreign currency options		0				(1)
Total fair value hedges		0				(1)
Net investment hedge:
Non-derivative hedging instruments		0		(522)		0		112
Foreign currency forwards		43		(225)		71		32
Total net investment hedge		43		(747)		71		144
Non-qualifying strategies:
Foreign currency swaps		0				1
Foreign currency swaps - VIE		44				(22)
Foreign currency forwards		0				32
Foreign currency options		191				(9)
Interest rate swaps		159				(124)
Total non-qualifying strategies		394				(122)
Total	$(1)	$436		$(745)	$(1)	$(53)		$145
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2024, and $1 of losses during the three-month period ended September 30, 2023.

	Nine Months Ended September 30,
	2024				2023
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(3)		$3	$(1)	$(3)		$3
Total cash flow hedges	(1)	(3)	(3)	3	(1)	(3)	(3)	3
Fair value hedges:
Foreign currency options		0				(65)
Interest rate swaptions (4)	0	0		0	(1)	0		1
Total fair value hedges	0	0		0	(1)	(65)		1
Net investment hedge:
Non-derivative hedging instruments		0		(21)		0		450
Foreign currency forwards		119		74		198		454
Foreign currency options		0		0		(8)		0
Total net investment hedge		119		53		190		904
Non-qualifying strategies:
Foreign currency swaps		2				4
Foreign currency swaps - VIE		(172)				(112)
Foreign currency forwards		17				(350)
Foreign currency options		9				(46)
Interest rate swaps		(26)				(244)
Forward bond purchase commitment - VIE		0				(4)
Total non-qualifying strategies		(170)				(752)
Total	$(1)	$(54)		$56	$(2)	$(630)		$908
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $3 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2024, and $3 of losses during the nine-month period ended September 30, 2023.
(4) Includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2024, and $1 of losses during the nine-month period ended September 30, 2023, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of September 30, 2024, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of September 30, 2024, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $794 million and $1.2 billion as of September 30, 2024 and December 31, 2023, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2024, the Company estimates that it would be required to post a maximum of $566 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$128	$0	$128	$(45)	$(12)	$(49)	$22
OTC - cleared	19	0	19	(19)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	147	0	147	(64)	(12)	(49)	22
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	52		52				52
Total derivative assets not subject to a master netting agreement or offsetting arrangement	52		52				52
Total derivative assets	199	0	199	(64)	(12)	(49)	74
Securities lending and similar arrangements	4,189	0	4,189	0	0	(4,189)	0
Total	$4,388	$0	$4,388	$(64)	$(12)	$(4,238)	$74

December 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$271	$0	$271	$(85)	$(53)	$(130)	$3
OTC - cleared	11	0	11	(11)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	282	0	282	(96)	(53)	(130)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	55		55				55
Total derivative assets not subject to a master netting agreement or offsetting arrangement	55		55				55
Total derivative assets	337	0	337	(96)	(53)	(130)	58
Securities lending and similar arrangements	1,480	0	1,480	0	0	(1,480)	0
Total	$1,817	$0	$1,817	$(96)	$(53)	$(1,610)	$58

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$59	$0	$59	$(45)	$0	$(8)	$6
OTC - cleared	239	0	239	(19)	(15)	(205)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	298	0	298	(64)	(15)	(213)	6
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	623		623				623
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	623		623				623
Total derivative liabilities	921	0	921	(64)	(15)	(213)	629
Securities lending and similar arrangements	4,233	0	4,233	(4,189)	0	0	44
Total	$5,154	$0	$5,154	$(4,253)	$(15)	$(213)	$673

December 31, 2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$504	$0	$504	$(85)	$(381)	$(37)	$1
OTC - cleared	419	0	419	(11)	(19)	(389)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	923	0	923	(96)	(400)	(426)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	507		507				507
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	507		507				507
Total derivative liabilities	1,430	0	1,430	(96)	(400)	(426)	508
Securities lending and similar arrangements	1,503	0	1,503	(1,480)	0	0	23
Total	$2,933	$0	$2,933	$(1,576)	$(400)	$(426)	$531

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

	September 30, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$20,089	$852	$0	$20,941
Municipalities	0	2,230	0	2,230
Mortgage- and asset-backed securities	0	2,521	1,209	3,730
Public utilities	0	6,904	570	7,474
Sovereign and supranational	0	466	28	494
Banks/financial institutions	0	9,750	10	9,760
Other corporate	0	27,289	374	27,663
Total fixed maturity securities	20,089	50,012	2,191	72,292
Equity securities	647	0	161	808
Other investments	3,533	0	0	3,533
Cash and cash equivalents	5,612	0	0	5,612
Other assets:
Foreign currency swaps	0	60	0	60
Foreign currency forwards	0	63	0	63
Foreign currency options	0	57	0	57
Interest rate swaps	0	19	0	19
Total other assets	0	199	0	199
Total assets	$29,881	$50,211	$2,352	$82,444
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$623	$0	$623
Foreign currency forwards	0	35	0	35
Foreign currency options	0	24	0	24
Interest rate swaps	0	239	0	239
Total liabilities	$0	$921	$0	$921

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$21,700	$900	$0	$22,600
Municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities	0	7,339	253	7,592
Sovereign and supranational	0	507	30	537
Banks/financial institutions	0	8,757	78	8,835
Other corporate	0	27,694	648	28,342
Total fixed maturity securities	21,700	49,809	1,781	73,290
Equity securities	840	0	248	1,088
Other investments	1,304	0	0	1,304
Cash and cash equivalents	4,306	0	0	4,306
Other assets:
Foreign currency swaps	0	86	0	86
Foreign currency forwards	0	238	0	238
Foreign currency options	0	2	0	2
Interest rate swaps	0	11	0	11
Total other assets	0	337	0	337
Total assets	$28,150	$50,146	$2,029	$80,325
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$507	$0	$507
Foreign currency forwards	0	504	0	504
Interest rate swaps	0	419	0	419
Total liabilities	$0	$1,430	$0	$1,430

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,968	$18,007	$161	$0	$18,168
Municipalities	262	0	293	0	293
Public utilities	35	0	37	0	37
Sovereign and supranational	415	0	457	0	457
Other corporate	18	0	20	0	20
Commercial mortgage and other loans	11,544	0	0	11,315	11,315
Other investments (1)	42	0	42	0	42
Total assets	$29,284	$18,007	$1,010	$11,315	$30,332
Liabilities:
Other policyholders’ funds	$6,095	$0	$0	$6,015	$6,015
Notes payable (excluding leases)	7,868	0	6,895	748	7,643
Total liabilities	$13,963	$0	$6,895	$6,763	$13,658
(1) Excludes policy loans of $221, equity method investments of $3,206, and REO of $645, at carrying value.

	December 31, 2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$17,083	$18,662	$167	$0	$18,829
Municipalities	266	0	307	0	307
Public utilities	34	0	38	0	38
Sovereign and supranational	418	0	462	0	462
Other corporate	18	0	21	0	21
Commercial mortgage and other loans	12,527	0	0	12,217	12,217
Other investments (1)	35	0	35	0	35
Total assets	$30,381	$18,662	$1,030	$12,217	$31,909
Liabilities:
Other policyholders’ funds	$6,169	$0	$0	$6,080	$6,080
Notes payable (excluding leases)	7,240	0	6,178	752	6,930
Total liabilities	$13,409	$0	$6,178	$6,832	$13,010
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$20,089	$505	$0	$20,594
Internal	0	347	0	347
Total government and agencies	20,089	852	0	20,941
Municipalities:
Third-party pricing vendor	0	1,962	0	1,962
Internal	0	268	0	268
Total municipalities	0	2,230	0	2,230
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,487	0	2,487
Internal	0	34	38	72
Broker/other	0	0	1,171	1,171
Total mortgage- and asset-backed securities	0	2,521	1,209	3,730
Public utilities:
Third-party pricing vendor	0	3,858	0	3,858
Internal	0	3,046	0	3,046
Broker/other	0	0	570	570
Total public utilities	0	6,904	570	7,474
Sovereign and supranational:
Third-party pricing vendor	0	111	0	111
Internal	0	355	0	355
Broker/other	0	0	28	28
Total sovereign and supranational	0	466	28	494
Banks/financial institutions:
Third-party pricing vendor	0	5,330	0	5,330
Internal	0	4,420	0	4,420
Broker/other	0	0	10	10
Total banks/financial institutions	0	9,750	10	9,760
Other corporate:
Third-party pricing vendor	0	21,666	0	21,666
Internal	0	5,623	169	5,792
Broker/other	0	0	205	205
Total other corporate	0	27,289	374	27,663
Total securities available-for-sale	$20,089	$50,012	$2,191	$72,292
Equity securities, carried at fair value:
Third-party pricing vendor	$647	$0	$0	$647
Broker/other	0	0	161	161
Total equity securities	$647	$0	$161	$808

	September 30, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$18,007	$161	$0	$18,168
Total government and agencies	18,007	161	0	18,168
Municipalities:
Third-party pricing vendor	0	293	0	293
Total municipalities	0	293	0	293
Public utilities:
Third-party pricing vendor	0	37	0	37
Total public utilities	0	37	0	37
Sovereign and supranational:
Third-party pricing vendor	0	224	0	224
Internal	0	233	0	233
Total sovereign and supranational	0	457	0	457
Other corporate:
Third-party pricing vendor	0	20	0	20
Total other corporate	0	20	0	20
Total securities held-to-maturity	$18,007	$968	$0	$18,975

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$21,692	$808	$0	$22,500
Internal	0	60	0	60
Broker/other	8	32	0	40
Total government and agencies	21,700	900	0	22,600
Municipalities:
Third-party pricing vendor	0	1,426	0	1,426
Internal	0	256	0	256
Broker/other	0	616	0	616
Total municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,277	0	2,277
Internal	0	27	105	132
Broker/other	0	10	667	677
Total mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities:
Third-party pricing vendor	0	4,570	0	4,570
Internal	0	2,677	0	2,677
Broker/other	0	92	253	345
Total public utilities	0	7,339	253	7,592
Sovereign and supranational:
Third-party pricing vendor	0	118	0	118
Internal	0	330	0	330
Broker/other	0	59	30	89
Total sovereign and supranational	0	507	30	537
Banks/financial institutions:
Third-party pricing vendor	0	5,085	0	5,085
Internal	0	3,008	69	3,077
Broker/other	0	664	9	673
Total banks/financial institutions	0	8,757	78	8,835
Other corporate:
Third-party pricing vendor	0	18,088	4	18,092
Internal	0	4,210	230	4,440
Broker/other	0	5,396	414	5,810
Total other corporate	0	27,694	648	28,342
Total securities available-for-sale	$21,700	$49,809	$1,781	$73,290
Equity securities, carried at fair value:
Third-party pricing vendor	$800	$0	$0	$800
Internal	0	0	216	216
Broker/other	40	0	32	72
Total equity securities	$840	$0	$248	$1,088

	December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$18,662	$167	$0	$18,829
Total government and agencies	18,662	167	0	18,829
Municipalities:
Third-party pricing vendor	0	307	0	307
Total municipalities	0	307	0	307
Public utilities:
Third-party pricing vendor	0	38	0	38
Total public utilities	0	38	0	38
Sovereign and supranational:
Third-party pricing vendor	0	226	0	226
Internal	0	236	0	236
Total sovereign and supranational	0	462	0	462
Other corporate:
Third-party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held-to-maturity	$18,662	$995	$0	$19,657

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

Notes payable

The fair values of the Company's publicly issued notes payable are determined by utilizing available sources of observable inputs from third-party pricing vendors and are classified as Level 2. The Company's private placement notes payable are valued using the same internal models that the Company uses for its yen-denominated and U.S. dollar-denominated private placement investment portfolio. The fair values for these private placements are deemed Level 2 valuations, as they are model-derived valuations that are generated internally with all significant valuation inputs being observed in active markets. The fair values of the Company's yen-denominated loans approximate their carrying values and are classified as Level 3.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended September 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,213	$365	$25	$69	$384	$157	$2,213
Net investment gains (losses) included in earnings	1	0	0	0	0	2	3
Unrealized gains (losses) included in other comprehensive income (loss)	57	19	3	0	20	0	99
Purchases, issuances, sales and settlements:
Purchases	31	48	0	4	98	3	184
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(18)	(1)	0	(4)	(1)	0	(24)
Transfers into Level 3	15	139	0	0	5	0	159
Transfers out of Level 3	(90)	0	0	(59)	(132)	0	(281)
Balance, end of period	$1,209	$570	$28	$10	$374	$161	$2,352
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$6	$7

Three Months Ended September 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$652	$302	$32	$69	$572	$213	$1,840
Net investment gains (losses) included in earnings	0	0	0	0	0	(7)	(7)
Unrealized gains (losses) included in other comprehensive income (loss)	(13)	(12)	(1)	(2)	(41)	0	(69)
Purchases, issuances, sales and settlements:
Purchases	55	36	0	0	36	0	127
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(11)	(6)	0	0	0	0	(17)
Transfers into Level 3	0	0	0	3	39	0	42
Transfers out of Level 3	(3)	(61)	0	0	(42)	(3)	(109)
Balance, end of period	$680	$259	$31	$70	$564	$203	$1,807
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(3)	$(3)

Nine Months Ended September 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	3	0	0	0	0	(5)	(2)
Unrealized gains (losses) included in other comprehensive income (loss)	48	8	0	(9)	16	0	63
Purchases, issuances, sales and settlements:
Purchases	338	147	0	9	193	3	690
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(67)	(26)	(2)	(9)	(4)	(84)	(192)
Transfers into Level 3	205	421	0	0	5	0	631
Transfers out of Level 3	(90)	(233)	0	(59)	(484)	0	(866)
Balance, end of period	$1,209	$570	$28	$10	$374	$161	$2,352
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$3	$0	$0	$0	$0	$0	$3

Nine Months Ended September 30, 2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	(13)	(13)
Unrealized gains (losses) included in other comprehensive income (loss)	(23)	(18)	(4)	2	(33)	0	(76)
Purchases, issuances, sales and settlements:
Purchases	383	36	0	0	148	10	577
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(144)	(15)	(2)	(7)	(3)	0	(171)
Transfers into Level 3	124	18	0	3	39	0	184
Transfers out of Level 3	(3)	(259)	0	(87)	(329)	(3)	(681)
Balance, end of period	$680	$259	$31	$70	$564	$203	$1,807
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$1	$0	$0	$0	$(9)	$(7)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2024
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$1,209	Consensus pricing	Offered quotes	85.75	-	109.00	(a)	100.74
Public utilities	570	Discounted cash flow	Credit spreads	175 bps	-	375 bps	(c)	216 bps
Sovereign and supranational	28	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	10	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	374	Discounted cash flow	Credit spreads	90 bps	-	294 bps	(c)	211 bps
Equity securities	161	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,352
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

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	September 30, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	221	79	25	3	101	93	119	63	9	55	(1)	767
Amortization expense	(139)	(75)	(26)	(2)	(107)	(88)	(114)	(55)	(9)	(23)	0	(638)
Foreign currency translation and other	(14)	(13)	(2)	0	0	0	0	0	0	0	0	(29)
Balance at September 30, 2024	$3,039	$2,032	$488	$57	$911	$630	$1,341	$444	$86	$204	$0	$9,232

	December 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2022	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	317	123	33	8	151	125	173	84	10	61	1	1,086
Amortization expense	(184)	(105)	(34)	(3)	(138)	(113)	(141)	(66)	(12)	(24)	4	(816)
Foreign currency translation and other	(197)	(138)	(33)	(4)	0	0	0	0	0	0	(5)	(377)
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments or methods used to determine amortization amounts during the nine-month periods ended September 30, 2024 and 2023. The Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits during the nine-month periods ended September 30, 2024 and 2023. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

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

	September 30, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	(627)	(154)	(191)	(19)	65	(47)	(106)	(21)	(17)	(5)	(8)
Effect of actual variances from expected experience	(72)	(123)	(60)	(12)	33	8	(55)	16	(9)	(18)	27
Adjusted beginning of period balance	15,753	13,763	6,007	1,038	2,728	1,699	4,255	1,188	191	886	291
Issuances	735	277	346	13	242	288	439	187	40	173	401
Interest accrual	286	228	83	13	79	49	130	34	6	27	16
Net premiums collected (1)	(1,099)	(861)	(656)	(76)	(357)	(301)	(432)	(182)	(29)	(116)	(35)
Foreign currency translation	(134)	(114)	(59)	(11)	0	0	0	0	0	0	0
Other	(1)	0	0	0	(5)	(4)	(6)	(3)	(1)	(3)	(9)
Ending balance at original discount rate	15,540	13,293	5,721	977	2,687	1,731	4,386	1,224	207	967	664
Effect of changes in discount rate assumptions	535	269	125	(2)	(96)	(46)	(256)	(60)	(6)	(33)	35
Balance at September 30, 2024	$16,075	$13,562	$5,846	$975	$2,591	$1,685	$4,130	$1,164	$201	$934	$699
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	(817)	(229)	(303)	(7)	109	(73)	(112)	(31)	(28)	(3)	(12)
Effect of actual variances from expected experience	(107)	(145)	(73)	(21)	38	(11)	(86)	15	(12)	(28)	25
Adjusted beginning of period balance	42,702	24,649	29,880	5,416	3,449	2,457	11,922	2,060	466	1,940	782
Issuances	749	286	352	17	247	301	452	192	42	179	405
Interest accrual	1,026	430	438	70	99	74	386	63	15	58	36
Benefit payments	(2,066)	(766)	(1,180)	(157)	(408)	(349)	(693)	(235)	(45)	(83)	(69)
Foreign currency translation	(318)	(173)	(218)	(36)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	42,093	24,426	29,272	5,310	3,387	2,483	12,067	2,080	478	2,094	1,154
Effect of changes in discount rate assumptions	4,484	(761)	(1,597)	(460)	(137)	(66)	(680)	(95)	(17)	(175)	59
Balance at September 30, 2024	46,577	23,665	27,675	4,850	3,250	2,417	11,387	1,985	461	1,919	1,213
Net liability for future policy benefits	30,502	10,103	21,829	3,875	659	732	7,257	821	260	985	514
Less: reinsurance recoverable	3,896	1,430	0	0	0	0	0	0	0	19	0
Net liability for future policy benefits after reinsurance recoverable	$26,606	$8,673	$21,829	$3,875	$659	$732	$7,257	$821	$260	$966	$514
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	(165)	(470)	43	(12)	(16)	(51)	(494)	(142)	(9)	61	(9)
Effect of actual variances from expected experience	(315)	(137)	(42)	(15)	(58)	(29)	(223)	(73)	(17)	(25)	(2)
Adjusted beginning of period balance	17,741	15,588	7,285	1,215	2,686	1,695	4,333	1,150	205	835	107
Issuances	1,034	418	335	26	323	376	493	249	44	181	169
Interest accrual	412	334	124	20	102	62	179	45	8	31	6
Net premiums collected (1)	(1,564)	(1,261)	(1,017)	(112)	(473)	(390)	(580)	(247)	(39)	(137)	(17)
Foreign currency translation	(1,170)	(1,038)	(469)	(80)	0	0	0	0	0	0	0
Other	(1)	(1)	0	0	(8)	(5)	(9)	(4)	(1)	(1)	7
Ending balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in discount rate assumptions	1,057	657	230	19	(142)	(86)	(342)	(86)	(11)	(56)	5
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	(147)	(507)	65	(27)	(11)	(59)	(592)	(194)	(14)	72	(13)
Effect of actual variances from expected experience	(385)	(154)	(51)	(15)	(75)	(59)	(271)	(99)	(22)	(32)	(4)
Adjusted beginning of period balance	47,145	26,905	32,814	5,898	3,305	2,518	11,983	2,007	496	1,818	607
Issuances	1,059	432	341	32	331	392	505	258	46	185	169
Interest accrual	1,473	608	625	100	127	96	524	84	21	68	33
Benefit payments	(2,987)	(1,153)	(1,415)	(206)	(464)	(465)	(893)	(274)	(59)	(105)	(48)
Foreign currency translation	(3,064)	(1,769)	(2,109)	(380)	0	0	0	0	0	0	0
Other	0	0	0	0	3	0	1	1	2	5	8
Ending balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in discount rate assumptions	6,535	234	(525)	(266)	(193)	(119)	(830)	(133)	(28)	(207)	29
Balance at December 31, 2023	50,161	25,257	29,731	5,178	3,109	2,422	11,290	1,943	478	1,764	798
Net liability for future policy benefits	32,652	10,560	23,243	4,090	621	770	7,216	836	272	911	521
Less: reinsurance recoverable	4,135	1,521	0	0	0	0	0	0	0	15	0
Net liability for future policy benefits after reinsurance recoverable	$28,517	$9,039	$23,243	$4,090	$621	$770	$7,216	$836	$272	$896	$521
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

September 30, 2024
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	4.0%	4.3%	4.6%	4.5%	4.3%	3.8%	5.4%
Weighted-average interest, current discount rate (1)	2.2%	2.7%	2.0%	2.4%	5.2%	5.1%	5.3%	5.2%	5.2%	5.2%	5.2%
Weighted-average liability duration (years)	12.6	23.7	16.2	16.9	8.0	5.6	11.1	9.1	7.6	13.5	8.8
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

(In millions)	September 30, 2024	December 31, 2023
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$30,502	$32,652
Medical and other health	10,103	10,560
Life insurance	21,829	23,243
Other	3,875	4,090
Aflac U.S.
Accident	659	621
Disability	732	770
Critical care	7,257	7,216
Hospital indemnity	821	836
Dental/vision	260	272
Life insurance	985	911
Other	514	521
Corporate and other	3,897	4,225
Deferred profit liability	2,000	1,806
Deferred reinsurance gain liability	949	1,012
Intercompany eliminations (1)	(4,711)	(5,017)
Total	$79,672	$83,718
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

For the discount rates applicable to tenors for which the Japan single-A debt market is not liquid but there is sufficient observable market data and/or the observable market data is available for similar instruments (between 10 and 30 years), the Company estimates tenor-specific single-A credit spreads and applies them to risk-free government rates. Lastly, for the tenors where there is limited or no observable single-A or similar market data or risk-free government rates (beyond 30 years), the discount curve is derived by extrapolation of risk free rates beyond their last liquid point following the Smith-Wilson method and grading of the estimated forward credit spread anchored by the ultimate forward rate. The ultimate forward rate is based on the economic value-based solvency regime, which is consistent with the International Association of Insurance Supervisors (IAIS) Insurance Capital Standards (ICS) (to be introduced in Japan in 2025), and is adjusted for credit and inflation components.

For the Aflac U.S. segment where all long-duration insurance policies are denominated in U.S. dollars and substantially all have cash flow duration within 30 years, for which the U.S. upper-medium grade fixed-income market is liquid and observable, the Company uses data from a liquid fixed-income market index tracking single-A U.S. corporate debt. For the insignificant portion of the policies with cash flow tenors exceeding 30 years, the discount curve beyond that tenor is extrapolated following the Smith-Wilson method from year 30 to the same ultimate forward rate calculated for the Japan discount curve at year 60 and held constant thereafter. The use of the same ultimate rate for U.S. and Japan segments is based on the assumption of long-term global economic convergence.

For the three-month periods ended September 30, 2024 and 2023, the Company recognized $(1.5) billion and $4.2 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. For the nine-month periods ended September 30, 2024 and 2023, the Company recognized $2.5 billion and $1.2 billion in other comprehensive income (loss) net of tax, respectively, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the nine-month periods ended September 30, 2024 and 2023.

For the year ended December 31, 2023, the Company recognized $(460) million in other comprehensive income (loss) net of tax, due to changes in the future policy benefits estimate from updating the discount rate assumptions. There were no changes to the methods used to determine the discount rates during the year ended December 31, 2023.

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

For the three- and nine-month periods ended September 30, 2024 and 2023, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments or methods used in measuring the liability for future policy benefits during the nine-month periods ended September 30, 2024 and 2023.

The Company performs an annual review of its assumptions during the third quarter. In 2024, the Company's annual assumption review process resulted in favorable changes largely due to recent favorable Japan morbidity experience. In 2023, the Company's annual assumption review process resulted in favorable changes to its morbidity and termination assumptions, largely due to reflecting more recent favorable U.S. morbidity experience.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net earned premiums:
Aflac Japan
Cancer	$885	$1,004	$2,595	$3,154
Medical and other health	577	640	1,752	2,018
Life insurance	251	371	906	1,183
Other	35	38	104	113
Aflac U.S.
Accident	314	320	955	973
Disability	333	315	998	941
Critical care	439	436	1,324	1,317
Hospital indemnity	181	180	548	547
Dental/vision	54	53	159	160
Life insurance	141	122	420	351
Other	29	13	75	31
Corporate and other	160	83	479	258
Reinsurance ceded	(71)	(99)	(206)	(309)
Total	$3,328	$3,476	$10,109	$10,737

The following table summarizes the amount of interest expense related to insurance contracts recognized in total benefits and claims, net in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest expense:
Aflac Japan
Cancer	$257	$243	$740	$804
Medical and other health	71	63	202	206
Life insurance	123	115	355	378
Other	20	19	57	61
Aflac U.S.
Accident	7	6	20	18
Disability	9	8	25	26
Critical care	85	86	256	259
Hospital indemnity	10	10	29	30
Dental/vision	3	3	9	9
Life insurance	11	8	31	27
Other	7	7	20	20
Total	$603	$568	$1,744	$1,838

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

	September 30, 2024		December 31, 2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$57,471	$63,270	$59,169	$66,427
Medical and other health	37,282	38,763	38,583	39,884
Life insurance	12,133	41,545	12,677	42,541
Other	1,665	7,232	1,781	7,448
Aflac U.S.
Accident	8,977	4,694	9,095	4,548
Disability	5,748	3,109	5,776	3,177
Critical care	19,775	20,421	19,886	20,626
Hospital indemnity	4,911	3,023	4,922	3,025
Dental/vision	1,124	682	1,162	726
Life insurance	2,922	3,488	2,719	3,260
Other	1,692	2,017	724	1,396
Total	$153,700	$188,244	$156,494	$193,058

	September 30, 2024		December 31, 2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$45,651	$46,577	$48,363	$50,161
Medical and other health	28,885	23,665	30,757	25,257
Life insurance	10,582	27,675	11,240	29,731
Other	1,384	4,850	1,512	5,178
Aflac U.S.
Accident	6,381	3,250	6,369	3,109
Disability	4,551	2,417	4,488	2,422
Critical care	12,585	11,387	12,417	11,290
Hospital indemnity	3,484	1,985	3,419	1,943
Dental/vision	796	461	807	478
Life insurance	2,098	1,919	1,914	1,764
Other	1,078	1,213	467	798
Total	$117,475	$125,399	$121,753	$132,131

Loss expense as a result of NPR capping for the three- and nine-month periods ended September 30, 2024 and 2023 was immaterial.

Other Policyholders' Funds

As of September 30, 2024 and December 31, 2023, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	September 30, 2024	December 31, 2023
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,939	$6,423
Premiums received	86	126
Transfers from WAYS conversions	207	229
Surrenders and withdrawals	(49)	(59)
Benefit payments	(373)	(419)
Interest credited	42	53
Foreign currency translation and other	(38)	(414)
Fixed annuities account balance, end of period	5,814	5,939
Other deposit type reserves	281	230
Total	$6,095	$6,169
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	September 30, 2024			December 31, 2023
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,814	$5,734	0.5% - 2.3%	$5,939	$5,850
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at September 30, 2024 and December 31, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Direct earned premiums	$3,360	$3,524	$10,194	$10,885
Ceded to other companies:
Ceded Aflac Japan closed blocks	(32)	(75)	(97)	(240)
Other	(39)	(24)	(109)	(69)
Assumed from other companies:
Retrocession activities	28	33	84	96
Other	11	18	37	65
Net earned premiums	$3,328	$3,476	$10,109	$10,737

Direct benefits and claims, excluding reserve remeasurement	$2,024	$2,106	$6,101	$6,545
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(16)	(71)	(51)	(222)
Other	(20)	(7)	(53)	(29)
Assumed from other companies:
Retrocession activities	17	29	42	90
Other	(2)	8	3	36
Benefits and claims, excluding reserve remeasurement	$2,003	$2,065	$6,042	$6,420

Direct reserve remeasurement (gains) losses	$(407)	$(219)	$(515)	$(327)
Ceded reserve remeasurement gains (losses)	(1)	14	0	15
Reserve remeasurement (gains) losses	$(408)	$(205)	$(515)	$(312)
Total benefits and claims, net	$1,595	$1,860	$5,527	$6,108

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $165 million and $175 million as of September 30, 2024 and December 31, 2023, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $183 million as of September 30, 2024 and December 31, 2023. The allowance for credit losses related to the Company's reinsurance recoverable balance was $4 million and $10 million as of September 30, 2024 and December 31, 2023, respectively. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of September 30, 2024, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

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

9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2024	December 31, 2023
1.125% senior sustainability notes due March 2026	$399	$398
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	994	993
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	87	87
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	419	422
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	91	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	233	234
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	88	88
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	93	93
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	204	206
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	195	0
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	209	211
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	65	65
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	144	145
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	147	148
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	84	84
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	106	106
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	54	0
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	127	0
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	68	69
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	74	74
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	104	0
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	69	70
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	45	45
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	62	62
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	114	0
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	44	44
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	69	70
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	40	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	416	419
.963% subordinated bonds paid April 2024 (principal amount ¥30.0 billion)	0	211
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	139	140
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	83	84
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	209	210
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	135	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.72% in 2024 and .35% in 2023, principal amount ¥11.7 billion)	82	82
Variable interest rate loan due August 2029 (.82% in 2024 and .45% in 2023, principal amount ¥25.3 billion)	177	178
Variable interest rate loan due August 2032 (.97% in 2024 and .60% in 2023, principal amount ¥70.0 billion)	489	492
Finance lease obligations payable through 2030	5	6
Operating lease obligations payable through 2049	105	118
Total notes payable and lease obligations	$7,978	$7,364
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

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $49 million and $48 million for the three-month periods and $145 million and $144 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

A summary of the Company's lines of credit as of September 30, 2024 follows:

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
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2024. No events of default or defaults occurred during the nine-month period ended September 30, 2024.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2024	2023
Common stock - issued:
Balance, beginning of period	1,355,398	1,354,079
Exercise of stock options and issuance of restricted shares	1,294	1,233
Balance, end of period	1,356,692	1,355,312
Treasury stock:
Balance, beginning of period	776,919	738,823
Purchases of treasury stock:
Share repurchase program	23,446	30,199
Other	491	360
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(594)	(707)
Exercise of stock options	(99)	(81)
Other	(188)	(179)
Balance, end of period	799,975	768,415
Shares outstanding, end of period	556,717	586,897

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Anti-dilutive share-based awards	0	0	23	68

Share Repurchase Program

During the first nine months of 2024, the Company repurchased 23.4 million shares of its common stock for $2.1 billion as part of its share repurchase program. During the first nine months of 2023, the Company repurchased 30.2 million shares of its common stock for $2.1 billion as part of its share repurchase program. As of September 30, 2024, a remaining balance of 54.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2024	$(5,091)	$401	$(22)	$1,425	$(5)	$(3,292)
Other comprehensive income (loss) before reclassification	952	198	1	(1,492)	(3)	(344)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(42)	1	0	0	(41)
Net current-period other comprehensive income (loss)	952	156	2	(1,492)	(3)	(385)
Balance at September 30, 2024	$(4,139)	$557	$(20)	$(67)	$(8)	$(3,677)
All amounts in the table above are net of tax.

Three Months Ended September 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2023	$(4,249)	$1,978	$(25)	$(5,059)	$17	$(7,338)
Other comprehensive income (loss) before reclassification	(235)	(2,349)	0	4,193	0	1,609
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	1	0	0	(31)
Net current-period other comprehensive income (loss)	(235)	(2,381)	1	4,193	0	1,578
Balance at September 30, 2023	$(4,484)	$(403)	$(24)	$(866)	$17	$(5,760)
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(70)	(368)	0	2,493	1	2,056
Amounts reclassified from accumulated other comprehensive income (loss)	0	(214)	2	0	(1)	(213)
Net current-period other comprehensive income (loss)	(70)	(582)	2	2,493	0	1,843
Balance at September 30, 2024	$(4,139)	$557	$(20)	$(67)	$(8)	$(3,677)
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(920)	398	0	1,234	52	764
Amounts reclassified from accumulated other comprehensive income (loss)	0	(99)	3	0	1	(95)
Net current-period other comprehensive income (loss)	(920)	299	3	1,234	53	669
Balance at September 30, 2023	$(4,484)	$(403)	$(24)	$(866)	$17	$(5,760)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2024
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$53	Net investment gains (losses)
	(11)	Tax (expense) or benefit(1)
	$42	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$41	Net of tax
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

(In millions)	Nine Months Ended September 30, 2024
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$271	Net investment gains (losses)
	(57)	Tax (expense) or benefit(1)
	$214	Net of tax
Unrealized gains (losses) on derivatives	$(3)	Net investment gains (losses)
	1	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$213	Net of tax
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

11.    SHARE-BASED COMPENSATION

As of September 30, 2024, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2024, approximately 33.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2024, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2024.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	688	1.8	$54	$33.65
Exercisable	688	1.8	54	33.65

The Company received cash from the exercise of stock options in the amount of $11 million and $13 million during the first nine months of 2024 and 2023, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $28 million in the first nine months of 2024, compared with $20 million in the first nine months of 2023.

As of September 30, 2024, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $46 million, of which $22 million (1.8 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2024.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2023	2,308	$62.96
Granted in 2024	1,278	80.54
Canceled in 2024	(40)	74.71
Vested in 2024	(1,449)	47.05
Restricted stock at September 30, 2024	2,097	$73.44

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

12.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of $49 million in the second quarter of 2023. As part of the U.S. plan freeze, the Company offered lump sum payments to certain participants. The lump sum payments are expected to be distributed in November 2024, and the Company expects to recognize an immaterial settlement charge in the fourth quarter of 2024 due to the payments being greater than the settlement threshold. U.S. employees, including those that participated in the U.S. plan prior to the freeze, currently receive a nonelective 401(k) employer contribution.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $3 million and $2 million for the three-month periods and $7 million and $(41) million for the nine-month periods ended September 30, 2024 and 2023, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$3	$4	$0	$0	$0	$0
Interest cost	2	2	9	10	1	0
Expected return on plan assets	(2)	(2)	(7)	(8)	0	0
Amortization of net actuarial (gain) loss	0	0	0	0	0	0
Curtailment (gain) loss	0	0	0	0	0	0
Net periodic benefit cost (credit)	$3	$4	$2	$2	$1	$0

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$10	$11	$0	$7	$0	$0
Interest cost	6	6	28	31	1	1
Expected return on plan assets	(5)	(5)	(22)	(26)	0	0
Amortization of net actuarial (gain) loss	0	0	(1)	0	0	1
Curtailment (gain) loss	0	0	0	(49)	0	0
Net periodic benefit cost (credit)	$11	$12	$5	$(37)	$1	$2

During the nine months ended September 30, 2024, Aflac Japan contributed approximately $18 million (using the weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2024) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.
13.    COMMITMENTS AND CONTINGENT LIABILITIES

In the second quarter of 2024, the Company entered into an agreement with an information technology and data services company to provide cloud hosting services for the Company. As of September 30, 2024, the agreement has a remaining term of three years with an aggregate remaining cost of $58 million.

In the second quarter of 2024, the Company renewed an outsourcing agreement with a technology and consulting company that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. As of September 30, 2024, the agreement has a remaining term of four years with an aggregate remaining cost of ¥45.6 billion ($320 million using the September 30, 2024 exchange rate).

In the second quarter of 2024, the Company entered into an outsourcing agreement with a management consulting and technology services company to provide policy administration services for Aflac Japan. As of September 30, 2024, the agreement has a remaining term of four years with an aggregate remaining cost of ¥6.8 billion ($48 million using the September 30, 2024 exchange rate).

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

Guaranty fund assessments for the three- and nine-month periods ended September 30, 2024 and 2023 were immaterial.

For additional information regarding commitments and contingent liabilities, see Note 15 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

14.    SUBSEQUENT EVENTS

In October 2024, the Company received Bermuda Monetary Authority (BMA) approval for Aflac Re and ALIJ to enter into a coinsurance transaction whereby ALIJ will cede 30% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. The Company intends to execute this transaction in the fourth quarter of 2024. This transaction is expected to transfer approximately ¥275 billion of reserves associated with these policies and is expected to also include the transfer of assets by ALIJ to Aflac Re to support these reserves. This internal reinsurance transaction will have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the nine-month periods ended September 30, 2024 and 2023, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $2.9 billion in the third quarter of 2024, compared with $5.0 billion in the third quarter of 2023. Net earnings were $(93) million, or $(.17) per diluted share, in the third quarter of 2024, compared with $1.6 billion, or $2.64 per diluted share, in the third quarter of 2023, primarily due to increased foreign exchange-related losses from the yen strengthening by 12.9% during the quarter.
Total revenues were $13.5 billion in the first nine months of 2024, compared with $14.9 billion in the first nine months of 2023. Net earnings were $3.5 billion, or $6.23 per diluted share, in the first nine months of 2024, compared with $4.4 billion, or $7.28 per diluted share, in the first nine months of 2023.
Results in the third quarter of 2024 included pretax net investment losses of $1.4 billion, compared with pretax net investment gains of $423 million in the third quarter of 2023. Net investment losses in the third quarter of 2024 included an increase in credit loss allowances of $141 million; $1.4 billion of net losses from certain derivative and foreign currency gains or losses; $13 million of net gains on equity securities; and $105 million of net gains from sales and redemptions.
Results in the first nine months of 2024 included pretax net investment gains of $239 million, compared with pretax net investment gains of $1.1 billion in the first nine months of 2023. Net investment gains in the first nine months of 2024 included an increase in credit loss allowances of $161 million; $33 million of net losses from certain derivative and foreign currency gains or losses; $100 million of net gains on equity securities; and $333 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended September 30, 2024 was 147.95, or 2.0% weaker than the average yen/dollar exchange rate(1) of 144.97 for the same period in 2023. The average yen/dollar exchange rate(1) for the nine-month period ended September 30, 2024 was 150.60, or 8.1% weaker than the average yen/dollar exchange rate(1) of 138.38 for the same period in 2023.
Adjusted earnings(2) in the third quarter of 2024 were $1.2 billion, or $2.16 per diluted share, compared with $1.1 billion, or $1.84 per diluted share, in the third quarter of 2023. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.03. Adjusted earnings(2) in the first nine months of 2024 were $3.2 billion, or $5.64 per diluted share, compared with $3.0 billion, or $4.97 per diluted share, in the first nine months of 2023. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.17.
In the first nine months of 2024, Aflac Incorporated repurchased $2.1 billion, or 23.4 million of its common shares as part of its share repurchase program. At September 30, 2024, the Company had 54.3 million remaining shares authorized for repurchase.
Shareholders’ equity was $24.8 billion, or $44.60 per share, at September 30, 2024, compared with $22.0 billion, or $38.00 per share, at December 31, 2023. Shareholders’ equity at September 30, 2024 included a cumulative decrease of $67 million from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.6 billion at December 31, 2023, and a net unrealized gain on investment securities and derivatives of $537 million, compared with a net unrealized gain of $1.1 billion at December 31, 2023. Shareholders’ equity at September 30, 2024 also included an unrealized foreign currency translation loss of $4.1 billion, compared with an unrealized foreign currency translation loss of $4.1 billion at December 31, 2023. The annualized return on average shareholders’ equity in the third quarter of 2024 was (1.5)%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $28.5 billion, or $51.21 per share, at September 30, 2024, compared with $27.5 billion, or $47.55 per share, at December 31, 2023. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the third quarter of 2024 was 17.0%.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Net earnings	$(93)	$1,569	$(.17)	$2.64	$3,541	$4,391	$6.23	$7.28
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	1,347	(504)	2.40	(.85)	(411)	(1,363)	(.72)	(2.26)
Other and non-recurring (income) loss	0	(3)	.00	(.01)	1	(38)	.00	(.06)
Income tax (benefit) expense on items excluded from adjusted earning	(43)	33	(.08)	.06	76	12	.13	.02
Adjusted earnings	1,211	1,095	2.16	1.84	3,207	3,001	5.64	4.97
Current period foreign currency impact (2)	16	N/A	.03	N/A	97	N/A	.17	N/A
Adjusted earnings excluding current period foreign currency impact	$1,228	$1,095	$2.19	$1.84	$3,304	$3,001	$5.81	$4.97
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net investment (gains) losses	$1,408	$(423)	$(239)	$(1,101)
Items impacting net investment (gains) losses:
Amortized hedge costs	(7)	(26)	(19)	(148)
Amortized hedge income	25	25	87	92
Net interest income (expense) from derivatives associated with certain investment strategies	(88)	(90)	(265)	(239)
Impact of interest from derivatives associated with notes payable	8	10	25	33
Adjusted net investment (gains) losses	$1,347	$(504)	$(411)	$(1,363)

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 201.8% for the three-month period ended September 30, 2024, compared with 13.1% for the same period in 2023. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 17.3% for the nine-month period ended September 30, 2024, compared with 11.7% for the same period in 2023. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses held in the Delaware Statutory Trust. For additional information, see the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2023 Annual Report.
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

In recent periods, the Japanese yen has weakened against the U.S. dollar. Although the Company is unable to predict the timing or extent of future movements of the Japanese yen/U.S. dollar foreign exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Item 1A. Risk Factors of the 2023 Annual Report for more information.

Reconciliation of Book Value to Adjusted Book Value

The following table is a reconciliation of items impacting adjusted book value and adjusted book value per diluted share to the most directly comparable U.S. GAAP financial measures of book value and book value per diluted share, respectively.

(In millions, except for share and per-share amounts)	September 30, 2024	December 31, 2023
U.S. GAAP book value	$24,830	$21,985
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,139)	(4,069)
Unrealized gains (losses) on securities and derivatives	537	1,117
Effect of changes in discount rate assumptions	(67)	(2,560)
Pension liability adjustment	(8)	(8)
Total accumulated other comprehensive income	(3,677)	(5,520)
Adjusted book value	$28,507	$27,505

Number of shares outstanding at end of period	556,717	578,479

U.S. GAAP book value per common share	$44.60	$38.00
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(7.43)	(7.03)
Unrealized gains (losses) on securities and derivatives per common share	.96	1.93
Effect of changes in discount rate assumptions per common share	(.12)	(4.43)
Pension liability adjustment per common share	(.01)	(.01)
Total accumulated other comprehensive income per common share	(6.60)	(9.54)
Adjusted book value per common share	$51.21	$47.55

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding the Impact of Foreign Currency)

The following table is a reconciliation of items impacting adjusted return on equity excluding the impact of foreign currency to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended September 30,
	2024	2023
U.S. GAAP return on equity - net earnings (1)	(1.5)%	29.1%
Impact of excluding unrealized foreign currency translation gains (losses)	.3	(4.5)
Impact of excluding unrealized gains (losses) on securities and derivatives	.0	.8
Impact of excluding effect of changes in discount rate assumptions	.0	(3.1)
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	.2	(6.8)
U.S. GAAP return on equity less accumulated other comprehensive income	(1.3)	22.3
Differences between adjusted earnings and net earnings (2)	18.0	(6.7)
Adjusted return on equity - reported	16.7	15.6
Impact of foreign currency (3)	(.2)	N/A
Adjusted return on equity, excluding impact of foreign currency	17.0	15.6
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
Aflac Japan Summary of Operating Results

	In Dollars				In Yen
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars and billions of yen)	2024	2023	2024	2023	2024	2023	2024	2023
Net earned premiums (1)	$1,709	$1,973	$5,241	$6,207	¥255	¥285	¥793	¥856
Net investment income: (2)
Yen-denominated investment income	215	243	673	755	32	35	102	104
U.S. dollar-denominated investment income	453	462	1,382	1,320	68	67	209	183
Net investment income	668	705	2,055	2,075	100	102	311	287
Amortized hedge costs	7	26	19	148	1	3	3	19
Adjusted net investment income	662	679	2,036	1,927	99	99	309	268
Other income (loss)	7	8	20	26	1	1	3	4
Total adjusted revenues	2,378	2,660	7,297	8,160	355	385	1,104	1,127
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,197	1,319	3,614	4,164	179	191	547	574
Reserve remeasurement (gains) losses	(369)	(33)	(421)	(68)	(54)	(5)	(61)	(10)
Total benefits and claims, net	828	1,286	3,193	4,097	126	186	485	564
Adjusted expenses:
Amortization of deferred policy acquisition costs	82	79	242	247	12	11	37	34
Insurance commissions	110	112	330	377	16	16	50	52
Insurance and other expenses	285	315	785	960	42	46	119	132
Total adjusted expenses	477	506	1,357	1,585	71	73	205	219
Total benefits and adjusted expenses	1,305	1,791	4,550	5,682	197	259	690	783
Pretax adjusted earnings	$1,073	$869	$2,747	$2,479	¥159	¥126	¥414	¥344
Weighted-average yen/dollar exchange rate	147.95	144.97	150.60	138.38	—	—	—	—
Percentage change over previous period
Net earned premiums	(13.4)%	(7.2)%	(15.6)%	(12.4)%	(10.5)%	(2.8)%	(7.4)%	(5.0)%
Adjusted net investment income	(2.5)	2.4	5.7	(6.7)	.1	7.2	15.2	.9
Total adjusted revenues	(10.6)	(4.9)	(10.6)	(11.1)	(7.8)	(.5)	(2.0)	(3.6)
Total benefits and claims, net	(35.6)	(9.4)	(22.1)	(14.3)	(32.4)	(5.2)	(14.0)	(7.1)
Total adjusted expenses	(5.7)	(9.6)	(14.4)	(13.5)	(2.8)	(5.7)	(6.2)	(6.5)
Pretax adjusted earnings	23.5	6.4	10.8	(3.2)	25.5	11.4	20.3	4.9
(1) Includes a gain (loss) of $(75) and $22 for the three-month periods and $(80) and $22 for the nine-month periods ended September 30, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(79) and $(79) for the three-month periods and $(237) and $(214) for the nine-month periods ended September 30, 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended September 30, 2024, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥11 billion related to the remeasurement of the deferred profit liability for limited-pay contracts in the third quarter of 2024, approximately ¥7 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2023 and approximately ¥5 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income was essentially flat.
•Total adjusted revenues decreased primarily due to the decrease in net earned premiums.
•Total benefits and claims decreased primarily due to ¥50 billion of reserve remeasurement gains related to assumption updates in the third quarter of 2024 as well as internal reinsurance activity.
•Total adjusted expenses decreased primarily due to internal reinsurance activity.
•Pretax adjusted earnings increased primarily due to the decrease in total benefits and claims, partially offset by the decrease in net earned premiums.

For the nine-month period ended September 30, 2024, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥22 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2023, approximately ¥16 billion from limited-pay products reaching premium paid-up status and approximately ¥11 billion related to the remeasurement of the deferred profit liability for limited-pay contracts in the third quarter of 2024.
•Adjusted net investment income increased primarily due to lower amortized hedge costs of ¥17 billion, the weakening of the yen on U.S. dollar investments of ¥15 billion and higher variable investment income of ¥10 billion.
•Total adjusted revenues decreased primarily due to the decrease in net earned premiums, partially offset by the increase in adjusted net investment income.
•Total benefits and claims decreased primarily due to ¥50 billion of reserve remeasurement gains related to assumption updates in the third quarter of 2024 as well as internal reinsurance activity.
•Total adjusted expenses decreased primarily due to internal reinsurance activity as well as expense control efforts.
•Pretax adjusted earnings increased primarily due to the decrease in both total benefits and claims and total adjusted expenses, partially offset by the decrease in net earned premiums.

Annualized premiums in force decreased 3.2% to ¥1.22 trillion as of September 30, 2024, compared with ¥1.26 trillion as of September 30, 2023. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.5 billion at September 30, 2024, compared with $8.4 billion at September 30, 2023. As of September 30, 2024, Aflac Japan exceeded 22 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

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

Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023
Adjusted net investment income	.1%	7.2%	15.2%	.9%	(1.9)%	1.6%	8.4%	(5.0)%
Total adjusted revenues	(7.8)	(.5)	(2.0)	(3.6)	(8.3)	(1.8)	(3.7)	(5.0)
Pretax adjusted earnings	25.5	11.4	20.3	4.9	24.0	7.0	15.1	.3

The following table presents a summary of operating ratios in yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the same periods in the previous year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2024	2023	2024	2023
Total benefits and claims, net	35.3%	48.2%	44.0%	50.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.4	3.0	3.3	3.0
Insurance commissions	4.6	4.2	4.5	4.6
Insurance and other expenses	11.9	11.8	10.7	11.8
Total adjusted expenses	20.0	19.0	18.6	19.4
Pretax adjusted earnings	44.7	32.8	37.5	30.5
Ratios to total premiums:
Total benefits and claims, net	49.2%	65.1%	61.2%	66.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.8	4.0	4.6	4.0

•For the three- and nine-month periods ended September 30, 2024, the total benefits and claims to total premiums ratio decreased primarily due to a decrease in total benefits and claims resulting from reserve remeasurement gains related to assumption updates in the third quarter of 2024, partially offset by the decline in net earned premiums resulting from reinsurance activity, limited-pay products reaching premium paid-up status, and a deferred profit liability remeasurement loss. For the full year of 2024, the Company expects Aflac Japan to generate a benefit ratio in the range of 62% to 63% as a result of the impact from assumption updates in the third quarter of 2024.
•For the three-month period ended September 30, 2024, the total adjusted expense ratio increased primarily due to the decrease in total adjusted revenues. The total adjusted expense ratio decreased in the nine-month period ended September 30, 2024, primarily due to the decrease in total adjusted expenses associated with reinsurance activity as well as expense control efforts.
•In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2024 primarily due to a decrease in total benefits and claims.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of September 30.

	2024	2023
Premium persistency	93.3%	93.5%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2024	2023	2024	2023	2024	2023	2024	2023
New annualized premium sales	$117	$108	$309	$325	¥17.5	¥15.6	¥46.9	¥44.9
Increase (decrease) over prior period	8.6%	7.8%	(4.8)%	7.9%	12.3%	12.4%	4.4%	16.6%

The increase in new annualized premium sales on a yen basis in the third quarter and first nine months of 2024 was driven primarily by sales of Aflac Japan's new life insurance product, Tsumitasu, that offers an asset formation component and a nursing care option, which was launched in June 2024.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2024	2023	2024	2023
Cancer	55.1%	65.6%	58.6%	64.7%
Medical and other health:
Medical	12.2	20.0	15.9	19.3
Income support	.2	.4	.3	.5
Life insurance:
Traditional life (1)	30.8	6.1	21.5	6.4
WAYS	.8	6.0	2.5	7.1
Child endowment	.1	.4	.2	.4
Other	.8	1.5	1.0	1.6
Total	100.0%	100.0%	100.0%	100.0%
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

	2024	2023
Independent corporate and individual	46.2%	44.4%
Affiliated corporate (1)	50.2	51.9
Bank	3.6	3.7
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended September 30, 2024, Aflac Japan recruited 19 new sales agencies. At September 30, 2024, Aflac Japan was represented by approximately 6,600 sales agencies, with approximately 114,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At September 30, 2024, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$71	$0	$338
Private placements	0	71	131	510
Other fixed maturity securities	50	72	290	72
Equity securities	159	110	335	289
Commercial mortgage and other loans:
Other loans	0	0	0	77
Other investments	6	3	20	12
Total yen-denominated	$215	$327	$776	$1,298

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$571	$38	$2,460	$516
Infrastructure debt	89	25	258	29
Collateralized loan obligations	0	0	30	0
Commercial mortgage and other loans:
Transitional real estate loans	27	45	73	160
Middle market loans	298	59	649	336
Other loans	40	0	40	0
Other investments	89	96	206	308
Total U.S. dollar-denominated	$1,114	$263	$3,716	$1,349

Other currencies:
Fixed maturity securities:
Infrastructure debt	$26	$0	$26	$0
Commercial mortgage and other loans:
Other loans	32	0	32	0
Other investments	3	0	5	0
Total other currencies	$61	$0	$63	$0
Total Aflac Japan purchases	$1,390	$590	$4,555	$2,647

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2024	2023	2024	2023
Total purchases for the period (in millions) (1)	$1,292	$491	$4,324	$2,327
New money yield (1),(2)	6.21%	4.28%	5.85%	4.84%
Return on average invested assets (3)	3.16	3.07	3.31	2.80
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.21%	3.19%	3.21%	3.19%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2024 was primarily due to higher allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net earned premiums	$1,459	$1,419	$4,388	$4,272
Adjusted net investment income (1)	210	209	634	609
Other income	15	33	46	102
Total adjusted revenues	1,684	1,661	5,068	4,983
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	711	682	2,130	2,048
Reserve remeasurement (gains) losses	(17)	(172)	(71)	(242)
Total benefits and claims, net	694	510	2,059	1,805
Adjusted expenses:
Amortization of deferred policy acquisition costs	132	122	396	361
Insurance commissions	141	138	422	420
Insurance and other expenses	367	414	1,102	1,198
Total adjusted expenses	640	674	1,920	1,979
Total benefits and adjusted expenses	1,334	1,183	3,979	3,784
Pretax adjusted earnings	$350	$478	$1,089	$1,199
Percentage change over previous period:
Net earned premiums	2.8%	3.2%	2.7%	2.2%
Adjusted net investment income	.5	13.0	4.1	8.2
Total adjusted revenues	1.4	3.9	1.7	2.4
Total benefits and claims, net	36.1	(17.2)	14.1	(7.0)
Total adjusted expenses	(5.0)	5.6	(3.0)	3.9
Pretax adjusted earnings	(26.8)	38.6	(9.2)	17.5
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(9) and $(9) for the three-month periods and $(28) and $(24) for the nine-month periods ended September 30, 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended September 30, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses and continued improvements in premium persistency.
•Adjusted net investment income was essentially flat.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims increased primarily due to a decrease of approximately $139 million in reserve remeasurement gains related to assumption updates in the third quarter of 2024 and higher incurred claims.
•Total adjusted expenses decreased primarily due to improved expense efficiency.
•Pretax adjusted earnings decreased primarily due to the increase in total benefits and claims, partially offset by the increase in total adjusted revenues and the decrease in total adjusted expenses.

For the nine-month period ended September 30, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses and continued improvements in premium persistency.
•Adjusted net investment income increased primarily due to higher fixed rate income, higher variable income and higher short-term income.
•Total adjusted revenues increased primarily due to the increase in both net earned premiums and adjusted net investment income.
•Total benefits and claims increased primarily due to a decrease of approximately $139 million in reserve remeasurement gains related to assumption updates in the third quarter of 2024 and higher incurred claims.
•Total adjusted expenses decreased primarily due to improved expense efficiency.
•Pretax adjusted earnings decreased primarily due to the increase in total benefits and claims, partially offset by the increase in total adjusted revenues and the decrease in total adjusted expenses.

Annualized premiums in force increased 3.3% to $6.3 billion at September 30, 2024, compared with $6.1 billion at September 30, 2023.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same periods in the previous year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2024	2023	2024	2023
Total benefits and claims	41.2%	30.7%	40.6%	36.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.8	7.3	7.8	7.2
Insurance commissions	8.4	8.3	8.3	8.4
Insurance and other expenses	21.8	24.9	21.7	24.0
Total adjusted expenses	38.0	40.6	37.9	39.7
Pretax adjusted earnings	20.8	28.8	21.5	24.1
Ratios to total premiums:
Total benefits and claims	47.6%	35.9%	46.9%	42.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.0	8.6	9.0	8.5

•For the three- and nine-month periods ended September 30, 2024, the total benefits and claims to total premiums ratio increased primarily due to the decrease in reserve remeasurement gains related to assumption updates in the third quarter of 2024 as well as higher incurred claims.
•The total adjusted expense ratio decreased in the three- and nine-month periods ended September 30, 2024 primarily due to expense efficiency efforts.
•In total, the pretax adjusted profit margin decreased in the three- and nine-month periods ended September 30, 2024 primarily due to the increase in total benefits and claims partially offset by higher total adjusted revenues and lower total adjusted expenses.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of September 30.

	2024	2023
Premium persistency	78.9%	78.7%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
New annualized premium sales	$379	$359	$1,008	$998
Increase (decrease) over prior period	5.5%	7.5%	1.0%	6.4%

The increase in new annualized premium sales for Aflac U.S. in the third quarter and first nine months of 2024 was primarily driven by group life, absence management and disability products, as well as cancer insurance.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2024	2023	2024	2023
Accident	17.7%	19.9%	20.3%	21.9%
Disability	28.8	28.2	26.1	26.1
Critical care (1)	18.6	18.6	20.5	19.8
Hospital indemnity	11.9	12.6	13.4	14.2
Dental/vision	4.7	5.7	5.6	6.5
Life	18.3	15.0	14.1	11.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the third quarter of 2024, the Aflac U.S. sales force included an average of approximately 5,900 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Fixed maturity securities:
Other fixed maturity securities	$110	$170	$654	$576
Infrastructure debt	25	0	64	0
Collateralized loan obligations	0	0	12	0
Equity securities	0	0	22	0
Commercial mortgage and other loans:
Transitional real estate loans	7	18	19	73
Commercial mortgage loans	0	19	13	19
Middle market loans	16	6	102	55
Other loans	0	4	0	25
Other investments	11	11	23	34
Total Aflac U.S. Purchases	$169	$228	$909	$782

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2024	2023	2024	2023
Total purchases for period (in millions) (1)	$158	$217	$886	$748
New money yield (1),(2)	6.00%	7.21%	6.76%	7.38%
Return on average invested assets (3)	4.94	5.04	5.00	4.84
Portfolio book yield, end of period (1),(2)	5.63%	5.52%	5.63%	5.52%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three- and nine-month periods ended September 30, 2024 was primarily due to higher allocations to lower yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER
Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net earned premiums	$160	$83	$479	$258
Net investment income (loss) (1)	39	2	146	24
Amortized hedge income	25	25	87	92
Adjusted net investment income	64	27	233	116
Other income	1	4	11	9
Total adjusted revenues	225	115	723	384
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	95	65	298	208
Reserve remeasurement (gains) losses	(21)	0	(23)	(2)
Total benefits and claims, net	74	65	275	206
Adjusted expenses:
Interest expense	39	39	113	109
Other adjusted expenses	97	59	299	176
Total adjusted expenses	136	98	412	285
Total benefits and adjusted expenses	210	163	687	490
Pretax adjusted earnings	$15	$(49)	$36	$(107)
Percentage change over previous period:
Net earned premiums	92.8%	137.1%	85.7%	130.4%
Adjusted net investment income	137.0	(22.9)	100.9	110.9
Total adjusted revenues	95.7	57.5	88.3	103.2
Total benefits and claims, net	13.8	62.5	33.5	87.3
Total adjusted expenses	38.8	10.1	44.6	13.1
Pretax adjusted earnings	130.6	12.5	133.6	38.2
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $57 and $64 for the three-month periods and $119 and $169 for the nine-month periods ended September 30, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $78 and $63 for the three-month periods and $142 and $171 for the nine-month periods ended September 30, 2024, and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

For the three-month period ended September 30, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher reinsurance activity resulting from agreements established in the fourth quarter of 2023.
•Adjusted net investment income increased primarily due to higher Aflac Re consolidated investment income of $15 million primarily due to a higher volume of assets as part of the reinsurance agreements established in the fourth quarter of 2023 and $7 million due to a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense.
•Total adjusted revenues increased primarily due to higher net earned premiums and higher adjusted net investment income.
•Total adjusted expenses increased primarily due to the higher reinsurance activity.
•Pretax adjusted earnings increased primarily due to higher total adjusted revenues partially offset by higher total benefits and adjusted expenses.

For the nine-month period ended September 30, 2024, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher reinsurance activity resulting from agreements established in the fourth quarter of 2023.
•Adjusted net investment income increased primarily due to higher Aflac Re consolidated investment income of $53 million primarily due to a higher volume of assets as part of the reinsurance agreements established in the fourth quarter of 2023 and $50 million due to a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense.
•Total adjusted revenues increased primarily due to higher net earned premiums and higher adjusted net investment income.
•Total adjusted expenses increased primarily due to the higher reinsurance activity of $108 million as well as an increase in other general operating expenses.
•Pretax adjusted earnings increased primarily due to higher total adjusted revenues partially offset by the higher total benefits and adjusted expenses.

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

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2024
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$53,435	$13,230	$5,627	$72,292
Held-to-maturity, fixed maturity securities, at amortized cost (1)	17,698	0	0	17,698
Equity securities	485	2	321	808
Commercial mortgage and other loans: (1)
Transitional real estate loans	4,128	931	190	5,249
Commercial mortgage loans	933	612	0	1,545
Middle market loans	3,950	458	0	4,408
Other loans	250	77	15	342
Other investments:
Policy loans	188	33	0	221
Short-term investments (2)	2,418	283	832	3,533
Limited partnerships	2,678	289	239	3,206
Real estate owned	545	100	0	645
Other	0	42	0	42
Investment in affiliate (3)	0	514	(514)	0
Total investments	86,708	16,571	6,710	109,989
Cash and cash equivalents	1,981	765	2,866	5,612
Total investments and cash	$88,689	$17,336	$9,576	$115,601
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

	December 31, 2023
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$54,983	$12,884	$5,423	$73,290
Held-to-maturity, fixed maturity securities, at amortized cost (1)	17,819	0	0	17,819
Equity securities	720	2	366	1,088
Commercial mortgage and other loans: (1)
Transitional real estate loans	4,795	1,011	192	5,998
Commercial mortgage loans	1,075	622	0	1,697
Middle market loans	4,095	436	0	4,531
Other loans	185	101	15	301
Other investments:
Policy loans	186	28	0	214
Short-term investments (2)	347	204	753	1,304
Limited partnerships	2,360	258	132	2,750
Real estate owned	180	47	0	227
Other	0	35	0	35
Investment in affiliate (3)	0	439	(439)	0
Total investments	86,745	16,067	6,442	109,254
Cash and cash equivalents	1,861	651	1,794	4,306
Total investments and cash	$88,606	$16,718	$8,236	$113,560
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

For the nine-month period ended September 30, 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $407 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $27 million in net investment gains (losses) for the nine-month period ended September 30, 2024. For the nine-month period ended September 30, 2023, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $142 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $53 million in net investment gains (losses) for the nine-month period ended September 30, 2023.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.5%	1.6%	1.6%
AA	6.0	6.3	5.7	5.9
A	68.5	66.9	68.1	67.2
BBB	22.7	23.8	22.9	23.5
BB or lower	1.4	1.5	1.7	1.8
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2024, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2024.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$38,280	$37,942	$(338)
Urban Renaissance Agency	A+	171	131	(40)
KLM Royal Dutch Airlines	B+	139	104	(35)
Thames Water Utility	CCC+	140	112	(28)
JP Morgan Chase and Co.	A+	214	187	(27)
Prologis LP	A-	160	136	(24)
BASF	A-	70	47	(23)
SNCF Reseau	AA	75	54	(21)
Anglian Water Services Financing	A-	98	78	(20)
Mitsui Fudosan Co. Ltd.	A-	73	53	(20)

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

Below-Investment-Grade Investments

	September 30, 2024
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$239	$239	$233	$(6)
Telecom Italia SpA	140	140	185	45
KLM Royal Dutch Airlines	140	139	104	(35)
Thames Water Utility	140	140	112	(28)
IKB Deutsche Industriebank AG	91	48	79	31
Generalitat de Catalunya	56	24	55	31
Hawaiian Electric Industries Inc	35	36	30	(6)
CPI Property Group SA	21	21	21	0
Transalta Corporation	10	11	11	0
Other Issuers	13	14	11	(3)
Subtotal (2)	885	812	841	29
High yield corporate bonds	547	455	524	69
Middle market loans	4,194	4,063	3,995	(68)
Grand Total	$5,626	$5,330	$5,360	$30
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

	September 30, 2024
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$39,471	$1,961	$(2,323)	$39,109	44.8%
Municipalities	2,443	189	(109)	2,523	2.8
Mortgage- and asset-backed securities	3,595	204	(69)	3,730	4.1
Public utilities	7,060	665	(214)	7,511	8.0
Electric	5,631	543	(104)	6,070	6.4
Natural Gas	889	81	(58)	912	1.0
Other	540	41	(52)	529	.6
Sovereign and supranational	862	97	(8)	951	1.1
Banks/financial institutions	9,391	724	(355)	9,760	10.6
Banking	5,589	454	(186)	5,857	6.3
Insurance	1,886	183	(56)	2,013	2.1
Other	1,916	87	(113)	1,890	2.2
Other corporate	25,295	3,185	(797)	27,683	28.6
Basic Industry	2,156	348	(82)	2,422	2.4
Capital Goods	3,001	320	(91)	3,230	3.4
Communications	2,723	463	(40)	3,146	3.1
Consumer Cyclical	1,996	224	(28)	2,192	2.3
Consumer Non-Cyclical	5,861	713	(179)	6,395	6.7
Energy	2,233	438	(21)	2,650	2.5
Other	1,176	84	(83)	1,177	1.3
Technology	3,216	242	(116)	3,342	3.6
Transportation	2,933	353	(157)	3,129	3.3
Total fixed maturity securities	$88,117	$7,025	$(3,875)	$91,267	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2024		December 31, 2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$71,929	$74,171	$72,218	$75,622
Equity securities	646	646	838	838
Total publicly issued	72,575	74,817	73,056	76,460
Privately issued securities: (2)
Fixed maturity securities (3)	16,188	17,096	16,290	17,325
Equity securities	162	162	250	250
Total privately issued	16,350	17,258	16,540	17,575
Total investment securities	$88,925	$92,075	$89,596	$94,035
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2024	December 31, 2023
Privately issued reverse-dual currency securities	$3,729	$3,740
Publicly issued collateral structured as reverse-dual currency securities	1,224	1,232
Total reverse-dual currency securities	$4,953	$4,972
Reverse-dual currency securities as a percentage of total investment securities	5.6%	5.5%
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

	Three Months		Nine Months
	2024	2023	2024	2023
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.0	$0.0	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$(10)	$1	$(94)
FX Options
FX option notional at the end of period (in billions) (1)	$24.7	$24.4	$24.7	$24.4
Amortized hedge income (cost) for period (in millions)	$(7)	$(16)	$(20)	$(54)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$1.9	$2.4	$1.9	$2.4
Amortized hedge income (cost) for period (in millions)	$25	$29	$87	$99
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.9	$0.0	$0.9
Amortized hedge income (cost) for period (in millions)	$0	$(4)	$0	$(7)
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

	September 30, 2024		December 31, 2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$11,792	$13,700	$10,924	$12,918
Equity securities	22	22	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,128	4,103	4,795	4,829
Commercial mortgage loans	933	854	1,075	948
Middle market loans (floating rate)	3,950	3,876	4,095	4,065
Other loans	145	146	112	111
Other investments	4,662	4,662	2,361	2,361
Total U.S. Dollar Program	25,632	27,363	23,384	25,254
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,063	2,957	2,081	2,902
Total U.S. dollar-denominated investments in Aflac Japan	$27,695	$30,320	$25,465	$28,156
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of September 30, 2024, some of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

As of September 30, 2024, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $648 million (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net cash inflows (outflows)	$(8)	$(10)	$(423)	$(589)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $6.5 billion as of September 30, 2024, with hedging instruments comprised of $4.6 billion of yen-denominated debt and $1.9 billion of foreign currency forwards, compared with $6.8 billion as of December 31, 2023, with hedging instruments comprised of $3.7 billion of yen-denominated debt and $3.1 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2024 and 2023, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	September 30, 2024	December 31, 2023	% Change
Aflac Japan	$5,616	$5,559	1.0%	(1)
Aflac U.S.	3,616	3,573	1.2
Total	$9,232	$9,132	1.1%
(1) Aflac Japan’s deferred policy acquisition costs increased 1.7% in yen during the nine months ended September 30, 2024.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	September 30, 2024	December 31, 2023	% Change
Aflac Japan	$76,927	$81,167	(5.2)%	(1)
Aflac U.S.	11,749	11,600	1.3
Corporate and other	3,750	3,979	(5.8)
Intercompany eliminations(2)	(4,872)	(5,147)	(5.3)
Total	$87,554	$91,599	(4.4)%
(1) Aflac Japan’s policy liabilities decreased 4.6% in yen during the nine months ended September 30, 2024.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the nine-month periods ended September 30, 2024 and 2023.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and nine-month periods ended September 30, 2024 and 2023 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At September 30, 2024, the Company held $5.6 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2024	2023
Management fees paid by subsidiaries	$118	$109
Dividends declared or paid by subsidiaries	2,559	2,252

The following table details Aflac Japan remittances, which are included in the totals above, for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2024	2023
Aflac Japan management fees paid to Parent Company	$49	$48
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,032	1,777
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥313.3	¥250.8

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2024. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of September 30, 2024, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for more information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2023 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2024	2023
Operating activities	$2,374	$2,608
Investing activities	1,264	1,978
Financing activities	(2,402)	(2,936)
Exchange effect on cash and cash equivalents	70	(91)
Net change in cash and cash equivalents	$1,306	$1,559

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

Investing Activities

The Company's investment objectives provide for liquidity primarily through the purchase of publicly traded investment-grade debt securities. Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed maturity securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed maturity securities that are available-for-sale to improve the duration matching of assets and liabilities, improve future investment yields, and/or rebalance its portfolio. As a result, dispositions before maturity can vary significantly from year to year.

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of September 30, 2024, of the $400 million committed, approximately $283 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2024, Aflac U.S. borrowed and repaid $325 million under this program. As of September 30, 2024, Aflac U.S. had outstanding borrowings of $640 million reported in its balance sheet.

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

Cash returned to shareholders through treasury stock purchases and dividends was $2.9 billion during the nine-month period ended September 30, 2024, compared with $2.8 billion during the nine-month period ended September 30, 2023.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2024	2023
Treasury stock purchases	$2,050	$2,100
Number of shares purchased:
Share repurchase program	23,446	30,199
Other	491	360
Total shares purchased	23,937	30,559

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2024	2023
Stock issued from treasury:
Cash financing	$21	$9
Noncash financing	52	46
Total stock issued from treasury	$73	$55
Number of shares issued	881	967

As of September 30, 2024, a remaining balance of 54.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.50 per share in the third quarter of 2024, compared with $.42 per share in the third quarter of 2023. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2024	2023
Dividends paid in cash	$820	$730
Dividends through issuance of treasury shares	31	28
Total dividends to shareholders	$851	$758

In October 2024, the board of directors declared the fourth quarter cash dividend of $.50 per share, an increase of 19.0% compared with the same period in 2023. The dividend is payable on December 2, 2024 to shareholders of record at the close of business on November 20, 2024.

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

As of September 30, 2024, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will introduce an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The final specifications were published in May 2024 with the new capital regime and initial economic value-based solvency ratio report becoming effective for Aflac Japan's 2025 fiscal year.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2024, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 78% of its liabilities are reported as of September 30, 2024, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
There have been no changes in the items the Company has identified as critical accounting estimates during the nine-month period ended September 30, 2024. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2024, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	77,745,381
February 1 - February 29	5,308,570		78.58	4,859,803	72,885,578
March 1 - March 31	4,424,657		83.34	4,416,656	68,468,922
April 1 - April 30	2,674,130		83.18	2,665,236	65,803,686
May 1 - May 31	3,680,826		86.25	3,678,430	62,125,256
June 1 - June 30	2,956,250		88.72	2,944,026	59,181,230
July 1 - July 31	1,385,917		91.09	1,385,917	57,795,313
August 1 - August 31	1,684,841		104.59	1,684,841	56,110,472
September 1 - September 30	1,821,000		109.15	1,810,629	54,299,843
Total	23,936,191	(1)	$87.29	23,445,538	54,299,843	(2)
(1) During the first nine months of 2024, 490,653 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at September 30, 2024, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 5.    Other Information

Insider Trading Arrangements

During the third quarter of 2024, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	31.1	-	Certification of CEO dated November 1, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated November 1, 2024, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated November 1, 2024, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

November 1, 2024	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

November 1, 2024	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer