Form 10-K
period 2024-12-31
AFLAC INC
filed 2025-02-26
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2024, was $49,825,613,971.
The number of shares of the registrant’s common stock outstanding at February 18, 2025, with $.10 par value, was 546,588,291.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

Item 1. Business

ITEM 1. BUSINESS

OVERVIEW

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. The Parent Company and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the United States (U.S.). The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in Japan and the U.S. When a policyholder or insured gets sick or hurt, the Company pays cash benefits fairly and promptly for eligible claims. Throughout its 69-year history, the Company’s supplemental insurance policies have given policyholders the opportunity to focus on recovery, not financial stress.

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

LONG-TERM GROWTH STRATEGY

Item 1. Business

In 1999, the Company had been running commercials for nearly a decade, but its brand awareness was hovering at about 10%. An innovative marketing campaign with something unique and memorable that would build brand awareness was needed. The Aflac Duck’s first commercial in the U.S., “Park Bench,” aired on January 1, 2000 and taught consumers how to pronounce “Aflac.” The Aflac Duck made its international debut in Japan in 2003. In the time since its U.S. debut, the Aflac Duck has become one of the most familiar advertising icons in the world, appearing in many commercials and countless print ads in both the U.S. and Japan. Today, the Aflac Duck is a helpmate who increases brand knowledge and connection.

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

Insurance Products

Aflac Japan's third sector insurance products are supplemental products designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products. The focus at Aflac Japan remains on maintaining leadership in third sector insurance products that are less interest rate sensitive and have strong and stable margins. At the same time, Aflac Japan complements this core business with similarly profitable first sector products as outlined below.

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

Item 1. Business

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

Savings-Type Life Insurance

Tsumitasu Launched in June 2024, Tsumitasu is an insurance product designed primarily for post-retirement preparation, with asset formation features and coverage for nursing care and other benefits.

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

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by approximately 6,600 sales agencies at the end of 2024, with approximately 114,000 licensed sales associates employed by those agencies, including individual agencies.

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

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. At December 31, 2024, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

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

•FSA Solvency Standard

The FSA maintains a solvency standard, the solvency margin ratio (SMR), which is used by Japanese regulators to monitor the financial strength of insurance companies. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Liquidity and Capital Resources section of Item 7. MD&A for additional information on SMR, including a discussion of measures the Company has taken to mitigate the sensitivity of Aflac Japan's SMR and the introduction of an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies effective for Aflac Japan's 2025 fiscal year.

Companies Act of Japan Aflac Japan dividend distributions to the Parent Company are subject to permitted dividend capacity under the Companies Act of Japan.

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

Disability

Disability Insurance Aflac U.S. offers short-term disability benefits on both an individual and group basis and long-term disability benefits on a group basis. These plans provide coverage for covered injury, illness or mental health conditions.

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

Dental and Vision

Dental and Vision Insurance Aflac U.S. offers network dental and vision products on a group basis, as well as fixed-benefit dental coverage on an individual basis. Aflac U.S. also offers Aflac Vision NowSM, an individually issued policy that provides benefits for serious eye health conditions and loss of sight as well as coverage for corrective eye materials and exam benefits.

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

Item 1. Business

Brokers The broker channel of Aflac U.S. focuses on selling to the mid- and large-case market, which is comprised of employers with 100 or more employees and typically an average size of 1,000 employees or more. Brokers in the U.S. are independent contractors and are paid commissions based on first-year and renewal premiums from their sales of insurance products.

In 2024, the Aflac U.S. sales force included an average of approximately 6,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. For additional information, see the Aflac U.S. Segment subsection of Item 7. MD&A.

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

Item 1. Business

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2024, the NDOI and the New York State Department of Financial Services (NYSDFS) commenced full-scope, risk-focused financial examinations on their respective state domiciled insurance entities covering the reporting period January 1, 2020 – December 31, 2023 that are currently ongoing. Additionally, in 2023, the NYSDFS commenced a routine market conduct examination on Aflac New York covering the five-year period ended on December 31, 2022 that is currently ongoing.

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

•Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of, or changes to, the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. Certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain. See Item 1A. Risk Factors for the risk factor entitled, "Extensive regulation and changes in legislation can impact profitability and growth" for additional information.

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

•Privacy and Cybersecurity

In the absence of a comprehensive federal privacy law, states are making a push towards privacy legislation. Personally identifiable information is used in support of many of the Company's business processes. For many years, the standard for protection and treatment of that data was benchmarked by privacy and security provisions of the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). As consumers have grown more concerned about the protection of their data, as well as how their data is used by organizations, jurisdictions within and outside of the U.S. have created legislation and issued regulations that apply or may in the future apply to aspects of Aflac U.S. operations and allow consumers the right to access, correct, delete, or opt out of the sale, share, or use of their data. Although not all apply to Aflac U.S. operations, examples of these types of legislation include the California Consumer Privacy Act (CCPA), California Privacy Rights Act (CPRA), UK General Data Protection Regulation (UK GDPR), UK Data Protection Act of 2018 (UK DPA), Connecticut Data Privacy Act (CDPA), Utah Consumer Privacy Act (UCPA), Virginia Consumer Data Protection Act (VCDPA), Colorado Privacy Act (CPA), Oregon Consumer Privacy Act (OCPA), Montana Consumer Data Privacy Act (MCDPA) and Nebraska Data Privacy Act (NDPA).

Cybersecurity continues to be an area of evolving focus for legislation and regulatory activity. In addition to the information required by Item 1C. Cybersecurity of this report, industry regulators as well as the federal government have updated existing standards and increased their focus on enforcement. For example, the National Institute of Standards and Technology (NIST) issued an updated version of the Cybersecurity Framework as well as guidelines on managing risks associated with the use of artificial intelligence and the Cybersecurity & Infrastructure Security Agency (CISA) published additional security guidelines related to ransomware and software security. Additionally, certain states are adopting the NAIC Model Bulletin on the Use of Artificial Intelligence Systems by Insurers.

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

Item 1. Business

For additional information on the Company's other operations, see the Corporate and other subsection of Item 7. MD&A and Note 8 of the Notes to the Consolidated Financial Statements.

HUMAN CAPITAL

The Company’s overarching human capital philosophy is, “If you take care of your employees, your employees will take care of the business.” The Company's compensation and benefit expense totaled approximately $2.0 billion in 2024 and $1.9 billion in 2023. The Company believes its employee relations are generally satisfactory.

The following table details the number of full-time employees as of December 31.

2024
Aflac Japan	6,737
Aflac U.S.	5,041
Corporate and other	916
Total	12,694

Talent

The Company uses internal and external resources to attract, retain and develop talent across a variety of backgrounds and demographics.

Aflac Japan seeks top-tier talent through annual recruitment of new university graduates as well as mid-career recruitment of those with specialty skills or expertise. For its employees, Aflac Japan implements standard and unified training and development programs focusing on a range of business skills. For example, Aflac Japan’s Leadership Program allows select managers to participate in a comprehensive training program to learn about innovation and the global business environment. In 2024, Aflac Japan launched Aflac Leadership Academy, a corporate learning initiative specializing in the development of Aflac Japan's next-generation management. Aflac Japan implemented a human capital management system, beginning in January 2021 with managers and more senior leadership positions and in January 2022 with all other employees. Under the system, employees have access to descriptions and necessary skills for all job positions across the Company and are able to more proactively design their careers.

Aflac U.S. recruiting efforts include partnerships with colleges and universities and civic organizations to attract top-tier talent. Aflac U.S. also offers a variety of internships, co-operative opportunities and transitional programs to allow emerging talent to develop. Educational opportunities are available for self-development and growth to help employees further enhance their technical and professional skills.

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

Health and Wellness

In 2024, Aflac Japan was certified, for the seventh consecutive year, as one of the top 500 Leading Companies in Health and Productivity Management under the Certified Health & Productivity Management Outstanding Organizations Recognition Program with Japan's Ministry of Economy, Trade and Industry. This certification is awarded for best practices in employee health management, strategically focused work style and development of a socially appreciative work environment. Aflac Japan's current certification was in recognition of regular monitoring of key health indicators by members of Aflac Japan's management, strategic implementation of health management initiatives and disclosure of information, and efforts to promote and maintain employee health.

Item 1. Business

Aflac U.S. Health and Wellness, a training and service program works to enhance organizational health, encourage healthy lifestyles among all U.S. employees, provide a variety of wellness programs to meet a wide range of personal health needs, recognize employees for participating in healthier lifestyles activities, and support a positive corporate culture that is focused on celebrating and improving the quality of life for all U.S. employees.

Workforce Demographics

•As of December 31, 2024, women account for 55% of Aflac Japan employees and 34% of those in leadership roles. Women also held 19% of senior management roles.

•As of December 31, 2024, 48% of Aflac U.S. and the Parent Company employees located in the U.S. were people of color and 66% were women. Women also occupied 52% of leadership roles located in the U.S. and 36% of senior management roles. In 2024, 60% of new hires located in the U.S. were people of color and 69% were women.

•Established in 2009, Aflac Heartful Services Co., Ltd. (Aflac Heartful Services), a subsidiary of Aflac Japan, promotes the hiring of employees with disabilities. Aflac Heartful Services has established a barrier-free work environment and provides, among other things, specialized training, specially-trained supervisors and development opportunities to support those with disabilities. Of Aflac Heartful Services’ 153 employees as of December 31, 2024, 119 have a disability. Aflac Heartful Services supports these employees with the assistance of advisors for long-term career support.

Employee Engagement and Culture

The Company strives to have an engaged employee culture by developing programs including career development support and programs emphasizing work life balance. Each year, Aflac Japan conducts an employee engagement survey in which all employees answer questions about the company and their organization to measure engagement across the company and detect organizational issues. The results of the survey are reported to Aflac Japan's Human Capital Management Policy Committee to identify issues, formulate enhancement/improvement measures and implement them. Aflac U.S. provides an employee engagement survey every other year to employees to gather their views on company culture and satisfaction, and works with its leadership to monitor continuous improvements and enhance the employee experience.

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac Incorporated, from 2024 until 2025	73

Steven K. Beaver	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2024; First Senior Vice President, Deputy Chief Financial Officer, Aflac Japan, from 2023 until 2024; Senior Vice President, Chief Financial Officer, Aflac U.S., from 2019 until 2023	60

Robin L. Blackmon	Chief Accounting Officer, Aflac Incorporated, since 2024; Senior Vice President, Financial Services, Aflac Incorporated, since 2024; Vice President, Deputy Chief Accounting Officer, Aflac Incorporated, from 2023 until 2024; Vice President, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2019 until 2023	61

Max K. Brodén	Senior Executive Vice President, Aflac Incorporated and Aflac, since 2025; Chief Financial Officer, Aflac Incorporated, since 2020; Executive Vice President, Aflac Incorporated and Aflac, from 2020 until 2025; Treasurer, Aflac, from 2017 until 2024; Treasurer, Aflac Incorporated from 2017 until 2021; Senior Vice President, Aflac Incorporated and Aflac, from 2017 until 2020	46

Bradley E. Dyslin	Executive Vice President, Global Chief Investment Officer, Aflac, since 2023; President, Aflac Asset Management LLC, since 2023; Deputy Global Chief Investment Officer, Aflac, from 2021 until 2023; Senior Managing Director, Global Head of Credit and Strategic Investment Opportunities, Aflac, from 2017 until 2021	59

Masatoshi Koide	President and Representative Director, Aflac Japan, since 2018(2)	64

Charles D. Lake II	President, Aflac International, since 2014; Chairman and Representative Director, Aflac Japan, since 2018(2)	63

Virgil R. Miller	President, Aflac Incorporated, since 2025; President, Aflac U.S., since 2023; Deputy President, Aflac U.S., from 2022 until 2023; Executive Vice President, President of Group and Individual Benefits Division, Aflac U.S., from 2021 until 2022; Executive Vice President, Chief Operating Officer, Aflac U.S., from 2018 until 2021	56

Frederic J. Simard	Executive Vice President, Aflac U.S., since 2025; Chief Operating Officer, Aflac U.S., since 2025; Chief Financial Officer, Aflac U.S., since 2023; Senior Vice President, Aflac U.S., from 2023 until 2025; Consultant, Gerson Lehrman Group, a financial services company, in 2023; Chief Financial Officer, North American Life and Health Division, General Electric Company, an industrial and financial services company, in 2022; Chief Financial Officer and Chief Actuary, Employee Benefits, The Guardian Life Insurance Company of America, a life insurance company, from 2018 until 2022	56

Audrey B. Tillman	Senior Executive Vice President, Aflac Incorporated and Aflac, since 2025; General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Aflac Incorporated and Aflac, from 2014 until 2025	60
(1) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.
(2) In April 2018, Aflac Japan was converted to a Japan subsidiary from a branch of Aflac.

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

The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the U.S. and Japan. High rates of inflation globally from 2022 continued to be reduced due to monetary tightening in many countries and normalization of certain trends after COVID-19, including supply chain recovery and phasing out of extraordinary fiscal support. In the U.S. and other regions, inflation rates reduced to a level that supported monetary loosening by central banks, but the risk of a return to increasing inflation remains alongside risks of weakening economic conditions. The Bank of Japan remains an exception to the major central bank loosening trends, ending a prolonged period of negative interest rates on bank reserves in March 2024. Continuing armed conflicts in Ukraine and the Middle East exacerbate uncertainty and have contributed to volatility in energy and other commodity prices. Economic uncertainty is also driven by potential policy changes from a new presidential administration in the U.S. including proposals to impose trade tariffs and the potential for retaliatory tariffs from other countries, as well as increasing trade restrictions driven by security concerns. Continuing higher interest rates and softer economic conditions could impact the creditworthiness and value of the Company's existing investment portfolio, influence opportunities for new investments and have a negative impact on the Company's results of operations and financial positions.

The Company's investments are vulnerable to adverse market developments such as asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks. The Company has evaluated its holdings and identified investments in areas such as commercial real estate and highly leveraged companies as the most exposed to continued high interest rates and an economic downturn. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults and a deterioration in the value of collateral in the case of secured investments. The Company has examined in each case whether a reduction in size of the holdings is appropriate. The Company has identified assets impacted or expected to be impacted by continued high interest rates and economic contraction, but other investments not identified to date may also be impacted. The availability of new investments in certain private market asset classes has been and may continue to be limited. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. In addition, the continuing difference between interest rates in the U.S. and Japan contributed to a weakening of the yen over 2024, which had the effect of suppressing the Company's current period results in relation to the comparable prior period. The continuing difference between U.S. dollar and yen interest rates also contributes to costs of hedging currency risk of U.S. dollar-denominated investments held by Aflac Japan. The Company is not able to predict the ultimate impact of inflation, interest rate changes, interest rate differences and other changing market conditions on the Company’s investments and hedging programs. See the risk factor below entitled, “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” for additional information. See the Investments and Results of Operations by Segment sections of Item 7. MD&A, for additional information.

As the Company holds a significant amount of fixed maturity securities issued by borrowers located in many different parts of the world, its financial results are directly influenced by global financial markets. Recent weakness in global capital markets could adversely affect the Company's financial condition, including its capital position and overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by high interest rates or increases in credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Japan is the largest market for the Company's insurance products, and the Company owns substantial holdings in Japan Government Bonds (JGBs). Government actions to stimulate the economy affect the value of the Company's existing

Item 1A. Risk Factors
holdings, its reinvestment rate on new investments in JGBs or other yen-denominated assets, and consumer behavior relative to the Company's suite of insurance products. The additional government debt from fiscal stimulus actions could adversely impact the Japan sovereign credit profile, which could in turn lead to volatility in Japanese capital and currency markets. The Bank of Japan ended its policy of negative interest rates in March 2024, and uncertainty about future Japan interest rate changes and the impact of increased rates on the Japanese economy could also contribute to volatility in Japanese markets.

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

The Company is subject to the risk that the issuers and/or guarantors of fixed maturity securities and loan receivables the Company owns may default on principal or interest. A significant portion of the Company's portfolio represents an unsecured obligation of the issuer, including some that may be subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay the Company's holdings. This can include changes in the global economy, the issuer's assets, strategy, or management, shifts in the dynamics of the industries in which the issuer competes, the issuer's access to additional funding, government trade policies and the overall health of the credit markets. Factors unique to the Company's securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of the Company's holdings. In addition, for investments representing secured obligations of an issuer, such as mortgage loan receivables, the underlying value of the collateral may not be sufficient to fully recover the amount of principal and interest owed to the Company if a default occurs.

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

Item 1A. Risk Factors
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

The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time of the establishment of the Company's product pricing and reserving. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have also reduced the level of investment income earned by the Company. In spite of recent decreases in interest rates in the U.S. and other regions and interest rate increases in Japan, interest rates in Japan remain lower than in the U.S., and the Company's overall level of investment income will continue to be negatively impacted from Japan’s low interest rates from investments made in prior periods at lower rates and from decreasing rates in the U.S. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. Prolonged periods of low interest rates also heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio include investments that bear lower rates of return than the embedded book yield of the investment portfolio. The Company’s current interest rate hedging programs are primarily focused on addressing risks of floating rate investments and are not designed to fully protect against the impact of interest rate changes on the Company.

A sustained decline in interest rates could hinder the Company's ability to earn the returns assumed in the pricing and the reserving for its insurance products at the time of sale and issue and may also influence the Company's ability to develop and price attractive new products and could impact its overall sales levels. The Company's first sector products are more interest rate sensitive than third sector products. While the Bank of Japan ended its negative interest rate policy in March of 2024, low interest rates in Japan could continue to have a negative impact on the distribution and pricing of these products. Additionally, a decrease in interest rates increases the fair value of the Company’s fixed maturity investments, which could result in increases to the Company’s overall equity. However, the decrease in interest rates increases the liability for future policy benefits (LFPB), which could result in reductions to the Company’s overall equity.

Conversely and concurrently, a rise in interest rates would improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. A rise in interest rates also decreases the LFPB, which could result in increases to the Company's overall equity. However, rising interest rates negatively impact the fair values of the Company's fixed maturity investments which could result in reductions to the Company's overall equity. Portfolio management considerations, the availability of investments, as well as declines in fair value may constrain the ability of the Company to transition its investments to higher rate securities. Significant increases in interest rates could cause declines in the values of the Company's investment portfolio which have a secondary impact on the Company's overall evaluation of its deferred tax asset position. An increase in the differential of short-term U.S. and Japan interest rates would also increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. Further, some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values, and a rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. Rising interest rates also negatively impact capital ratios in certain jurisdictions because unrealized losses on the available-for-sale investment portfolio factor into the ratio. In addition to the unrealized losses negatively impacting capital ratios, significant unrealized losses could impact the amount of dividends

Item 1A. Risk Factors
that could be paid under local regulations, including in Japan. For Aflac Japan, rising interest rates and widening credit spreads, which reduce the fair value of Aflac Japan’s fixed-maturity investments, when combined with a strengthening yen, and the resulting decrease in the yen value of Aflac Japan’s U.S. dollar-denominated fixed-maturity investments, have a negative impact on Aflac Japan's regulatory capital. For regulatory accounting purposes for Aflac Japan, there are also certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's regulatory earnings and corresponding dividends and capital deployment.

See the Interest Rate Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

The Company's concentration of business in Japan poses risks to its operations and financial condition.

Aflac Japan's adjusted revenues accounted for 55% of the Company's total adjusted revenues in 2024, compared with 60% in 2023 and 64% in 2022. The percentage of the Company's total assets attributable to Aflac Japan was 77% at December 31, 2024, compared with 80% at December 31, 2023. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

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

Item 1A. Risk Factors
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

Due to the size of Aflac Japan, where functional currency is the Japanese yen, fluctuations in the exchange rate between the yen and the U.S. dollar can have a significant effect on the Company's reported financial position and results of operations. Aflac Japan's premiums and a significant portion of its investment income are received in yen, and its claims and almost all expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. Certain unhedged U.S. dollar denominated assets and liabilities held by Aflac Japan are re-measured to yen with the volatility reported in earnings. Furthermore, the yen-denominated balance sheet of Aflac Japan is translated into U.S. dollars for financial reporting purposes with foreign exchange impact reflected in equity. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported financial position and results of operations. Yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms. When the yen strengthens in relation to the U.S. dollar, the yen value of Aflac Japan's unhedged U.S. dollar-denominated investments decreases, resulting in a decrease in Aflac Japan regulatory capital. Further, unhedged U.S. dollar-denominated securities held by Aflac Japan are exposed to foreign exchange fluctuations, which also impact Aflac Japan regulatory capital. As a result, periods of unusually volatile currency exchange rates could result in limitations on dividends available to the Parent Company.

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

Item 1A. Risk Factors
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

The Company cannot provide assurance that these evaluations will be accurate and effective. If the Company’s estimates of credit losses are not accurate and actual credit losses are higher than the Company’s estimates, the Company’s net income and capital position will be negatively impacted. These higher losses would also negatively affect the Company's solvency ratios in the U.S., Japan and Bermuda.

Item 1A. Risk Factors

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

Further, the Company has agreements with various Japanese financial institutions for the distribution of its insurance products. For example, at December 31, 2024, the Company had agreements with 360 banks to market Aflac's products in Japan. Sales through these banks represented 3% of Aflac Japan's new annualized premium sales in 2024. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.

The Company has entered into significant reinsurance transactions with large, highly rated counterparties as well as among the Company's subsidiaries. In addition, Aflac Japan has entered into reinsurance transactions with Aflac Re, which has less capital than external counterparties with which the Company has conducted reinsurance transactions in the past. Negative events or developments affecting any one of these counterparties could have an adverse effect on the Company's financial position or results of operations.

Item 1A. Risk Factors
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

The Company's sales, results of operations and financial condition could be materially adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network of sales associates, brokers, other distribution partners and employees. In the U.S., competition exists for sales associates and brokers with demonstrated ability. Further, low rates of unemployment, such as those currently reflected in the U.S. employment market, tend to make it more difficult for Aflac U.S. to maintain its network of sales associates. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including Japan Post Group, which in recent periods has accounted for a significant portion of Aflac Japan's total sales.

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

Item 1A. Risk Factors
Various state laws in the U.S. address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data. HIPAA requires the Company to impose privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). Several states, including California and New York, have made changes to their privacy or cybersecurity laws or regulations in recent years. Additionally, the U.S. Congress and many states are considering new privacy and security requirements that would apply to the Company's business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on the Company's business models, the development of new administrative processes, and the effects of potential noncompliance by the Company's business associates. They also may impose further restrictions on the Company's collection, disclosure and use of customer identifiable data that are housed in one or more of the Company's administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential customer information, whether by the Company or by one of its third parties, could have a material adverse effect on the Company's business, reputation, brand and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding the Company's privacy and security practices; adverse actions against the Company's licenses to do business; and injunctive relief.

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

The Company and its insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, that exercise a degree of interpretive latitude, including the FSA and Ministry of Finance (MOF) in Japan, state insurance regulators, the BMA in Bermuda, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Department of the Treasury, including the Internal Revenue Service (IRS), in the U.S. The Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may result in non-compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. Further, regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues and terrorism or other acts of violence. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce its profitability or harm the Company's financial condition, as well as affect its ability to write new business. In addition, such events may lead to periods of voluntary or required premium grace periods, which may lead to volatility in lapse rates and related premiums. Any resulting or coincidental economic effects could impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. These catastrophic events may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the 2025 Outlook section of Item 7. MD&A.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies may adversely affect the Company's financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company’s board of directors maintains an information security policy directing management to establish and operate a global information security program with the goals of identifying, assessing and monitoring existing and emerging cybersecurity threats and ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected from loss or theft. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee.

The Company’s senior officers, including its Global Security and Chief Information Security Officer (GSCISO), are responsible for the operation of the global information security program and communicate quarterly with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, risks associated with current and evolving threats, and recommendations for changes in the information security program. The global information security program includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the GSCISO and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Board of Directors. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director and/or the Chair of the Audit and Risk Committee. The above framework tracks and allows team members to monitor each incident throughout its lifecycle to ensure the Company is informed about and following cybersecurity incidents as they are mitigated and remediated. Post-incident reviews are also performed to determine if there are any additional controls that may feasibly be implemented to prevent recurrence.

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

The Company also utilizes professionals from the Company’s legal team and GSCISO's leadership team, a majority of whom have specialized skills and knowledge in cybersecurity risk management based on their prior work experience and relevant industry certifications, such as Certified Information Systems Security Professional and Certified Information Security Manager, to assist in employee awareness and training, as well as assessing cybersecurity risks, materiality of cybersecurity incidents and disclosures of the same. Specifically, the GSCISO has security experience in the public sector and private sector financial services industry holding positions in areas such as business continuity, information assurance, and technology risk management as well as being a Certified Information Systems Security Professional, Certified Information Security Manager and Certified Project Manager as well as being certified in Risk and Information

Item 1B. Unresolved Staff Comments
Systems Control. The GSCISO and his direct reports have an average of over 20 years of experience in the field of cybersecurity.

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that occurred during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see Item 1A. Risk Factors for the risk factor titled "Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business" for additional information regarding how the Company's business strategy, results of operations, and financial condition could be adversely affected by risks from cybersecurity threats.

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
In the U.S., the Company owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. The Company leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance); in New York, New York, which houses the Company's Global Investment division; in Tampa, Florida, which houses the Company's ABS subsidiary; and in Farmington, Connecticut, Windsor, Connecticut and Plantation, Florida, which houses the operations of the Company's group life, disability and absence management business. The Company leases other administrative office space throughout the U.S., the United Kingdom, and Bermuda.
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

Holders

As of February 18, 2025, there were 78,663 holders of record of the Company's common stock.

Dividends

For a summary of dividends paid to shareholders in 2024 and 2023 and potential restrictions on the Company's ability to pay future dividends, see the Liquidity and Capital Resources section of Item 7. MD&A.

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

Performance Graphic Index
December 31,

	2019	2020	2021	2022	2023	2024
Aflac Incorporated	100.00	86.42	116.29	146.94	172.49	220.92
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Life & Health Insurance	100.00	90.52	123.73	136.53	142.87	171.87
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the year ended December 31, 2024, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	77,745,381
February 1 - February 29	5,308,570		78.58	4,859,803	72,885,578
March 1 - March 31	4,424,657		83.34	4,416,656	68,468,922
April 1 - April 30	2,674,130		83.18	2,665,236	65,803,686
May 1 - May 31	3,680,826		86.25	3,678,430	62,125,256
June 1 - June 30	2,956,250		88.72	2,944,026	59,181,230
July 1 - July 31	1,385,917		91.09	1,385,917	57,795,313
August 1 - August 31	1,684,841		104.59	1,684,841	56,110,472
September 1 - September 30	1,821,000		109.15	1,810,629	54,299,843
October 1 - October 31	1,710,909		112.02	1,710,909	52,588,934
November 1 - November 30	1,369,301		110.15	1,369,301	51,219,633
December 1 - December 31	3,905,910		104.46	3,902,079	47,317,554
Total	30,922,311	(1)	$91.84	30,427,827	47,317,554	(2)
(1) During the year ended December 31, 2024, 494,484 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at December 31, 2024, consisted of shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

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

The Company has elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, for reference to discussions of the year ended December 31, 2022, the earliest of the three years presented. Amounts reported in this MD&A may not foot due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Performance Highlights

For the full year of 2024, total revenues were up 1.2% to $18.9 billion, compared with $18.7 billion for the full year of 2023. Net earnings were $5.4 billion, or $9.63 per diluted share, for the full year of 2024, compared with $4.7 billion, or $7.78 per diluted share, for the full year of 2023.

Net earnings in 2024 included net investment gains of $1.3 billion, compared with net investment gains of $590 million in 2023. Net investment gains in 2024 included an increase in credit loss allowances of $256 million; $1.1 billion of net gains from certain derivative and foreign currency gains or losses; $140 million of net gains on equity securities; and $259 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) in 2024 was 150.97, or 6.9% weaker than the rate of 140.57 in 2023.

Adjusted earnings(2) for the full year of 2024 were $4.1 billion, or $7.21 per diluted share, compared with $3.7 billion, or $6.23 per diluted share, in 2023. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.18.

In 2024, Aflac Incorporated repurchased $2.8 billion, or 30.4 million of its common shares. At December 31, 2024, the Company had 47.3 million remaining shares authorized for repurchase.

Shareholders’ equity was $26.1 billion, or $47.45 per share, at December 31, 2024, compared with $22.0 billion, or $38.00 per share, at December 31, 2023. Shareholders’ equity at December 31, 2024 included a cumulative increase of $2.0 billion from the effect of changes in discount rate assumptions on insurance contracts, compared with a corresponding cumulative decrease of $2.6 billion at December 31, 2023, and a net unrealized gain on investment securities and derivatives of $4 million, compared with a net unrealized gain of $1.1 billion at December 31, 2023. Shareholders’ equity at December 31, 2024 also included an unrealized foreign currency translation loss of $5.0 billion, compared with an unrealized foreign currency translation loss of $4.1 billion at December 31, 2023. The annualized return on average shareholders’ equity in 2024 was 22.6%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $29.1 billion, or $52.87 per share, at December 31, 2024, compared with $27.5 billion, or $47.55 per share, at December 31, 2023. Adjusted book value excluding foreign currency remeasurement(2) was $23.4 billion, or $42.46 per share, at December 31, 2024, compared with $23.8 billion, or $41.15 per share, at December 31, 2023. The annualized adjusted return on equity excluding foreign currency remeasurement(2) in 2024 was 17.3%.

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

Aflac Japan Segment

With Japan’s aging population and the rise in healthcare costs, supplemental health care insurance products remain attractive. Additionally, as Japan enters an era of 100-year lifespans, customers' needs for asset formation and retirement coverage, including nursing care, are increasing. Japan’s existing customers and potential customers seek products that are easily understood, cost-effective and can be accessed through technology-enabled devices.

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

2025 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth and strong profit margins and to exercise tactical capital deployment. The Company's approach to pursue growth is through product development and distribution expansion and to achieve efficiencies by modernizing its technology and streamlining its operations.

The Company's objectives in 2025 include maintaining strong pretax margins with increased sales production through product refreshments and growth initiatives in both its Aflac Japan and Aflac U.S. segments. For Aflac Japan, this includes continuing to focus on third sector products as well as introducing policies to new and younger customers. For Aflac U.S., this includes continuing to focus on realizing benefits from its buy to build initiatives and other platform investments, maintaining strong expense management discipline and strengthening the number of career agents for Aflac U.S. The Company believes that its strategy of positioning itself for future growth and efficiency while defending and leveraging its market-leading position, powerful brand recognition and varied distribution in Japan and the U.S. will provide support toward these objectives.

In December 2024, the board of directors announced a 16.0% increase in the quarterly cash dividend, effective with the first quarter of 2025. The Company intends to maintain strong capital ratios in Aflac Japan and Aflac U.S. in support of its commitment to shareholder dividends while remaining tactical in its deployment of capital in the form of share repurchases and opportunistic investments. The Company's economic solvency ratio (ESR) target range is 170% to 230% for Aflac Japan and a target combined RBC range of 350% to 450%, over time, for Aflac U.S., which is consistent with the Company's risk management practices.

Aflac Japan Segment
For Aflac Japan, the Company anticipates that favorable morbidity experience and the shift in premiums over the last several years from first sector savings products to third sector cancer and medical products and first sector protection products will result in stable benefit ratios in the Aflac Japan segment with a slightly higher expense ratio reflecting growth and strategic initiatives. The Company also expects that benefit and expense ratios will continue to experience some level of revenue pressure due to the impact of paid up policies and internal reinsurance transactions. For the 2025 through 2027 period, the Company expects Aflac Japan to generate a benefit ratio in the range of 64% to 66% and an expense ratio in the range of 20% to 23%. For 2025, the Company expects the benefit ratio to be toward the higher end of the 64% to 66% range and the expense ratio to be on the lower end of the 20% to 23% range.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aflac U.S. Segment
For Aflac U.S., the Company expects growth in life and disability to increase benefit ratios. This growth as well as realized benefits from the buy to build initiatives are expected to decrease expense ratios over time. For the 2025 through 2027 period, the Company expects Aflac U.S. to generate a benefit ratio in the range of 48% to 52% and an expense ratio in the range of 36% to 39%. For 2025, the Company expects the benefit ratio to be at the lower end of the 48% to 52% range and the expense ratio to be at the higher end of the 36% to 39% range.

Corporate and other
The Company's objectives for Corporate and other in 2025 include maintaining strong pretax adjusted earnings as compared with 2024, assuming that U.S. interest rates remain stable and excluding the impact of tax credit investments, as tax benefits are recognized in a corresponding lower income tax expense.

For important disclosures applicable to statements made in this 2025 Outlook, please see the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and this Item 7. MD&A.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
~~•~~Adjusted book value excluding foreign currency remeasurement is the U.S. GAAP book value (representing total shareholders’ equity), less AOCI as recorded on the U.S. GAAP balance sheet and excluding the cumulative [beginning January 1, 2021] foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. Adjusted book value excluding foreign currency remeasurement per common share is adjusted book value excluding foreign currency remeasurement at the period end divided by the ending outstanding common shares for the period presented. The Company considers adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share important as they exclude both AOCI and the cumulative foreign currency remeasurement gains/losses, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measures for adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share are total book value and total book value per common share, respectively.

•Adjusted return on equity is annualized adjusted earnings divided by average shareholders’ equity, excluding AOCI. Management uses adjusted return on equity to evaluate the financial performance of the Company’s insurance operations on a consolidated basis and believes that a presentation of this financial measure is vitally important to an understanding of the underlying profitability drivers and trends of the Company’s insurance business. The Company considers adjusted return on equity important as it excludes components of AOCI, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity is return on average equity (ROE) as determined using annualized net earnings and average total shareholders’ equity.

•Adjusted return on equity excluding foreign currency remeasurement is annualized adjusted earnings divided by average shareholders’ equity, excluding both AOCI and the cumulative [beginning January 1, 2021] foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. The Company considers adjusted return on equity excluding foreign currency remeasurement important because it excludes both AOCI and the cumulative foreign currency remeasurement gains/losses, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity excluding foreign currency remeasurement is ROE as determined using annualized net earnings and average total shareholders’ equity.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	2024	2023	2024	2023
Net earnings	$5,443	$4,659	$9.63	$7.78
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(1,495)	(914)	(2.65)	(1.53)
Other and non-recurring (income) loss	23	(39)	.04	(.07)
Income tax (benefit) expense on items excluded from adjusted earnings	101	26	.18	.04
Adjusted earnings	4,072	3,733	7.21	6.23
Current period foreign currency impact (2)	103	N/A	.18	N/A
Adjusted earnings excluding current period foreign currency impact	$4,175	$3,733	$7.39	$6.23
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

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

(In millions)	2024	2023
Net investment (gains) losses	$(1,271)	$(590)
Items impacting net investment (gains) losses:
Amortized hedge costs	(26)	(157)
Amortized hedge income	113	121
Net interest income (expense) from derivatives associated with certain investment strategies	(338)	(328)
Impact of interest from derivatives associated with notes payable	27	41
Adjusted net investment (gains) losses	$(1,495)	$(914)

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

The Company also excludes from adjusted earnings the accounting impacts of foreign currency remeasurement associated with changes in the foreign currency exchange rate.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2024, as part of the U.S. defined benefit plan freeze, the Company offered lump sum payments to certain participants. The lump sum payments were distributed in the fourth quarter of 2024 and resulted in a settlement charge of $18 million in 2024 due to the payments being greater than the settlement threshold. The settlement charge was both unusual and non-recurring and unrelated to other recurring benefit costs associated with the plan; therefore, the Company excluded the settlement charge from adjusted earnings.

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

In recent periods, the Japanese yen has weakened against the U.S. dollar. Although the Company is unable to predict the timing or extent of future movements of the Japanese yen/U.S. dollar foreign exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Part I, Item 1A. Risk Factors for more information.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 15.2% in 2024 and 11.5% in 2023. The combined effective tax rate differs from the U.S. statutory rate primarily due to historic and solar tax credits and the exclusion of foreign currency translation gains and losses on certain Aflac Japan U.S. dollar-denominated assets held in the Delaware Statutory Trust (DST). Total income taxes were $974 million in 2024 and $603 million in 2023. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Book Value to Adjusted Book Value
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted book value and adjusted book value per diluted share excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measures of book value and book value per diluted share, respectively, for the years ended December 31.

(In millions, except for share and per-share amounts)	2024	2023
U.S. GAAP book value	$26,098	$21,985
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,998)	(4,069)
Unrealized gains (losses) on securities and derivatives	4	1,117
Effect of changes in discount rate assumptions	2,006	(2,560)
Pension liability adjustment	10	(8)
Total accumulated other comprehensive income	(2,978)	(5,520)
Adjusted book value	29,076	27,505
Foreign currency remeasurement gains (losses)	5,725	3,700
Adjusted book value excluding foreign currency remeasurement	23,351	23,805

Number of shares outstanding at end of period	549,964	578,479

U.S. GAAP book value per common share	$47.45	$38.00
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(9.09)	(7.03)
Unrealized gains (losses) on securities and derivatives per common share	.01	1.93
Effect of changes in discount rate assumptions per common share	3.65	(4.43)
Pension liability adjustment per common share	.02	(.01)
Total accumulated other comprehensive income per common share	(5.41)	(9.54)
Adjusted book value per common share	52.87	47.55
Foreign currency remeasurement gains (losses) per common share	10.41	6.40
Adjusted book value excluding foreign currency remeasurement per common share	42.46	41.15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity for the years ended December 31.

	2024	2023
U.S. GAAP return on equity - net earnings (1)	22.6%	22.1%
Impact of excluding unrealized foreign currency translation gains (losses)	(3.6)	(3.1)
Impact of excluding unrealized gains (losses) on securities and derivatives	.4	.2
Impact of excluding effect of changes in discount rate assumptions	(.2)	(1.9)
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	(3.4)	(4.9)
U.S. GAAP return on equity less accumulated other comprehensive income	19.2	17.2
Differences between adjusted earnings and net earnings (2)	(4.8)	(3.4)
Adjusted return on equity - reported	14.4	13.8
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	2.9	1.8
Adjusted return on equity excluding foreign currency remeasurement	17.3	15.6
(1) U.S. GAAP return on equity is calculated by dividing net earnings (annualized) by average shareholders' equity.
(2) See separate reconciliation of net earnings to adjusted earnings above.
(3) Impact of gains/losses associated with foreign currency remeasurement is calculated by excluding the cumulative [beginning January 1, 2021] foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. The impact is the difference of adjusted return on equity - reported compared with adjusted return on equity, excluding from shareholders' equity, gains/losses associated with foreign currency remeasurement.
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
Aflac Japan Summary of Operating Results

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2024	2023	2024	2023
Net earned premiums (1)	$6,930	$8,047	¥1,050	¥1,128
Net investment income: (2)
Yen-denominated investment income	879	985	133	138
U.S. dollar-denominated investment income	1,849	1,755	281	247
Net investment income	2,727	2,739	414	385
Amortized hedge costs	26	157	4	20
Adjusted net investment income	2,701	2,582	410	366
Other income (loss)	28	35	4	5
Total adjusted revenues	9,659	10,664	1,464	1,498
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	4,761	5,409	721	757
Reserve remeasurement (gains) losses	(444)	(96)	(64)	(13)
Total benefits and claims, net	4,317	5,313	657	744
Adjusted expenses:
Amortization of deferred policy acquisition costs	321	326	49	46
Insurance commissions	435	491	66	69
Insurance and other expenses	1,092	1,300	165	182
Total adjusted expenses	1,848	2,117	280	297
Total benefits and adjusted expenses	6,165	7,430	936	1,041
Pretax adjusted earnings	$3,494	$3,234	¥528	¥457
Weighted-average yen/dollar exchange rate	150.97	140.57	—	—
Percentage change over previous period:
Net earned premiums	(13.9)%	(12.4)%	(6.9)%	(5.9)%
Adjusted net investment income	4.6	(3.3)	12.1	4.0
Total adjusted revenues	(9.4)	(10.3)	(2.3)	(3.6)
Total benefits and claims, net	(18.7)	(14.2)	(11.8)	(7.8)
Total adjusted expenses	(12.7)	(12.4)	(5.8)	(6.1)
Pretax adjusted earnings	8.0	(1.4)	15.5	6.0
(1) Includes a gain (loss) of $(81) and $20 in 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(305) and $(294) in 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In 2024, operating results in yen terms compared to the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥29 billion related to the internal cancer reinsurance transactions with Aflac Re established in the fourth quarter of 2024 and 2023, approximately ¥20 billion from limited-pay products reaching premium paid-up status and approximately ¥11 billion related to the remeasurement of the deferred profit liability for limited-pay contracts in the third quarter of 2024.
•Adjusted net investment income increased primarily due to higher variable net investment income of ¥18 billion, the weakening of the yen on U.S. dollar investments of ¥17 billion and lower amortized hedge cost of ¥16 billion.
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

Annualized premiums in force decreased 3.0% to ¥1.21 trillion as of December 31, 2024, compared with ¥1.25 trillion in 2023. The decrease in annualized premiums in force in yen of 3.0% in 2024 was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $7.6 billion in 2024, compared with $8.8 billion in 2023. As of December 31, 2024, Aflac Japan exceeded 22 million individual policies in force in Japan, with more than 14 million cancer policies in force in Japan.

Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse dual-currency securities (yen-denominated debt securities with dollar coupon payments). In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms.

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

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	2024	2023	2024	2023
Adjusted net investment income	12.1%	4.0%	6.5%	(1.4)%
Total adjusted revenues	(2.3)	(3.6)	(3.7)	(4.8)
Pretax adjusted earnings	15.5	6.0	11.1	1.8

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31 followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the previous year.

Ratios to total adjusted revenues:	2024	2023
Total benefits and claims, net	44.8%	49.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.3	3.1
Insurance commissions	4.5	4.6
Insurance and other expenses	11.3	12.2
Total adjusted expenses	19.1	19.8
Pretax adjusted earnings	36.0	30.5
Ratios to total premiums:
Total benefits and claims, net	62.5%	66.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.6	4.1

•In 2024, the total benefits and claims to total premiums ratio decreased primarily due to a decrease in total benefits and claims resulting from reserve remeasurement gains related to assumption updates in the third quarter of 2024, partially offset by the decline in net earned premiums resulting from reinsurance activity, limited-pay products reaching premium paid-up status, and a deferred profit liability remeasurement loss.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•The total adjusted expense ratio decreased in 2024 primarily due to the decrease in total adjusted expenses associated with reinsurance activity.
•In total, the pretax adjusted profit margin increased in 2024 primarily due to the decrease in total benefits and claims.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of December 31.

	2024	2023
Premium persistency	93.4%	93.4%

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2024	2023	2024	2023
New annualized premium sales	$422	$432	¥64.1	¥60.7
Increase (decrease) over prior period	(2.2)%	3.8%	5.6%	10.9%

In 2024, the increase in new annualized premium sales on a yen basis was primarily driven by sales of Aflac Japan's new life insurance product, Tsumitasu, that was launched in June 2024 and offers an asset formation component and a nursing care option.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2024	2023
Cancer	57.5%	64.1%
Medical and other health	16.1	20.6
Life insurance:
Traditional life (1)	23.0	6.5
WAYS	2.2	6.8
Child endowment	.2	.4
Other	1.0	1.6
Total	100.0%	100.0%
(1) Includes term life, whole life and Tsumitasu

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and other products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Additionally, the Company believes that sales of first sector products, including Tsumitasu, WAYS and Child Endowment, position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

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

	2024	2023
Independent corporate and individual	48.2%	46.7%
Affiliated corporate (1)	48.6	50.0
Bank	3.2	3.3
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

In 2024, Aflac Japan recruited 50 new sales agencies. At December 31, 2024, Aflac Japan was represented by approximately 6,600 sales agencies, with approximately 114,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At December 31, 2024, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

Strategic Alliance with Japan Post Holdings

On May 10, 2024, the Parent Company reported that the shares owned by the J&A Alliance Trust (Trust) represented, in aggregate, 20% of the voting power of the Parent Company's common stock. The Shareholders Agreement, entered into on February 28, 2019, by the Parent Company, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation, solely in its capacity as trustee of the Trust and General Incorporated Association J&A Alliance, provides voting restrictions that require the Trust to vote (i) all shares representing voting rights in excess of 20% of the voting rights in the Parent Company and (ii) all of its shares in connection with a change in control transaction, in each case, in a manner proportionally equal to votes of shares not beneficially owned by the Trust. Japan Post Holdings Co., Ltd. does not have a board seat on the Parent Company’s board of directors and does not have rights to control, manage or intervene in the management of the Parent Company. According to a Form 13F filed by Japan Post Holdings with the SEC on January 16, 2025, Japan Post Holdings owned 52.3 million Aflac Incorporated common shares as of December 31, 2024.

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

On May 1, 2023, the Parent Company filed a registration statement on Form S-3 that registered the sale of its common stock from time to time by J&A Alliance Holdings Corporation in its capacity as trustee of the Trust. The filing was made pursuant to a contractual requirement contained in the Shareholders Agreement. The Trust has agreed not to own more than the greater of 10% of the Parent Company’s outstanding shares or such shares representing 22.5% of the voting rights in the Parent Company.

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

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2024	2023
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$357
Private placements	131	510
Other fixed maturity securities	290	102
Equity securities	407	346
Commercial mortgage and other loans:
Other loans	0	77
Other investments	28	16
Total yen-denominated	$856	$1,408

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$2,532	$606
Infrastructure debt	291	50
Collateralized loan obligations	30	0
Commercial mortgage and other loans:
Transitional real estate loans	79	247
Middle market loans	987	446
Other loans	74	0
Other investments	349	393
Total U.S. dollar-denominated	$4,342	$1,742

Other currencies:
Fixed maturity securities:
Infrastructure debt	$26	$0
Commercial mortgage and other loans:
Other loans	47	0
Other investments	5	0
Total other currencies	$78	$0
Total Aflac Japan purchases	$5,276	$3,150

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

	2024	2023
Total purchases for the period (in millions) (1)	$4,894	$2,741
New money yield (1),(2)	6.11%	5.18%
Return on average invested assets (3)	3.33	2.90
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.22%	3.18%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in 2024 was primarily due to higher allocations to higher yielding asset classes.

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
Aflac U.S. Summary of Operating Results

(In millions)	2024	2023
Net earned premiums	$5,829	$5,675
Adjusted net investment income (1)	847	820
Other income	63	128
Total adjusted revenues	6,739	6,623
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	2,821	2,715
Reserve remeasurement (gains) losses	(95)	(284)
Total benefits and claims, net	2,726	2,431
Adjusted expenses:
Amortization of deferred policy acquisition costs	530	490
Insurance commissions	563	561
Insurance and other expenses	1,501	1,640
Total adjusted expenses	2,594	2,691
Total benefits and adjusted expenses	5,320	5,122
Pretax adjusted earnings	$1,419	$1,501
Percentage change over previous period:
Net earned premiums	2.7%	1.9%
Adjusted net investment income	3.3	8.6
Total adjusted revenues	1.8	2.1
Total benefits and claims, net	12.1	(4.9)
Total adjusted expenses	(3.6)	4.6
Pretax adjusted earnings	(5.5)	10.4
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(36) and $(34) in 2024 and 2023, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2024, operating results compared to the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses.
•Adjusted net investment income increased primarily due to higher fixed rate income and higher variable income.
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

Annualized premiums in force increased 3.6% in 2024 and 3.3% in 2023. Annualized premiums in force at December 31 were $6.4 billion in 2024, compared with $6.2 billion in 2023.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31 followed by a discussion of the significant drivers of changes in operating ratios compared to the previous year.

Ratios to total adjusted revenues:	2024	2023
Total benefits and claims	40.5%	36.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.9	7.4
Insurance commissions	8.4	8.5
Insurance and other expenses	22.3	24.8
Total adjusted expenses	38.5	40.6
Pretax adjusted earnings	21.1	22.7
Ratios to total premiums:
Total benefits and claims	46.8%	42.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.1	8.6

•In 2024, the total benefits and claims to total premiums ratio increased primarily due to the decrease in reserve remeasurement gains related to assumption updates in the third quarter of 2024 as well as higher incurred claims.
•The total adjusted expense ratio decreased in 2024 primarily due to expense efficiency efforts.
•In total, the pretax adjusted profit margin decreased in 2024 primarily due to the increase in total benefits and claims partially offset by higher total adjusted revenues and lower total adjusted expenses.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of December 31.

	2024	2023
Premium persistency	79.3%	78.6%

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2024	2023
New annualized premium sales	$1,543	$1,558
Increase (decrease) over prior period	(1.0)%	5.0%

The decrease in new annualized premium sales for Aflac U.S. in 2024 primarily reflects lower sales of group voluntary benefit products impacted by a continued focus on profitable growth, as well as softer sales of network dental.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2024	2023
Accident	19.6%	20.9%
Disability	26.3	25.6
Critical care (1)	20.9	20.7
Hospital indemnity	13.7	14.5
Dental/vision	5.3	6.3
Life	14.2	12.0
Total	100.0%	100.0%
(1) Includes cancer, critical illness and hospital intensive care products

In 2024, the Aflac U.S. sales force included an average of approximately 6,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S. as of December 31.

(In millions)	2024	2023
Fixed maturity securities:
Other fixed maturity securities	$654	$587
Infrastructure debt	64	83
Collateralized loan obligations	12	0
Equity securities	26	11
Commercial mortgage and other loans:
Transitional real estate loans	21	78
Commercial mortgage loans	13	33
Middle market loans	133	85
Other loans	11	30
Other investments	39	44
Total Aflac U.S. Purchases	$973	$951

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

	2024	2023
Total purchases for period (in millions) (1)	$934	$907
New money yield (1),(2)	6.90%	7.56%
Return on average invested assets (3)	5.00	4.88
Portfolio book yield, end of period (1),(2)	5.58%	5.53%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in 2024 was primarily due to higher allocations to lower yielding asset classes. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of Item 7A. for additional information regarding the sector concentrations of the Company's investments.

CORPORATE AND OTHER
Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other for the years ended December 31.
Corporate and Other Summary of Operating Results

(In millions)	2024	2023
Net earned premiums	$680	$400
Net investment income (loss) (1)	201	(77)
Amortized hedge income	113	121
Adjusted net investment income	314	44
Other income	13	15
Total adjusted revenues	1,007	460
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	426	470
Reserve remeasurement (gains) losses	(19)	(3)
Total benefits and claims, net	407	467
Adjusted expenses:
Interest expense	156	144
Other adjusted expenses	412	273
Total adjusted expenses	568	417
Total benefits and adjusted expenses	975	885
Pretax adjusted earnings	$32	$(425)
Percentage change over previous period:
Net earned premiums	70.0%	175.9%
Adjusted net investment income	613.6	(55.1)
Total adjusted revenues	118.9	72.3
Total benefits and claims, net	(12.8)	231.2
Total adjusted expenses	36.2	50.0
Pretax adjusted earnings	107.5	(95.0)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $165 and $343 in 2024 and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $164 and $334 in 2024 and 2023, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2024, operating results compared to the previous year were as follows:

•Net earned premiums increased primarily due to higher reinsurance activity resulting from agreements established in the fourth quarter of 2024 and 2023.
•Adjusted net investment income increased primarily due to $178 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re consolidated investment income of $68 million primarily due to a higher volume of assets as part of the reinsurance agreements established in the fourth quarter of 2024 and 2023.
•Total adjusted revenues increased primarily due to higher net earned premiums and higher adjusted net investment income.
•Total benefits and claims decreased primarily due to the impact of $163 million in the fourth quarter of 2023 related to a novation agreement under which Aflac Re assumed the duties, obligations and liabilities through a reinsurance of business ALIJ previously ceded to an external reinsurer, which was partially offset by higher benefits from the reinsurance agreements established in the fourth quarter of 2024 and 2023.
•Total adjusted expenses increased primarily due to the higher reinsurance activity of $137 million and higher interest expense of $12 million.
•Pretax adjusted earnings increased primarily due to higher total adjusted revenues and lower total benefits and claims partially offset by higher total adjusted expenses.

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

Investment Securities by Segment

	2024
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$45,970	$12,296	$7,003	$65,269
Held-to-maturity, fixed maturity securities, at amortized cost (1)	15,966	0	0	15,966
Equity securities	458	2	336	796
Commercial mortgage and other loans: (1)
Transitional real estate loans	3,648	866	189	4,703
Commercial mortgage loans	915	608	0	1,523
Middle market loans	3,847	436	0	4,283
Other loans	284	61	15	360
Other investments:
Policy loans	168	35	0	203
Short-term investments (2)	484	366	749	1,599
Limited partnerships	2,861	306	268	3,435
Real estate owned	570	112	0	682
Other	0	39	0	39
Investment in affiliate (3)	0	638	(638)	0
Total investments	75,171	15,765	7,922	98,858
Cash and cash equivalents	2,062	1,010	3,157	6,229
Total investments and cash	$77,233	$16,775	$11,079	$105,087
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

In 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $502 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $34 million in net investment gains (losses) for the year ended December 31, 2024. In 2023, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $284 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $66 million in net investment gains (losses) for the year ended December 31, 2023.

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

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.5%	1.6%	1.6%
AA	6.0	6.3	5.7	5.9
A	68.0	66.1	68.1	67.2
BBB	22.9	24.4	22.9	23.5
BB or lower	1.6	1.7	1.7	1.8
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2024, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2024.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$33,822	$32,844	$(978)
Urban Renaissance Agency	A+	154	114	(40)
KLM Royal Dutch Airlines	B+	126	90	(36)
JP Morgan Chase and Co.	A-	186	156	(30)
Banco de Chile	A	126	103	(23)
Prologis LP	A-	143	121	(22)
SNCF Reseau	AA-	68	46	(22)
Tokyo Gas Co Ltd	A+	95	74	(21)
West Japan Railway Company	A+	66	46	(20)
Mitsui Fudosan Co. Ltd.	A-	126	107	(19)

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
The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds invested in as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure at December 31.
Below-Investment-Grade Investments

	2024
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$221	$221	$206	$(15)
Hella KG Hueck and Co.	139	139	140	1
KLM Royal Dutch Airlines	126	126	90	(36)
Telecom Italia SpA	126	126	170	44
Thames Water Utility	126	126	113	(13)
IKB Deutsche Industriebank AG	82	44	72	28
Generalitat de Catalunya	51	22	49	27
Hawaiian Electric Industries Inc	35	35	29	(6)
CPI Property Group SA	19	19	18	(1)
Other Issuers	23	25	24	(1)
Subtotal (2)	948	883	911	28
High yield corporate bonds	545	416	508	92
Middle market loans	4,176	4,007	3,953	(54)
Grand Total	$5,669	$5,306	$5,372	$66
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

	2024
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$34,926	$1,225	$(2,246)	$33,905	43.6%
Municipalities	2,271	152	(132)	2,291	2.8
Mortgage- and asset-backed securities	3,314	306	(57)	3,563	4.1
Public utilities	6,716	621	(259)	7,078	8.4
Electric	5,354	502	(161)	5,694	6.7
Natural Gas	820	76	(60)	837	1.0
Other	542	43	(38)	547	.7
Sovereign and supranational	761	68	(8)	821	1.1
Banks/financial institutions	8,647	687	(378)	8,956	10.8
Banking	5,112	429	(200)	5,340	6.4
Insurance	1,780	159	(58)	1,882	2.2
Other	1,755	99	(120)	1,734	2.2
Other corporate	23,420	3,064	(1,057)	25,427	29.2
Basic Industry	2,017	325	(99)	2,243	2.5
Capital Goods	2,612	288	(133)	2,767	3.3
Communications	2,521	469	(47)	2,945	3.1
Consumer Cyclical	1,862	210	(43)	2,029	2.3
Consumer Non-Cyclical	5,500	713	(273)	5,939	6.9
Energy	2,058	387	(36)	2,409	2.6
Other	1,068	79	(77)	1,070	1.3
Technology	3,029	253	(172)	3,110	3.8
Transportation	2,753	340	(177)	2,915	3.4
Total fixed maturity securities	$80,055	$6,123	$(4,137)	$82,041	100.0%
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

Investment Securities by Type of Issuance

	2024		2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$65,291	$66,476	$72,218	$75,622
Equity securities	638	638	838	838
Total publicly issued	65,929	67,114	73,056	76,460
Privately issued securities: (2)
Fixed maturity securities (3)	14,764	15,565	16,290	17,325
Equity securities	158	158	250	250
Total privately issued	14,922	15,723	16,540	17,575
Total investment securities	$80,851	$82,837	$89,596	$94,035
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities as of December 31.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	2024	2023
Privately issued reverse dual-currency securities	$3,368	$3,740
Publicly issued collateral structured as reverse dual-currency securities	945	1,232
Total reverse dual-currency securities	$4,313	$4,972
Reverse dual-currency securities as a percentage of total investment securities	5.3%	5.5%
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
•Impact on earnings and other comprehensive income (loss) from various qualifying and non-qualifying hedging relationships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foreign Currency Exchange Rate Risk Hedge Program

The Company has deployed the following hedging strategies to mitigate exposure to foreign currency exchange rate risk:
•Aflac Japan hedges U.S. dollar-denominated investments back to yen (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan, while utilizing foreign currency options to mitigate against significant movements in the yen/U.S. dollar exchange rate (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

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

	2024	2023
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$1	$(88)
FX Options
FX option notional at the end of period (in billions) (1)	$24.2	$24.7
Amortized hedge income (cost) for period (in millions)	$(27)	$(69)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(1)	$1.8	$2.6
Amortized hedge income (cost) for period (in millions)	$113	$126
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.5
Amortized hedge income (cost) for period (in millions)	$0	$(5)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2024		2023
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$9,835	$12,183	$10,924	$12,918
Equity securities	22	22	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	3,648	3,656	4,795	4,829
Commercial mortgage loans	915	811	1,075	948
Middle market loans (floating rate)	3,847	3,794	4,095	4,065
Other loans	174	173	112	111
Other investments	2,862	2,862	2,361	2,361
Total U.S. Dollar Program	21,303	23,501	23,384	25,254
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,645	2,406	2,081	2,902
Total U.S. dollar-denominated investments in Aflac Japan	$22,948	$25,907	$25,465	$28,156
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of December 31, 2024, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments for the years ended December 31.

(In millions)	2024	2023
Net cash inflows (outflows)	$(508)	$(598)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $5.9 billion as of December 31, 2024, with hedging instruments comprised of $4.1 billion of yen-denominated debt and $1.8 billion of foreign currency forwards, compared with $6.8 billion as of December 31, 2023, with hedging instruments comprised of $3.7 billion of yen-denominated debt and $3.1 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2024 and 2023, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign currency forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen. In addition to reducing yen exposure from dividend payments by Aflac Japan to the Parent Company, this strategy also reduces enterprise-wide hedge costs. This activity is reported in Corporate and other. The Company continually evaluates the program’s efficacy.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2024	2023
Japan segment:
Future policy benefits	$60,885	$73,638
Other policy liabilities	6,664	7,529
Total Japan policy liabilities	67,549	81,167
U.S. segment:
Future policy benefits	10,584	11,234
Other policy liabilities	479	365
Total U.S. policy liabilities	11,063	11,600
Consolidated:
Future policy benefits	70,381	83,718
Other policy liabilities	7,127	7,881
Total consolidated policy liabilities (1)	$77,508	$91,599
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
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the years ended December 31, 2024 and 2023.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. See Note 15 of the Notes to the Consolidated Financial Statements for further information on guaranty fund assessments. Guaranty fund assessments for the years ended December 31, 2024 and 2023 were immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of the businesses, fund business growth and provide for an ability to withstand adverse circumstances. Financial leverage (leverage) refers to a strategy of utilizing debt in managing the Company's capital structure and cost of capital. The Company targets and actively manages liquidity, capital and leverage in the context of a number of considerations, including:

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At December 31, 2024, the Company held $6.2 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.

The following table presents the amounts provided to the Parent Company for the years ended December 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2024	2023
Management fees paid by subsidiaries	$163	$151
Dividends declared or paid by subsidiaries	3,841	3,516

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table details Aflac Japan remittances, which are included in the totals above, for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2024	2023
Aflac Japan management fees paid to Parent Company	$69	$67
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,865	2,623
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥441.6	¥374.7

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2024. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The following table presents the estimated payments of the Company's material cash requirements from known contractual obligations as of December 31, 2024. The Company translated its yen-denominated obligations using the December 31, 2024, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

(In millions)	Total Liability(1)	Total Payments	Short-term Payments	Long-term Payments
Future policy benefits liability (Note 7)(2)	$70,381	$173,394	$8,330	$165,064
Other policyholders' funds (Note 7)(3)	5,460	6,187	553	5,634
Long-term debt – principal (Note 9)	7,402	7,454	78	7,376
Long-term debt – interest (Note 9)	47	2,447	179	2,268
Cash collateral on loaned securities (Note 3)	2,037	2,037	2,037	0
Operating service agreements (Note 15)	N/A	564	173	391
Operating lease obligations (Note 9)	91	98	38	60
Finance lease obligations (Note 9)	5	5	2	3
Total contractual obligations	$85,423	$192,186	$11,390	$180,796
(1) Liability amounts are those reported on the consolidated balance sheet as of December 31, 2024.
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

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of December 31, 2024, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2024	2023
Operating activities	$2,707	$3,190
Investing activities	2,781	817
Financing activities	(3,486)	(3,723)
Exchange effect on cash and cash equivalents	(79)	79
Net change in cash and cash equivalents	$1,923	$363

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

The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations decreased 15.1% in 2024, compared with 2023.

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of December 31, 2024, of the $400 million committed, approximately $285 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In 2024, Aflac U.S. borrowed and repaid $466 million under this program. As of December 31, 2024, Aflac U.S. had outstanding borrowings of $589 million reported in its balance sheet.

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

Cash returned to shareholders through treasury stock purchases and dividends was $3.9 billion in 2024, compared with $3.8 billion in 2023.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2024	2023
Treasury stock purchases	$2,800	$2,801
Number of shares purchased:
Share repurchase program	30,428	38,896
Other	494	364
Total shares purchased	30,922	39,260

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2024	2023
Stock issued from treasury:
Cash financing	$14	$17
Noncash financing	67	59
Total stock issued from treasury	$81	$76
Number of shares issued	1,042	1,164

As of December 31, 2024, a remaining balance of 47.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2024 of $2.00 per share increased 19.0% over 2023. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2024	2023
Dividends paid in cash	$1,087	$966
Dividends through issuance of treasury shares	41	37
Total dividends to shareholders	$1,128	$1,003

In December 2024, the board of directors announced a 16.0% increase in the quarterly cash dividend, effective with the first quarter of 2025. The first quarter 2025 cash dividend of $.58 per share is payable on March 3, 2025, to shareholders of record at the close of business on February 19, 2025.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as total equity excluding common stock and capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has a senior unsecured revolving credit facility in the amount of ¥100 billion as a capital contingency plan. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional reinsurance transactions. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.

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

Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As of December 31, 2024, Aflac Japan's SMR was 1,221%, compared with 1,219% at December 31, 2023. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will introduce an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The final specifications were published in May 2024 with the new capital regime and initial ESR report becoming effective for Aflac Japan's 2025 fiscal year. As of December 31, 2024, Aflac Japan's estimated ESR was above 270%.

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

The combined RBC ratio for Aflac U.S. as of December 31, 2024 was 677%, compared with 710% as of December 31, 2023. The Company calculates its combined RBC ratio to include all U.S. regulated life insurance entities as if a single combined U.S. RBC entity net of intercompany items related to capital resources and risk.

The table below presents RBC ratios for the Company’s U.S. life insurance subsidiaries as of December 31, the most recent statutory fiscal year-end for the subsidiaries for which RBC was filed.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2024	2023
Aflac	610%	699%
CAIC	2,286	651
TOIC	1,419	2,270
Aflac New York	792	836

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

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. The NDOI imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the NDOI is required for dividend distributions that exceed the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2025 in excess of $912 million would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

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

Under the EBS framework, Aflac Re is required to value assets equal to U.S. GAAP fair values, and insurance reserves are valued using technical provisions which consist of a best estimate liability plus a risk margin. The best estimate liability can be calculated by applying the standard approach or, with regulatory approval, the scenario-based approach. The standard approach uses discount rates for insurance reserves as prescribed by the BMA. The scenario-based approach uses a discount rate based on the yield of eligible assets owned by the insurer as determined using a series of prescribed stress scenarios. At December 31, 2024 and 2023, Aflac Re was in compliance with the ECR and MMS requirements.

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

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the LFPB require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 78% of its liabilities are reported as of December 31, 2024, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

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

The Company estimates the fair values of its securities on a monthly basis. The Company monitors the estimated fair values obtained from its pricing vendors and brokers for consistency from month to month, while considering current market conditions. The Company also periodically discusses with its pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, foreign currency volatility, and interest rate volatility.

The Company estimates an expected lifetime credit loss on investments measured at amortized cost including held-to-maturity fixed maturity securities, loan receivables and certain loan commitments on a quarterly basis. For the Company’s available-for-sale fixed maturity securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis

The Company’s approach to estimating credit losses is complex and incorporates significant judgments. In addition to a security, an asset class, or issuer-specific credit fundamentals, it considers past events, current economic conditions and forecasts of future economic conditions. The Company's estimates are revised as conditions change and new information becomes available.

See the tabular disclosure entitled "Sensitivity of Fair Values of Financial Instruments to Interest Rate Change" in Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Deferred Policy Acquisition Costs and Liability for Future Policy Benefits

The majority of the supplemental health and life insurance policies the Company issues are classified as long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for supplemental health policies issued in the U.S. within prescribed guidelines and with the approval of state insurance regulatory authorities.

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

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense accreted on insurance reserves in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings. Discount rates used to measure the carrying value of LFPB in the consolidated balance sheets are updated each reporting period, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates are recognized in accumulated other comprehensive income (loss). The discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820 - Fair Value Measurement, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

If interest rates decreased by 100 basis points, the Company's LFPB balance as of December 31, 2024 would increase by $9.6 billion, and if interest rates increased by 100 basis points, the Company's LFPB balance as of December 31, 2024 would decrease by $7.6 billion.

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

An increase or decrease in the Company's effective tax rate by one percentage point would have resulted in an increase or decrease in the Company's 2024 income tax expense of $49 million.

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

The Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan; however, this hedging program also has some inherent risks. There is a risk that in a scenario of long-term yen weakening there could be significant derivative losses that create corresponding liquidity requirements to support interim derivative settlements. Further, the derivatives used for hedging are shorter in duration than the hedged investments, so there is rollover risk. In unfavorable market environments, the rollover of derivatives throughout the hedging period could result in increased hedge costs. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of yen weakening may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately sold and the U.S. dollar proceeds converted to yen.

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

Corporate and Other

The Company is exposed to currency risk when yen funds are converted into U.S. dollars. This occurs when yen-denominated funds are paid as dividends and management fees from Aflac Japan to the Parent Company and with quarterly settlements of internal reinsurance transactions. The exchange rates prevailing at the time of yen payments will differ from the exchange rates prevailing at the time the yen profits were earned. The Company may use a portion of the yen dividend and management fee payments to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into U.S. dollars. Internal reinsurance transactions create foreign currency exposure at Aflac Re, primarily due to yen-denominated reinsurance liabilities to Aflac Japan while a majority of Aflac Re's assets are denominated in U.S. dollars, which may require Aflac Re to convert U.S. dollars to yen or enter foreign exchange derivatives with the Parent Company to manage yen-denominated liabilities.

In addition to yen payments and internal reinsurance transactions, certain investment activities for Aflac Japan expose the Company to economic currency risk when yen are converted into U.S. dollars. As noted above, the Company invests a portion of its yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged investments. Additionally, the Parent Company enters into forward contracts to accomplish a dual objective of hedging foreign currency rate risk to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. The Company also balances the volume of hedging instruments between forwards and options in an attempt to manage and balance the risks associated with collateral, hedge costs and cash settlements. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

Aside from the activities discussed above, the Company generally does not convert yen into U.S. dollars; however, it does translate financial statement amounts from yen into U.S. dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. The Company reports unrealized foreign currency translation gains

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

(In millions)	2024			2023
Yen/dollar exchange rates	143.18	158.18 (1)	173.18	126.83	141.83 (1)	156.83
Yen-denominated financial instruments:
Assets:
Securities available-for-sale: (2)
Fixed maturity securities (3)	$35,805	$32,409	$29,603	$44,357	$39,665	$35,872
Fixed maturity securities - consolidated variable interest entities (4)	514	465	425	587	525	475
Securities held-to-maturity: (2)
Fixed maturity securities	17,638	15,966	14,583	19,926	17,819	16,115
Equity securities	534	484	442	840	751	679
Cash and cash equivalents	894	809	739	1,131	1,011	915
Derivatives	111	240	384	223	337	893
Other financial instruments	382	346	315	415	371	335
Subtotal	55,878	50,719	46,491	67,479	60,479	55,284
Liabilities:
Notes payable	4,808	4,351	3,973	4,709	4,211	3,807
Derivatives	811	933	1,065	1,374	1,430	1,894
Subtotal	5,619	5,284	5,038	6,083	5,641	5,701
Net yen-denominated financial instruments	50,259	45,435	41,453	61,396	54,838	49,583
Other yen-denominated assets	12,040	10,898	9,954	12,262	10,965	9,916
Other yen-denominated liabilities	80,551	72,913	66,599	95,457	85,361	77,197
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(18,252)	$(16,580)	$(15,192)	$(21,799)	$(19,558)	$(17,698)
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

	2024		2023
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$49,646	$44,699	$59,847	$51,412
U.S. dollar-denominated	32,369	30,677	33,100	31,099
Other currencies	26	23	0	0
Total debt securities	$82,041	$75,399	$92,947	$82,511
Commercial mortgage and other loans	$10,653	$10,598	$12,217	$12,150
Derivatives	$240	$225	$337	$352
Liabilities:
Notes payable (1)	$7,027	$6,601	$6,930	$6,502
Derivatives	933	957	1,430	1,506
(1) Excludes lease obligations

There are various factors that affect the fair value of the Company's investments in debt securities. Included in those factors are changes in the prevailing interest rate environment, which directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt securities, while increases in market yields generally have a negative impact on the fair value of the Company's debt securities. However, the Company does not expect to realize a majority of any unrealized gains or losses. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

The Company attempts to match the duration of its assets with the duration of its liabilities. The following table presents the approximate duration of yen-denominated assets and liabilities of Aflac Japan, along with premiums, as of December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(In years)	2024	2023
Yen-denominated debt securities	11	12
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of U.S. dollar-denominated assets and liabilities of Aflac U.S., along with premiums, as of December 31.

(In years)	2024	2023
U.S. dollar-denominated debt securities	7	7
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2024			2023
	U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	5.28%	3.32%	(1)	5.38%	2.90%	(1)
New money yield on investments	6.68	5.92		7.34	4.99
Policies in force at year-end:
Required interest on policy reserves	4.46	2.88	(1)	4.45	2.91	(1)
Portfolio book yield, end of period	5.36	3.03		5.31	2.99
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

Evaluating the underlying risks in the Company's credit portfolio involves a multitude of factors including but not limited to its assessment of the issuer's or borrower's business activities, assets, products, market position, financial condition, and future prospects, including sustainability of the issuer’s or borrower’s business. The Company incorporates the assessment of the NRSROs in assigning credit ratings and incorporates the rating methodologies of its external managers in assigning loan ratings to portfolio holdings. The Company performs extensive internal assessments of the credit risks for all its portfolio holdings and potential new investments, which includes using analyses provided by the Company's

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
specialist external managers. For assets managed by external asset managers, the Company provides investment and credit risk parameters that must be used when making investment decisions and requires ongoing monitoring and reporting from the asset managers on significant changes in credit risks within the portfolio.

Investment Concentrations

The Company's 15 largest exposures from investments in fixed maturity securities were as follows:

Largest Global Fixed Maturity Security Investment Positions
(In millions)
December 31, 2024

		Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
		Book Value	Securities	Rating
1	Japan National Government (1)	$33,822	42.25%	A+
2	MUFG Bank, Ltd.	285	.36
	MUFG Bank, Ltd.	190	.24	A
	MUFG Bank, Ltd.	95	.12	A-
3	Bank of America NA	284	.36
	Bank Of America Corp	158	.20	A-
	Bank Of America Corp	126	.16	BBB+
4	E.On International Finance Bv	270	.34	BBB+
5	Banobras	234	.29	BBB-
6	Walt Disney Co.	221	.28	A
7	Investcorp SA	221	.28	BB
8	Nordea Bank AB	220	.27	A-
9	AXA	219	.27	A-
10	Deutsche Telekom AG	209	.26	BBB+
11	CFE	202	.25	BBB
12	Berkshire Hathaway Inc	201	.25	AA
13	Japan Expressway Holding and Debt	201	.25	A+
14	Barclay's Bank PLC	193	.24	BBB
15	Exelon Corp	191	.24	A
	Subtotal	$36,973	46.19%
	Total fixed maturity securities	$80,060	100.00%
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

	2024		2023
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$37,115	46.5%	$42,840	48.4%
United States and Canada	27,146	34.0	27,926	31.6
United Kingdom	2,756	3.4	2,951	3.3
Germany	1,755	2.2	1,949	2.1
France	1,645	2.1	1,687	1.9
Peripheral Eurozone	1,353	1.6	1,675	1.9
Portugal	0	.0	71	.1
Italy	724	.9	932	1.1
Ireland	110	.1	109	.1
Spain	519	.6	563	.6
Nordic Region	1,451	1.8	1,543	1.8
Sweden	833	1.0	857	1.0
Norway	254	.3	281	.3
Denmark	231	.3	257	.3
Finland	133	.2	148	.2
Other Europe	2,005	2.4	2,436	2.8
Netherlands	896	1.1	1,117	1.3
Switzerland	516	.6	553	.6
Czech Republic	335	.4	374	.4
Austria	14	.0	100	.1
Belgium	118	.1	151	.2
Poland	126	.2	141	.2
Asia excluding Japan	1,218	1.5	1,678	1.9
Africa and Middle East	565	.7	872	1.0
Latin America	1,419	1.8	1,560	1.8
Australia	1,520	1.9	1,283	1.4
All Others	112	.1	113	.1
Total fixed maturity securities	$80,060	100.0%	$88,513	100.0%

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

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. The Company's three largest equity exposures had a fair value of $222 million or approximately 28% of its total investment in equity securities as of December 31, 2024. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $80 million.

Item 8. Financial Statements and Supplementary Data
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP (PCAOB Firm ID 185), an independent registered public accounting firm, has issued an attestation report from the firm's location in Atlanta, Georgia on the effectiveness of internal control over the Company's financial reporting as of December 31, 2024, which is included herein.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2025

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of certain privately issued securities
As discussed in Note 5 to the consolidated financial statements, the Company invests in certain privately issued securities that require judgment in the estimation of fair values. The fair values of privately issued securities are estimated using a discounted cash flow valuation model, developed by a third-party pricing vendor, and take into consideration unique characteristics of the securities and other market information to determine an issuer-specific credit curve to estimate expected cash flows. Judgment is required to determine the inputs and assumptions used in the valuation models, including the determination of the most appropriate comparable securities to develop an issuer-specific credit curve when it cannot be developed from the specific security features. As of December 31, 2024, the values of certain privately issued securities are included within the financial statement captions of fixed maturity securities available-for-sale, at fair value of $61,841 million; fixed maturity securities available-for-sale – consolidated variable interest entities, at fair value of $3,428 million; and, fixed maturity securities held-to-maturity, at amortized cost of $15,966 million.

Item 8. Financial Statements and Supplementary Data
We identified the assessment of the fair values of certain privately issued securities as a critical audit matter. Due to the complexity of the valuation models, subjective auditor judgment, and specialized valuation skills and knowledge were needed to evaluate the valuation models, the methodology used to estimate fair value and the Company's determination of the most appropriate comparable securities to develop an issuer-specific credit curve, when necessary.
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
Valuation of the liability for future policy benefits
As discussed in Note 1 and Note 7 to the consolidated financial statements, the liability for future policy benefits (LFPB) is determined as the present value of expected future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts. Future policy benefits are calculated using assumptions and estimates including mortality, morbidity, termination, and discount rates. Cash flow assumptions (mortality, morbidity, and termination) are established at policy inception and are evaluated each quarter to determine if an update is needed. Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense accreted on insurance reserves in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is recognized in accumulated other comprehensive income (loss) (AOCI). The Company’s LFPB was $70,381 million as of December 31, 2024.
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

Item 8. Financial Statements and Supplementary Data
•Evaluating the Company’s LFPB estimate by recalculating the projected cash flows for a selection of policies and comparing the results to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 26, 2025

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2024	2023	2022
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$13,440	$14,123	$14,901
Net investment income	4,116	3,811	3,656
Net investment gains (losses)	1,271	590	363
Other income (loss)	100	177	220
Total revenues	18,927	18,701	19,140
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	8,008	8,594	9,102
Reserve remeasurement (gains) losses	(558)	(383)	(215)
Total benefits and claims, net	7,450	8,211	8,887
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	851	816	792
Insurance commissions	998	1,052	1,117
Insurance and other expenses	3,014	3,165	3,249
Interest expense	197	195	226
Total acquisition and operating expenses	5,060	5,228	5,384
Total benefits and expenses	12,510	13,439	14,271
Earnings before income taxes	6,417	5,262	4,869
Income tax expense (benefit):
Current	1,330	1,663	1,181
Deferred	(356)	(1,060)	(730)
Income taxes	974	603	451
Net earnings	$5,443	$4,659	$4,418
Net earnings per share:
Basic	$9.68	$7.81	$6.96
Diluted	9.63	7.78	6.93
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	562,492	596,173	634,816
Diluted	565,015	598,745	637,655
Cash dividends per share	$2.00	$1.68	$1.60
(1) Includes a gain (loss) of $(81), $20 and $(42) in 2024, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2024	2023	2022
Net earnings	$5,443	$4,659	$4,418
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(769)	(366)	(1,034)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(1,224)	2,493	(12,603)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(197)	(166)	(453)
Unrealized gains (losses) on derivatives during period	3	6	4
Effect of changes in discount rate assumptions during period	5,780	(582)	17,384
Pension liability adjustment during period	23	35	165
Total other comprehensive income (loss) before income taxes	3,616	1,420	3,463
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,074	511	1,481
Other comprehensive income (loss), net of income taxes	2,542	909	1,982
Total comprehensive income (loss)	$7,985	$5,568	$6,400
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2024	2023
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2024 and 2023, amortized cost $61,455 in 2024 and $67,807 in 2023)	$61,841	$69,578
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,634 in 2024 and $2,882 in 2023)	3,428	3,712
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2024 and $5 in 2023 (fair value $16,772 in 2024 and $19,657 in 2023)	15,966	17,819
Equity securities, at fair value	796	1,088
Commercial mortgage and other loans, net of allowance for credit losses of $355 in 2024 and $274 in 2023 (includes $8,693 in 2024 and $10,150 in 2023 of consolidated variable interest entities)	10,869	12,527
Other investments (includes $2,176 in 2024 and $2,381 in 2023 of consolidated variable interest entities)	5,958	4,530
Cash and cash equivalents	6,229	4,306
Total investments and cash	105,087	113,560
Receivables	779	848
Accrued investment income	710	731
Deferred policy acquisition costs	8,758	9,132
Property and equipment, at cost less accumulated depreciation	387	445
Other	1,845	2,008
Total assets	$117,566	$126,724
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$70,381	$83,718
Unpaid policy claims	381	261
Unearned premiums	1,286	1,451
Other policyholders’ funds	5,460	6,169
Total policy liabilities	77,508	91,599
Income taxes	573	154
Payables for return of cash collateral on loaned securities	2,037	1,503
Notes payable and lease obligations	7,498	7,364
Other	3,852	4,119
Total liabilities	91,468	104,739
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2024 and 2023; issued 1,356,763 shares in 2024 and 1,355,398 shares in 2023	136	136
Additional paid-in capital	2,894	2,771
Retained earnings	52,277	47,993
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,998)	(4,069)
Unrealized gains (losses) on fixed maturity securities	24	1,139
Unrealized gains (losses) on derivatives	(20)	(22)
Effect of changes in discount rate assumptions	2,006	(2,560)
Pension liability adjustment	10	(8)
Treasury stock, at average cost	(26,231)	(23,395)
Total shareholders’ equity	26,098	21,985
Total liabilities and shareholders’ equity	$117,566	$126,724
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$135	$2,529	$40,963	$(8,411)	$(18,185)	$17,031
Net earnings	0	0	4,418	0	0	4,418
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(1,579)	0	(1,579)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(10,304)	0	(10,304)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	3	0	3
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	13,732	0	13,732
Pension liability adjustment during period, net of income taxes	0	0	0	130	0	130
Dividends to shareholders (1) ($1.62 per share)	0	0	(1,014)	0	0	(1,014)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	62	0	0	0	62
Purchases of treasury stock	0	0	0	0	(2,425)	(2,425)
Treasury stock reissued	0	38	0	0	36	74
Balance at December 31, 2022	135	2,641	44,367	(6,429)	(20,574)	20,140
Net earnings	0	0	4,659	0	0	4,659
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(505)	0	(505)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,841	0	1,841
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	5	0	5
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(460)	0	(460)
Pension liability adjustment during period, net of income taxes	0	0	0	28	0	28
Dividends to shareholders (1) ($1.76 per share)	0	0	(1,033)	0	0	(1,033)
Exercise of stock options	0	13	0	0	0	13
Share-based compensation	1	74	0	0	0	75
Purchases of treasury stock	0	0	0	0	(2,854)	(2,854)
Treasury stock reissued	0	43	0	0	33	76
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
Net earnings	0	0	5,443	0	0	5,443
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(929)	0	(929)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,115)	0	(1,115)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	4,566	0	4,566
Pension liability adjustment during period, net of income taxes	0	0	0	18	0	18
Dividends to shareholders (1) ($2.08 per share)	0	0	(1,159)	0	0	(1,159)
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	65	0	0	0	65
Purchases of treasury stock	0	0	0	0	(2,868)	(2,868)
Treasury stock reissued	0	49	0	0	32	81
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2024	2023	2022
Cash flows from operating activities:
Net earnings	$5,443	$4,659	$4,418
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	51	(133)	5
Capitalization of deferred policy acquisition costs	(1,056)	(1,086)	(1,054)
Amortization of deferred policy acquisition costs	851	816	792
Increase in policy liabilities	(302)	(552)	726
Change in income tax liabilities	(393)	(967)	(509)
Net investment (gains) losses	(1,271)	(590)	(363)
Other, net	(616)	1,043	(136)
Net cash provided (used) by operating activities	2,707	3,190	3,879
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	7,205	3,811	4,418
Equity securities	782	404	570
Held-to-maturity fixed maturity securities	3	3	3
Commercial mortgage and other loans	2,435	1,641	2,190
Costs of investments acquired:
Available-for-sale fixed maturity securities	(5,542)	(2,801)	(3,514)
Equity securities	(411)	(357)	(461)
Commercial mortgage and other loans	(1,376)	(996)	(3,897)
Other investments, net	(972)	(417)	(227)
Settlement of derivatives, net	(184)	79	(61)
Cash received (pledged or returned) as collateral, net	780	(401)	(673)
Other, net	61	(149)	112
Net cash provided (used) by investing activities	2,781	817	(1,540)
Cash flows from financing activities:
Purchases of treasury stock	(2,800)	(2,801)	(2,401)
Proceeds from borrowings	823	204	1,277
Principal payments under debt obligations	(194)	0	(1,416)
Dividends paid to shareholders	(1,087)	(966)	(979)
Change in investment-type contracts, net	(214)	(160)	(83)
Treasury stock reissued	14	17	17
Other, net	(28)	(17)	34
Net cash provided (used) by financing activities	(3,486)	(3,723)	(3,551)
Effect of exchange rate changes on cash and cash equivalents	(79)	79	104
Net change in cash and cash equivalents	1,923	363	(1,108)
Cash and cash equivalents, beginning of period	4,306	3,943	5,051
Cash and cash equivalents, end of period	$6,229	$4,306	$3,943
Supplemental disclosures of cash flow information:
Income taxes paid	$1,367	$1,569	$961
Interest paid	180	185	211
Noncash interest	17	10	14
Noncash real estate acquired in satisfaction of debt	468	217	0
Noncash financing activities:
Lease obligations	33	75	102
Treasury stock issued for:
Associate stock bonus	20	17	14
Shareholder dividend reinvestment	41	37	37
Share-based compensation grants	6	5	6
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

Significant Accounting Policies

Foreign Currency Translation and Remeasurement: The functional currency of Aflac Japan is the Japanese yen. The Company translates its yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses, and cash flows are translated using average exchange rates for the period. The resulting currency translation adjustments are reported in accumulated other comprehensive income. The Company includes the foreign currency gains and losses resulting from the remeasurement of foreign currency and realized foreign currency exchange gains and losses in the net investment gains (losses) line item in the consolidated statements of earnings.

The Parent Company has designated a majority of its yen-denominated liabilities (yen-denominated notes payable and yen-denominated loans) as non-derivative hedges and foreign currency forwards and options as derivative hedges of the foreign currency exposure of the Parent Company's net investment in Aflac Japan. The gains or losses on hedging derivative instruments and the foreign currency transaction gains or losses on the non-derivative hedging instruments that are designated as, and are effective as, an economic hedge of the net investment in Aflac Japan are recorded as

Item 8. Financial Statements and Supplementary Data
unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

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

Advertising expense is reported as incurred in insurance and other expenses in the consolidated statements of earnings. For the years ended December 31, 2024, 2023 and 2022, advertising expense was $181 million, $188 million and $204 million, respectively.

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

All other fixed maturity debt securities are classified as available-for-sale and are carried at fair value. If the fair value is higher than the amortized cost for debt securities, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses on securities available-for-sale, less related deferred income taxes, are recorded in other comprehensive income and included in accumulated other comprehensive income.

Amortized cost of debt securities is based on the Company's purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of debt securities the

Item 8. Financial Statements and Supplementary Data
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

The Company has investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focus on determining if the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the VIE or (2) the right to receive benefits from the VIE. The Company is the primary beneficiary of certain VIEs, and therefore consolidates these entities in its financial statements. While the consolidated VIEs generally operate within a defined set of contractual terms, there are certain powers that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral; the ability to obtain the underlying collateral in the event of default; and, the ability to appoint or dismiss key parties in the structure. In particular, the Company's powers surrounding the underlying collateral were considered to be the most significant powers because these most significantly impact the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment and, in certain cases, to any unfunded commitment held in the VIE. Neither the Company nor any of its creditors have the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in the VIEs, unless there is an event of default. For those entities where the Company is the primary beneficiary, the consolidated entity's assets are segregated on the balance sheet by the caption "consolidated variable interest entities," and consist of fixed maturity securities, loan receivables, limited partnerships and derivative instruments.

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

Other investments include policy loans, limited partnerships, real estate owned (REO), and short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days. Limited partnerships are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its proportionate share of the investee's earnings or losses as a component of net investment income in its consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity and real estate. REO consists of property held-and-used for the production of income and property held-for-sale. REO is obtained through foreclosure or deed in lieu of foreclosure of certain of the Company's loan receivables. When held for the production of income, REO is recorded at fair value upon acquisition, which establishes the property’s initial cost basis. Thereafter, it is carried at cost less accumulated depreciation and written down to fair value for impairment losses.

Item 8. Financial Statements and Supplementary Data

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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
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

(In millions)	2024	2023
Property and equipment:
Land	$168	$168
Buildings	392	421
Equipment and furniture	478	510
Total property and equipment	1,038	1,099
Less accumulated depreciation	651	654
Net property and equipment	$387	$445

Depreciation and other amortization expenses, which are included in insurance and other expenses in the consolidated statements of earnings, were $40 million in 2024, compared with $39 million in 2023 and $45 million in 2022.

Goodwill: Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not recorded at fair value (e.g. income taxes, employee benefits). Goodwill is not amortized, but is tested for impairment at a level of a reporting unit at least annually, in the same reporting period each year. Goodwill is included in the other assets line item in the consolidated balance sheets and was $263 million at December 31, 2024, compared with $265 million at December 31, 2023. A significant majority of the goodwill balance is attributable to business combinations within the Aflac U.S. segment, which represents the reporting unit for goodwill impairment testing.

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

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense accreted on insurance reserves in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the difference between the liability balances calculated using the

Item 8. Financial Statements and Supplementary Data
locked-in discount rates and the updated discount rates is recognized in accumulated other comprehensive income (loss) (AOCI).

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

Unearned premiums consist of unearned premiums and advance premiums. Unearned premiums represent the portion of premium related to the unexpired coverage as of a balance sheet date and are deferred and recognized in net earned premiums when earned. Advance premiums consist primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-payment insurance products. Advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period.

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

Item 8. Financial Statements and Supplementary Data
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

In the U.S., each state has a guaranty association that supports insolvent insurers operating in those states. The Company's policy is to accrue assessments when the entity to which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. See Note 15 for further discussion of the guaranty fund assessments charged to the Company.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued amendments that add certain segment disclosures related to significant segment expenses and require that a public entity disclose the title and position of the Chief Operating Decision Maker (CODM) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

The Company adopted this guidance for the annual period beginning January 1, 2024. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations. See Note 2 for expanded disclosures required as a result of the amended guidance.

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

Item 8. Financial Statements and Supplementary Data
ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

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

Upon adoption, the Company adjusted opening equity for the Transition Date impacts to AOCI and retained earnings and adjusted prior periods then presented (years 2021 and 2022) following the updated standard. Based upon the modified retrospective transition method, the Transition Date impact from adoption resulted in a decrease in AOCI of approximately $18.6 billion and a decrease in retained earnings (RE) of approximately $0.3 billion.

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

ASU 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments that require enhanced income tax disclosures including (1) disclosure of specific categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

Item 8. Financial Statements and Supplementary Data
The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance has no impact on the Company’s financial position or results of operations. The Company is evaluating the impact of adoption on its disclosures.

ASU 2024-03 Income Statement (Topic 220) - Disaggregation of Income Statement Expenses

In November 2024, the FASB issued amendments that require disaggregated disclosure, in the notes to the financial statements, of specified information about certain costs and expenses including (1) the amounts of employee compensation, depreciation, and intangible asset amortization; (2) certain expense, gain, or loss amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses.

The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance has no impact on the Company’s financial position or results of operations. The Company is evaluating the impact of adoption on its disclosures.

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

The Company’s reportable segments are regularly reviewed by the Company's CODM, Senior Executive Vice President and Chief Financial Officer, in deciding how to allocate resources and in assessing performance. The Company's CODM reviews and approves the annual budget and operating forecast, which allocates resources to segments and serves as a key benchmark for tracking performance and accountability of each segment's operating results. The Company’s CODM evaluates the performance of the segments using, in comparison to the annual budget, operating forecast and historical results, a financial performance measure called pretax adjusted earnings and believes this financial performance measure to be vitally important for understanding the underlying profitability drivers and trends of the Company’s insurance business.
•Pretax adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that are outside management's control because they tend to be driven by general economic conditions and events or are related to infrequent activities not directly associated with insurance operations. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings.
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

Aflac Japan's adjusted revenues accounted for 55% of the Company's total adjusted revenues in 2024, compared with 60% in 2023 and 64% in 2022. The percentage of the Company's total assets attributable to Aflac Japan was 77% at December 31, 2024, compared with 80% at December 31, 2023.

Item 8. Financial Statements and Supplementary Data
Information regarding operations by reportable segment and Corporate and other for the years ended December 31 is presented in the following tables.

(In millions)	2024	2023	2022
Revenues:
Aflac Japan:
Net earned premiums (1)	$6,930	$8,047	$9,186
Adjusted net investment income	2,701	2,582	2,669
Other income	28	35	35
Total adjusted revenue Aflac Japan	9,659	10,664	11,890
Aflac U.S.:
Net earned premiums	5,829	5,675	5,570
Adjusted net investment income	847	820	755
Other income	63	128	161
Total adjusted revenue Aflac U.S.	6,739	6,623	6,486
Corporate and other (2)	1,007	460	267
Total adjusted revenues	17,405	17,747	18,643
Net investment gains (losses)	1,271	590	363
Reconciling items:
Amortized hedge costs	26	157	112
Amortized hedge income	(113)	(121)	(68)
Net interest (income) expense from derivatives associated with certain investment strategies	338	328	90
Total revenues	$18,927	$18,701	$19,140
(1) Includes a gain (loss) of $(81), $20 and $(42) in 2024, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $165, $343 and $91 in 2024, 2023 and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $164, $334 and $83 in 2024, 2023 and 2022, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

Item 8. Financial Statements and Supplementary Data

(In millions)	2024	2023	2022
Adjusted revenues:
Aflac Japan (1)	$9,659	$10,664	$11,890
Aflac U.S.	6,739	6,623	6,486
Corporate and other (2)	1,007	460	267
Total adjusted revenues	17,405	17,747	18,643
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	4,761	5,409	6,282
Reserve remeasurement (gains) losses	(444)	(96)	(91)
Total benefits and claims, net	4,317	5,313	6,191
Adjusted expenses:
Amortization of deferred policy acquisition costs	321	326	338
Insurance commissions	435	491	563
Insurance and other expenses	1,092	1,300	1,517
Total benefits and adjusted expenses Aflac Japan	6,165	7,430	8,609
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	2,821	2,715	2,679
Reserve remeasurement (gains) losses	(95)	(284)	(124)
Total benefits and claims, net	2,726	2,431	2,555
Adjusted expenses:
Amortization of deferred policy acquisition costs	530	490	455
Insurance commissions	563	561	553
Insurance and other expenses	1,501	1,640	1,564
Total benefits and adjusted expenses Aflac U.S.	5,320	5,122	5,127
Corporate and other	975	885	485
Total adjusted expenses	$12,460	$13,437	$14,221
Pretax earnings:
Aflac Japan (1)	$3,494	$3,234	$3,281
Aflac U.S.	1,419	1,501	1,359
Corporate and other (2)	32	(425)	(218)
Pretax adjusted earnings	4,945	4,310	4,422
Other income (loss)	(23)	39	0
Net investment gains (losses)	1,271	590	363
Reconciling items:
Amortized hedge costs	26	157	112
Amortized hedge income	(113)	(121)	(68)
Net interest (income) expense from derivatives associated with certain investment strategies	338	328	90
Impact of interest from derivatives associated with notes payable	(27)	(41)	(50)
Total earnings before income taxes	$6,417	$5,262	$4,869
Income taxes applicable to pretax adjusted earnings	$873	$577	$808
Effect of foreign currency translation on after-tax adjusted earnings	(103)	(113)	(262)
(1) Includes a gain (loss) of $(81), $20 and $(42) for 2024, 2023 and 2022, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $165, $343 and $91 in 2024, 2023 and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $164, $334 and $83 in 2024, 2023 and 2022, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

Item 8. Financial Statements and Supplementary Data
Internal Reinsurance: Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by Aflac Japan and is reported as a part of Corporate and other. Under these internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $568 million in 2024, $258 million in 2023 and $1 million in 2022 related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see Note 8.

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and remittances of earnings. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2024	2023	2022
Management fees	$69	$67	$61
Profit remittances	2,865	2,623	2,412
Total transfers from Aflac Japan	$2,934	$2,690	$2,473

Total Assets: The Company's total assets as of December 31 were as follows:

(In millions)	2024	2023
Assets:
Aflac Japan	$90,210	$101,541
Aflac U.S.	21,930	21,861
Corporate and other	5,426	3,322
Total assets	$117,566	$126,724

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of allowance for credit losses. Total receivables were $779 million and $848 million as of December 31, 2024 and 2023, respectively. The allowance for credit losses related to premiums receivable was $108 million and $92 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, $197 million, or 25.3% of total receivables, were related to Aflac Japan's operations, compared with $175 million, or 20.7%, at December 31, 2023.

Selected Foreign Currency Translation Items

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. For comparison, exchange effects for the current year were calculated using the yen/dollar exchange rate that was used in the prior year.

	2024	2023	2022
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	150.97	140.57	130.17
Yen percent strengthening (weakening)	(6.9)%	(7.4)%	(15.7)%
Exchange effect on pretax adjusted earnings (in millions)	$(125)	$(131)	$(318)

	2024	2023
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	158.18	141.83
Yen percent strengthening (weakening)	(10.3)%	(6.4)%
Exchange effect on total assets (in millions)	$(6,127)	$(3,984)
Exchange effect on total liabilities (in millions)	(9,624)	(6,936)
(1) Rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

Item 8. Financial Statements and Supplementary Data
3.     INVESTMENTS

Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2024	2023	2022
Fixed maturity securities	$2,894	$2,873	$2,926
Equity securities	24	28	31
Commercial mortgage and other loans	1,046	1,002	716
Other investments (1)	130	(70)	131
Short-term investments and cash equivalents	258	213	78
Gross investment income	4,352	4,046	3,882
Less investment expenses	236	235	226
Net investment income	$4,116	$3,811	$3,656
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $165, $343 and $91 in 2024, 2023, and 2022, respectively, is included as a reduction to net investment income. Tax credits on these investments of $164, $334, and $83 in 2024, 2023, and 2022, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings.

Item 8. Financial Statements and Supplementary Data
Investment Holdings

The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,409	$0	$465	$2,234	$17,640
Municipalities	869	0	65	79	855
Mortgage- and asset-backed securities	327	0	4	23	308
Public utilities	2,746	0	202	108	2,840
Sovereign and supranational	330	0	16	8	338
Banks/financial institutions	5,376	0	267	342	5,301
Other corporate	5,329	0	568	305	5,592
Total yen-denominated	34,386	0	1,587	3,099	32,874
U.S. dollar-denominated:
U.S. government and agencies	208	0	1	3	206
Municipalities	1,167	0	65	53	1,179
Mortgage- and asset-backed securities	2,987	0	302	34	3,255
Public utilities	3,938	0	418	151	4,205
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,271	0	420	36	3,655
Other corporate	18,050	0	2,493	752	19,791
Total U.S. dollar-denominated	29,678	0	3,720	1,029	32,369
Other currencies:
Other corporate	25	0	1	0	26
Total other currencies	25	0	1	0	26
Total securities available-for-sale	$64,089	$0	$5,308	$4,128	$65,269

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,067	$0	$1,040	$1,696	$22,411
Municipalities	968	0	115	58	1,025
Mortgage- and asset-backed securities	215	0	6	11	210
Public utilities	3,757	0	325	82	4,000
Sovereign and supranational	373	0	24	7	390
Banks/financial institutions	5,896	0	320	365	5,851
Other corporate	5,898	0	699	294	6,303
Total yen-denominated	40,174	0	2,529	2,513	40,190
U.S. dollar-denominated:
U.S. government and agencies	191	0	2	4	189
Municipalities	1,246	0	65	38	1,273
Mortgage- and asset-backed securities	2,748	0	184	56	2,876
Public utilities	3,346	0	360	114	3,592
Sovereign and supranational	122	0	33	8	147
Banks/financial institutions	2,676	0	359	51	2,984
Other corporate	20,186	0	2,518	665	22,039
Total U.S. dollar-denominated	30,515	0	3,521	936	33,100
Total securities available-for-sale	$70,689	$0	$6,050	$3,449	$73,290

	2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,311	$2	$15,309	$759	$9	$16,059
Municipalities	235	0	235	22	0	257
Public utilities	32	0	32	1	0	33
Sovereign and supranational	377	3	374	31	0	405
Other corporate	16	0	16	2	0	18
Total yen-denominated	15,971	5	15,966	815	9	16,772
Total securities held-to-maturity	$15,971	$5	$15,966	$815	$9	$16,772

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,085	$2	$17,083	$1,746	$0	$18,829
Municipalities	266	0	266	41	0	307
Public utilities	34	0	34	4	0	38
Sovereign and supranational	421	3	418	44	0	462
Other corporate	18	0	18	3	0	21
Total yen-denominated	17,824	5	17,819	1,838	0	19,657
Total securities held-to-maturity	$17,824	$5	$17,819	$1,838	$0	$19,657

	2024	2023
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$484	$751
U.S. dollar-denominated	312	252
Other currencies	0	85
Total equity securities	$796	$1,088

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2024 and 2023, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Item 8. Financial Statements and Supplementary Data
Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2024, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,369	$1,536
Due after one year through five years	7,522	8,424
Due after five years through 10 years	17,302	18,495
Due after 10 years	34,582	33,251
Mortgage- and asset-backed securities	3,314	3,563
Total fixed maturity securities available-for-sale	$64,089	$65,269
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	34	34
Due after five years through 10 years	8,516	9,045
Due after 10 years	7,416	7,693
Total fixed maturity securities held-to-maturity	$15,966	$16,772
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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2024			2023
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$33,822	$32,844	A+	$39,151	$40,222
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Item 8. Financial Statements and Supplementary Data
Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments for the years ended December 31 follows:

(In millions)	2024	2023	2022
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$80	$24	$93
Gross losses from sales	(634)	(61)	(78)
Foreign currency gains (losses)	806	204	442
Other investments:
Gross gains (losses) from sales and redemptions	7	33	10
Total sales and redemptions	259	200	467
Equity securities	140	88	(341)
Credit losses:
Fixed maturity securities held-to-maturity	0	1	0
Commercial mortgage and other loans	(207)	(146)	(18)
Impairment losses	(55)	0	(25)
Loan commitments	1	9	9
Reinsurance recoverables and other	5	(3)	(2)
Total credit losses	(256)	(139)	(36)
Derivatives and other:
Derivative gains (losses)	(363)	(531)	(1,151)
Foreign currency gains (losses)	1,491	972	1,424
Total derivatives and other	1,128	441	273
Total net investment gains (losses)	$1,271	$590	$363

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the year ended December 31, 2024, that relate to equity securities held at the December 31, 2024, reporting date were $118 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the year ended December 31, 2023, that relate to equity securities held at the December 31, 2023, reporting date were $63 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the year ended December 31, 2022, that relate to equity securities held at the December 31, 2022, reporting date were $340 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2024	2023	2022
Changes in unrealized gains (losses):
Fixed maturity securities, available-for-sale	$(1,421)	$2,327	$(13,056)
Total change in unrealized gains (losses)	$(1,421)	$2,327	$(13,056)

Item 8. Financial Statements and Supplementary Data
Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 was as follows:

(In millions)	2024	2023
Unrealized gains (losses) on securities available-for-sale	$1,180	$2,601
Deferred income taxes	(1,156)	(1,462)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$24	$1,139

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$106	$3	$59	$1	$47	$2
Japan government and agencies:
Yen-denominated	8,136	2,234	2,070	57	6,066	2,177
Municipalities:
U.S. dollar-denominated	666	53	67	3	599	50
Yen-denominated	341	79	96	2	245	77
Mortgage- and asset- backed securities:
U.S. dollar-denominated	567	34	173	2	394	32
Yen-denominated	196	23	12	0	184	23
Public utilities:
U.S. dollar-denominated	1,570	151	699	19	871	132
Yen-denominated	1,020	108	368	11	652	97
Sovereign and supranational:
Yen-denominated	47	8	0	0	47	8
Banks/financial institutions:
U.S. dollar-denominated	625	36	376	7	249	29
Yen-denominated	3,197	342	471	22	2,726	320
Other corporate:
U.S. dollar-denominated	6,097	752	2,036	59	4,061	693
Yen-denominated	1,733	305	289	14	1,444	291
Total	$24,301	$4,128	$6,716	$197	$17,585	$3,931

Item 8. Financial Statements and Supplementary Data

	2023
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$123	$4	$53	$1	$70	$3
Japan government and agencies:
Yen-denominated	8,393	1,696	1,657	303	6,736	1,393
Municipalities:
U.S. dollar-denominated	703	38	31	1	672	37
Yen-denominated	301	58	34	0	267	58
Mortgage- and asset- backed securities:
U.S. dollar-denominated	925	56	340	6	585	50
Yen-denominated	58	11	0	0	58	11
Public utilities:
U.S. dollar-denominated	1,120	114	228	4	892	110
Yen-denominated	1,028	82	444	13	584	69
Sovereign and supranational:
U.S. dollar-denominated	35	8	0	0	35	8
Yen-denominated	60	7	0	0	60	7
Banks/financial institutions:
U.S. dollar-denominated	655	51	159	4	496	47
Yen-denominated	3,673	365	186	4	3,487	361
Other corporate:
U.S. dollar-denominated	6,380	665	799	19	5,581	646
Yen-denominated	1,948	294	308	9	1,640	285
Total	$25,402	$3,449	$4,239	$364	$21,163	$3,085

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's available-for-sale securities have been primarily related to general market factors such as changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For available-for-sale securities in an unrealized loss position, the Company performs detailed analyses to identify whether the drivers of the decline in fair value are due to general market factors, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company's resources to the review and monitoring of securities with real credit-related concerns that could impact ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market-related, the Company performs a more focused review of the related issuers' specific credit profile.

For corporate issuers, the Company evaluates their assets and business profile, including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security it owns including seniority in the issuer's capital structure, covenant protections, or other relevant features. From these reviews, the Company evaluates the issuers' continued ability to service the Company's investment through payment of interest and principal.

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of December 31, 2024. Refer to the Allowance for Credit Losses section below for additional information.

As of December 31, 2024 and 2023, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The Company classifies its TREs, CMLs, MMLs, and other loans as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for credit losses.

The following table reflects the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

	2024		2023
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,361	12.1%	$1,807	14.1%
Retail	349	3.1	473	3.7
Apartments/Multi-Family	2,201	19.6	2,608	20.4
Industrial	117	1.1	157	1.2
Hospitality	556	5.0	814	6.4
Other	318	2.8	255	2.0
Total transitional real estate loans	4,902	43.7	6,114	47.8
Commercial mortgage loans:
Office	300	2.7	359	2.8
Retail	214	1.9	301	2.4
Apartments/Multi-Family	572	5.1	586	4.6
Industrial	436	3.9	463	3.6
Other	15	.1	0	.0
Total commercial mortgage loans	1,537	13.7	1,709	13.4
Middle market loans	4,423	39.4	4,677	36.5
Other loans	362	3.2	301	2.3
Total commercial mortgage and other loans	$11,224	100.0%	$12,801	100.0%
Allowance for credit losses	(355)		(274)
Total net commercial mortgage and other loans	$10,869		$12,527

CMLs and TREs are secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (13%) and Florida (10%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Item 8. Financial Statements and Supplementary Data
Transitional Real Estate Loans

TREs are relatively short-term floating rate commercial mortgage loans that are secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of December 31, 2024, the Company had $273 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of December 31, 2024, the Company had commitments of approximately $739 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of December 31, 2024, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

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

Item 8. Financial Statements and Supplementary Data
The following tables present as of December 31, 2024 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$314	$357	$36	$11	$718
60%-69.99%	0	116	500	599	18	390	1,623
70%-79.99%	0	14	903	660	24	58	1,659
80% or greater	0	0	259	271	104	268	902
Total	$0	$130	$1,976	$1,887	$182	$727	$4,902
Current-period gross writeoffs:	$0	$0	$0	$5	$0	$57	$62

Commercial Mortgage Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$32	$0	$266	$58	$920	$1,276	2.78
60%-69.99%	0	0	0	25	0	47	72	2.11
70%-79.99%	13	0	0	0	0	87	100	1.19
80% or greater	0	0	0	0	0	89	89	0.57
Total	$13	$32	$0	$291	$58	$1,143	$1,537	2.52
Weighted Average DSCR	1.21	2.62	0.00	3.16	2.52	2.37
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$19	$19

Middle Market Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$12	$27	$4	$84	$43	$95	$11	$276
BB	394	45	413	396	282	339	68	1,937
B	220	41	238	486	264	501	41	1,791
CCC	0	0	5	61	74	142	17	299
CC	0	0	13	0	0	24	5	42
C and lower	0	0	0	6	0	68	4	78
Total	$626	$113	$673	$1,033	$663	$1,169	$146	$4,423
Current-period gross writeoffs:	$0	$0	$0	$27	$0	$23	$0	$50

Other Loans
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$0	$82	$0	$0	$0	$0	$82
AA	0	0	8	3	0	0	0	11
BBB	130	66	0	0	0	0	0	196
BB	0	0	73	0	0	0	0	73
Total	$130	$66	$163	$3	$0	$0	$0	$362
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Item 8. Financial Statements and Supplementary Data
Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of December 31.

	2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,364	$195	$343	$538	$4,902	$378
Commercial mortgage loans	1,537	0	0	0	1,537	0
Middle market loans	4,295	63	65	128	4,423	108
Other loans	362	0	0	0	362	0
Total	$10,558	$258	$408	$666	$11,224	$486
(1) As of December 31, 2024, there were no loans that were 90 days or more past due that continued to accrue interest.

	2023
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$5,481	$108	$525	$633	$6,114	$633
Commercial mortgage loans	1,676	33	0	33	1,709	0
Middle market loans	4,592	0	85	85	4,677	85
Other loans	301	0	0	0	301	0
Total	$12,050	$141	$610	$751	$12,801	$718
(1) As of December 31, 2023, there were no loans that were 90 days or more past due that continued to accrue interest.

For the year ended December 31, 2024, the Company recognized $2 million of interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. For the years ended December 31, 2023 and 2022, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $140 million and $160 million had no credit loss allowance as of December 31, 2024 and December 31, 2023, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of December 31, 2024, MMLs with an amortized cost of $5 million were on nonaccrual status without an allowance for credit losses. As of December 31, 2023, there were no MMLs on nonaccrual status without an allowance for credit losses.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during 2024 and 2023. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded.

Loans that have both been modified and are paid or written off during the period, resulting in an amortized cost balance of zero at the end of the period, are not included in the disclosures below.

Item 8. Financial Statements and Supplementary Data
The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty and the financial effect of the modifications, disaggregated by loan classification and type of modification, for the year ended December 31.

2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays	$125	2.7%	Delay in payments of 24 months on average
Other-than-insignificant payment delays and interest rate reduction	278	5.9	Delay in payments of 44 months on average and reduction in the weighted-average contractual interest rate from 8.0% to 6.6%
Other-than-insignificant payment delays, principal forgiveness and interest rate reduction	81	1.7	Delay in payments of 33 months on average, $1.3 million of principal forgiven, and reduction in the weighted-average contractual interest rate from 8.2% to 7.3%
(1) Net of allowance for credit losses

Additionally, an immaterial percentage of MMLs with an amortized cost of $15 million were modified in the form of interest rate reductions and maturity extensions during the year ended December 31, 2024.

Loan modifications to borrowers experiencing financial difficulty for the year ended December 31, 2023, were immaterial.

The following table presents an aging of loans that received modifications in the 12 months preceding the period presented, at amortized cost.

	December 31, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due
Transitional real estate loans	$403	$81	$0
Middle market loans	15	0	0
Total	$418	$81	$0

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of December 31, 2024, and subsequently defaulted in the year ended December 31, 2024, were immaterial. There were no modified loans to borrowers experiencing financial difficulties in the past 12 months, as of December 31, 2023, that subsequently defaulted in the year ended December 31, 2023.

As of December 31, 2024, the Company had $14 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification.

Item 8. Financial Statements and Supplementary Data
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

The credit allowance for held-to-maturity securities and loan receivables is estimated using a probability-of-default (PD) / loss-given-default (LGD) method, discounted for the time value of money. For held-to-maturity securities, available-for-sale securities and loan receivables, the Company includes the change in present value due to the passage of time in the change in the allowance for credit losses. The Company’s methodology for estimating credit losses utilizes the contractual maturity date of the financial asset, adjusted when necessary to reflect the expected timing of repayment (such as prepayment options, renewal options, call options, or extension options). The Company applies reasonable and supportable forecasts of macroeconomic variables that impact the determination of PD / LGD over a two-year period for held-to-maturity securities and MMLs. The Company reverts to historical loss information over one year, following the two-year forecast period. For the CML and TRE portfolio, the Company applies reasonable and supportable forecasts of macroeconomic variables as well as national and local real-estate market factors to estimate future credit losses where the market factors revert back to historical levels over time with the period being dependent on current market conditions, projected market conditions and difference in the current and historical market levels for each factor. The Company continuously monitors the estimation methodology, due to changes in portfolio composition, changes in underwriting practices and significant events or conditions and makes adjustments as necessary.

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $15.2 billion amortized cost as of December 31, 2024 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

When determining the Company's intention to sell a security prior to recovery of its amortized cost basis, the Company evaluates facts and circumstances such as, but not limited to, future cash flow needs, decisions to reposition its security portfolio, and risk profile of individual investment holdings. The Company performs ongoing analyses of its liquidity needs, which includes cash flow testing of its policy liabilities, debt maturities, projected dividend payments, and other cash flow and liquidity needs.

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

Item 8. Financial Statements and Supplementary Data
The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(31)	$(8)	$0	$(213)
(Addition to) release of allowance for credit losses	14	1	(39)	7	0	0	(17)
Writeoffs, net of recoveries	0	0	6	0	0	0	6
Change in foreign exchange	0	0	0	0	1	0	1
Balance at December 31, 2022	(54)	(9)	(129)	(24)	(7)	0	(223)
(Addition to) release of allowance for credit losses (1)	(124)	(7)	(17)	8	1	0	(139)
Writeoffs, net of recoveries	66	0	0	0	0	0	66
Change in foreign exchange	0	0	0	0	1	0	1
Balance at December 31, 2023	(112)	(16)	(146)	(16)	(5)	0	(295)
(Addition to) release of allowance for credit losses	(148)	(17)	(44)	(1)	0	0	(210)
Writeoffs, net of recoveries	61	19	50	0	0	0	130
Change in foreign exchange	0	0	0	0	0	0	0
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(1) Includes an allowance for credit losses of $4 recognized on financial assets accounted for as purchased financial assets with credit deterioration that is not recorded in earnings upon recognition.

As of December 31, 2024, the Company identified TREs with an amortized cost of $390 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of December 31, 2024, the Company established a credit allowance of $57 million related to these loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2024	2023
Other investments:
Policy loans	$203	$214
Short-term investments (1)	1,599	1,304
Limited partnerships (2)	3,435	2,750
Real estate owned	682	227
Other	39	35
Total other investments	$5,958	$4,530
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

REO consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of December 31, 2024, all REO was classified as held-and-used for the production of income and is carried at cost less accumulated depreciation. As of December 31, 2023, $210 million of REO was classified as held-and-used with the remaining $17 million classified as held-for-sale, which is carried at the lower of depreciated cost or fair value less cost to sell and is not further depreciated once classified as such. Depreciation expense was $13 million and an immaterial amount for the years ended December 31, 2024 and 2023, respectively. Additionally, as of December 31, 2024 and 2023, accumulated depreciation was $14 million and an immaterial amount, respectively.

Item 8. Financial Statements and Supplementary Data
The Company had $2.8 billion and $2.3 billion in outstanding commitments to fund investments in limited partnerships, which includes $2.1 billion and $2.0 billion of unfunded commitments related to VIEs that are non-consolidated as of December 31, 2024 and 2023, respectively.

Variable Interest Entities (VIEs)

In the normal course of its activities, the Company invests in legal entities that are VIEs. The Company's variable interests in VIEs are limited to the debt and equity instruments issued by them. With the exception of commitments to limited partnerships and to certain loan investments made in the normal course of business, the Company has not provided any direct or contingent obligations to fund the limited activities of these VIEs, or support related to the limited activities of these VIEs and does not have any intention to do so in the future, nor has it provided any direct or indirect financial guarantees.

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

Investments in Consolidated Variable Interest Entities

(In millions)	2024	2023
Assets:
Fixed maturity securities, available-for-sale	$3,428	$3,712
Commercial mortgage and other loans	8,693	10,150
Other investments (1)	2,176	2,381
Other assets (2)	53	55
Total assets of consolidated VIEs	$14,350	$16,298
Liabilities:
Other liabilities (2)	$604	$507
Total liabilities of consolidated VIEs	$604	$507
(1) Consists entirely of alternative investments in limited partnerships, which represent VIEs where the Company is not the primary beneficiary and, therefore, are not consolidated
(2) Consists entirely of derivatives

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

Item 8. Financial Statements and Supplementary Data
Investments in Unit Trust Structures

The Company also utilizes unit trust structures in its Aflac Japan segment to invest in various asset classes, which include CMLs, MMLs, TREs, other loans and limited partnerships. As the sole investor of these VIEs, the Company is required to consolidate these trusts under U.S. GAAP. The limited partnership investments are comprised of private equity and real estate funds. The Company's loss exposure to these VIEs is limited to its original investments, together with any unfunded portion of the Company's commitments made in the normal course of business to fund certain loan investments and limited partnership investments, as described in the Commercial Mortgage and Other Loans and Other Investments sections of this note. Excluding these commitments, the Company does not provide financial or other support to consolidated VIEs.

VIEs - Not Consolidated

The table below reflects the carrying value and balance sheet caption in which the Company's investments in VIEs that are not consolidated are reported as of December 31.

Investments in Variable Interest Entities Not Consolidated

(In millions)	2024	2023
Assets:
Fixed maturity securities, available-for-sale	$6,243	$6,424
Other investments (1)	1,124	369
Total investments in VIEs not consolidated	$7,367	$6,793
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

Securities Lending and Pledged Securities

The Company lends fixed maturity securities and, from time to time, public equity securities to financial institutions in short-term securities lending transactions. These short-term securities lending arrangements increase investment income with minimal risk. The Company receives cash or other securities as collateral for such loans. The Company's securities lending policy requires that the fair value of the securities received as collateral be 102% or more of the fair value of the loaned securities and that unrestricted cash received as collateral be 100% or more of the fair value of the loaned securities. The securities loaned continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans where the Company receives as collateral securities that the Company is not permitted to sell or repledge, the collateral is not reflected in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
Details of collateral by loaned security type and remaining maturity of the agreements as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	2024			2023
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,027	$1,027	$0	$737	$737
Public utilities	34	0	34	19	0	19
Banks/financial institutions	193	0	193	72	0	72
Other corporate	783	0	783	675	0	675
Total borrowings	$1,010	$1,027	$2,037	$766	$737	$1,503
Gross amount of recognized liabilities for securities lending transactions			$2,037			$1,503
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $3.0 billion and $4.3 billion at December 31, 2024, and 2023, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2024 and 2023, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2024, debt securities with a fair value of $20 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

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

	2024			2023
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$6	$18	$0	$4
Total cash flow hedges	18	0	6	18	0	4
Fair value hedges:
Foreign currency options	0	0	0	2,158	0	0
Total fair value hedges	0	0	0	2,158	0	0
Net investment hedge:
Foreign currency forwards	1,809	185	0	2,611	179	27
Foreign currency options	0	0	0	456	0	0
Total net investment hedge	1,809	185	0	3,067	179	27
Non-qualifying strategies:
Foreign currency swaps	450	2	0	1,200	31	0
Foreign currency swaps - VIE	3,042	53	598	3,417	55	503
Foreign currency forwards	0	0	0	7,402	59	477
Foreign currency options	24,195	0	0	22,557	2	0
Interest rate swaps	17,230	0	329	17,230	11	419
Total non-qualifying strategies	44,917	55	927	51,806	158	1,399
Total derivatives	$46,744	$240	$933	$57,049	$337	$1,430

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31. The Company had no fair value hedges during the year ended December 31, 2024.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
2023:
Foreign currency options	Fixed maturity securities	$(65)	$(65)	$0	$0	$0
Total gains (losses)		$(65)	$(65)	$0	$0	$0
2022:
Foreign currency options	Fixed maturity securities	(18)	(18)	0	0	0
Total gains (losses)		$(18)	$(18)	$0	$0	$0
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

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of December 31, 2024 and 2023; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2024	2023	2024	2023
Fixed maturity securities	$1,294	$1,692	$137	$164
(1) The balance includes hedging adjustment on discontinued hedging relationships of $137 in 2024 and $164 in 2023.

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

The Company's net investment hedge was effective during the years ended December 31, 2024, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data
Non-qualifying Strategies
For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings in net investment gains (losses). The amount of gain or loss recognized in earnings for the Company's VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded in current period earnings, the change in value of the available-for-sale fixed maturity securities associated with these swaps is recorded in other comprehensive income.
As of December 31, 2024, the Parent Company had $450 million notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. Changes in the values of these swaps are recorded in current period earnings.
The Company uses foreign currency forwards and options to economically mitigate the currency risk of some of its U.S. dollar-denominated loan receivables and U.S. government fixed maturity securities held in the Aflac Japan segment. These arrangements are not designated as accounting hedges, as the foreign currency remeasurement of the loan receivables impacts current period earnings, and substantially offsets gains and losses from foreign currency forwards within net investment gains (losses). The Company also has certain foreign currency forwards on U.S. dollar-denominated available-for-sale securities where hedge accounting is not being applied.

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

	2024				2023				2022
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(4)		$2	$(1)	$(4)		$5	$(1)	$(4)		$4
Total cash flow hedges	(1)	(4)	(1)	2	(1)	(4)	(1)	5	(1)	(4)	(1)	4
Fair value hedges:
Foreign currency options		0				(65)				(18)
Interest rate swaptions (2)	(1)	0		1	(1)	0		1	0	0		0
Total fair value hedges	(1)	0		1	(1)	(65)		1	0	(18)		0
Net investment hedge:
Non-derivative hedging instruments		0		426		0		257		0		371
Foreign currency forwards		138		258		234		313		(80)		673
Foreign currency options		0		0		(5)		0		(1)		0
Total net investment hedge		138		684		229		570		(81)		1,044
Non-qualifying strategies:
Foreign currency swaps		2				4				159
Foreign currency swaps - VIE		(215)				(201)				9
Foreign currency forwards		17				(349)				(650)
Foreign currency options		(107)				(53)				0
Interest rate swaps		(194)				(88)				(546)
Interest rate swaptions		0				0				1
Forward bond purchase commitment - VIE		0				(4)				(21)
Total non-qualifying strategies		(497)				(691)				(1,048)
Total	$(2)	$(363)		$687	$(2)	$(531)		$576	$(1)	$(1,151)		$1,048
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2024, compared with $4 of losses during the years ended December 31, 2023 and 2022, respectively.
(2) Includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2024, compared with $1 of losses during the years ended December 31, 2023 and 2022, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

Item 8. Financial Statements and Supplementary Data
Interest expense/income on cash flow hedges are recorded in net investment income. For interest rate swaptions classified as fair value hedges, the change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into net investment income over its legal term. If the swaption is early terminated but the hedged item is still outstanding, the amortization of disposal amount of the swaptions is recorded in net investment income over the remaining life of the hedged items. Gains and losses on cash flow hedges and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses). Gains and losses on net investment hedges related to changes in foreign currency spot rates are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statements of comprehensive income (loss).

As of December 31, 2024, $4 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of December 31, 2024, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $804 million and $1.2 billion as of December 31, 2024 and 2023, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2024, the Company estimates that it would be required to post a maximum of $475 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Item 8. Financial Statements and Supplementary Data
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

Offsetting of Financial Assets and Derivative Assets

2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$187	$0	$187	$0	$(45)	$(135)	$7
Total derivative assets subject to a master netting agreement or offsetting arrangement	187	0	187	0	(45)	(135)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	53		53				53
Total derivative assets not subject to a master netting agreement or offsetting arrangement	53		53				53
Total derivative assets	240	0	240	0	(45)	(135)	60
Securities lending and similar arrangements	2,001	0	2,001	0	0	(2,001)	0
Total	$2,241	$0	$2,241	$0	$(45)	$(2,136)	$60

Item 8. Financial Statements and Supplementary Data

2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$271	$0	$271	$(85)	$(53)	$(130)	$3
OTC - cleared	11	0	11	(11)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	282	0	282	(96)	(53)	(130)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	55		55				55
Total derivative assets not subject to a master netting agreement or offsetting arrangement	55		55				55
Total derivative assets	337	0	337	(96)	(53)	(130)	58
Securities lending and similar arrangements	1,480	0	1,480	0	0	(1,480)	0
Total	$1,817	$0	$1,817	$(96)	$(53)	$(1,610)	$58

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - cleared	$329	$0	$329	$0	$0	$(329)	$0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	329	0	329	0	0	(329)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	604		604				604
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	604		604				604
Total derivative liabilities	933	0	933	0	0	(329)	604
Securities lending and similar arrangements	2,037	0	2,037	(2,001)	0	0	36
Total	$2,970	$0	$2,970	$(2,001)	$0	$(329)	$640

Item 8. Financial Statements and Supplementary Data

2023
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$504	$0	$504	$(85)	$(381)	$(37)	$1
OTC - cleared	419	0	419	(11)	(19)	(389)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	923	0	923	(96)	(400)	(426)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	507		507				507
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	507		507				507
Total derivative liabilities	1,430	0	1,430	(96)	(400)	(426)	508
Securities lending and similar arrangements	1,503	0	1,503	(1,480)	0	0	23
Total	$2,933	$0	$2,933	$(1,576)	$(400)	$(426)	$531

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

Item 8. Financial Statements and Supplementary Data
The following tables present the fair value hierarchy levels of the Company's assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31.

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$17,088	$758	$0	$17,846
Municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities	0	6,398	647	7,045
Sovereign and supranational	0	393	23	416
Banks/financial institutions	0	8,946	10	8,956
Other corporate	0	25,178	231	25,409
Total fixed maturity securities	17,088	46,114	2,067	65,269
Equity securities	639	0	157	796
Other investments	1,599	0	0	1,599
Cash and cash equivalents	6,229	0	0	6,229
Other assets:
Foreign currency swaps	0	55	0	55
Foreign currency forwards	0	185	0	185
Total other assets	0	240	0	240
Total assets	$25,555	$46,354	$2,224	$74,133
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$604	$0	$604
Interest rate swaps	0	329	0	329
Total liabilities	$0	$933	$0	$933

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$21,700	$900	$0	$22,600
Municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities	0	7,339	253	7,592
Sovereign and supranational	0	507	30	537
Banks/financial institutions	0	8,757	78	8,835
Other corporate	0	27,694	648	28,342
Total fixed maturity securities	21,700	49,809	1,781	73,290
Equity securities	840	0	248	1,088
Other investments	1,304	0	0	1,304
Cash and cash equivalents	4,306	0	0	4,306
Other assets:
Foreign currency swaps	0	86	0	86
Foreign currency forwards	0	238	0	238
Foreign currency options	0	2	0	2
Interest rate swaps	0	11	0	11
Total other assets	0	337	0	337
Total assets	$28,150	$50,146	$2,029	$80,325
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$507	$0	$507
Foreign currency forwards	0	504	0	504
Interest rate swaps	0	419	0	419
Total liabilities	$0	$1,430	$0	$1,430

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,309	$15,916	$143	$0	$16,059
Municipalities	235	0	257	0	257
Public utilities	32	0	33	0	33
Sovereign and supranational	374	0	405	0	405
Other corporate	16	0	18	0	18
Commercial mortgage and other loans	10,869	0	0	10,653	10,653
Other investments (1)	39	0	39	0	39
Total assets	$26,874	$15,916	$895	$10,653	$27,464
Liabilities:
Other policyholders’ funds	$5,460	$0	$0	$5,389	$5,389
Notes payable (excluding leases)	7,402	0	6,352	675	7,027
Total liabilities	$12,862	$0	$6,352	$6,064	$12,416
(1) Excludes policy loans of $203, equity method investments of $3,435, and REO of $682, at carrying value.

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$17,083	$18,662	$167	$0	$18,829
Municipalities	266	0	307	0	307
Public utilities	34	0	38	0	38
Sovereign and supranational	418	0	462	0	462
Other corporate	18	0	21	0	21
Commercial mortgage and other loans	12,527	0	0	12,217	12,217
Other investments (1)	35	0	35	0	35
Total assets	$30,381	$18,662	$1,030	$12,217	$31,909
Liabilities:
Other policyholders’ funds	$6,169	$0	$0	$6,080	$6,080
Notes payable (excluding leases)	7,240	0	6,178	752	6,930
Total liabilities	$13,409	$0	$6,178	$6,832	$13,010
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

Item 8. Financial Statements and Supplementary Data
The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,088	$446	$0	$17,534
Internal	0	312	0	312
Total government and agencies	17,088	758	0	17,846
Municipalities:
Third-party pricing vendor	0	1,791	0	1,791
Internal	0	243	0	243
Total municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,352	0	2,352
Internal	0	55	37	92
Broker/other	0	0	1,119	1,119
Total mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities:
Third-party pricing vendor	0	3,628	0	3,628
Internal	0	2,770	0	2,770
Broker/other	0	0	647	647
Total public utilities	0	6,398	647	7,045
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	315	0	315
Broker/other	0	0	23	23
Total sovereign and supranational	0	393	23	416
Banks/financial institutions:
Third-party pricing vendor	0	4,975	0	4,975
Internal	0	3,971	5	3,976
Broker/other	0	0	5	5
Total banks/financial institutions	0	8,946	10	8,956
Other corporate:
Third-party pricing vendor	0	20,051	0	20,051
Internal	0	5,127	116	5,243
Broker/other	0	0	115	115
Total other corporate	0	25,178	231	25,409
Total securities available-for-sale	$17,088	$46,114	$2,067	$65,269
Equity securities, carried at fair value:
Third-party pricing vendor	$639	$0	$0	$639
Internal	0	0	26	26
Broker/other	0	0	131	131
Total equity securities	$639	$0	$157	$796

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,916	$143	$0	$16,059
Total government and agencies	15,916	143	0	16,059
Municipalities:
Third-party pricing vendor	0	257	0	257
Total municipalities	0	257	0	257
Public utilities:
Third-party pricing vendor	0	33	0	33
Total public utilities	0	33	0	33
Sovereign and supranational:
Third-party pricing vendor	0	198	0	198
Internal	0	207	0	207
Total sovereign and supranational	0	405	0	405
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$15,916	$856	$0	$16,772

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$21,692	$808	$0	$22,500
Internal	0	60	0	60
Broker/other	8	32	0	40
Total government and agencies	21,700	900	0	22,600
Municipalities:
Third-party pricing vendor	0	1,426	0	1,426
Internal	0	256	0	256
Broker/other	0	616	0	616
Total municipalities	0	2,298	0	2,298
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,277	0	2,277
Internal	0	27	105	132
Broker/other	0	10	667	677
Total mortgage- and asset-backed securities	0	2,314	772	3,086
Public utilities:
Third-party pricing vendor	0	4,570	0	4,570
Internal	0	2,677	0	2,677
Broker/other	0	92	253	345
Total public utilities	0	7,339	253	7,592
Sovereign and supranational:
Third-party pricing vendor	0	118	0	118
Internal	0	330	0	330
Broker/other	0	59	30	89
Total sovereign and supranational	0	507	30	537
Banks/financial institutions:
Third-party pricing vendor	0	5,085	0	5,085
Internal	0	3,008	69	3,077
Broker/other	0	664	9	673
Total banks/financial institutions	0	8,757	78	8,835
Other corporate:
Third-party pricing vendor	0	18,088	4	18,092
Internal	0	4,210	230	4,440
Broker/other	0	5,396	414	5,810
Total other corporate	0	27,694	648	28,342
Total securities available-for-sale	$21,700	$49,809	$1,781	$73,290
Equity securities, carried at fair value:
Third-party pricing vendor	$800	$0	$0	$800
Internal	0	0	216	216
Broker/other	40	0	32	72
Total equity securities	$840	$0	$248	$1,088

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$18,662	$167	$0	$18,829
Total government and agencies	18,662	167	0	18,829
Municipalities:
Third-party pricing vendor	0	307	0	307
Total municipalities	0	307	0	307
Public utilities:
Third-party pricing vendor	0	38	0	38
Total public utilities	0	38	0	38
Sovereign and supranational:
Third-party pricing vendor	0	226	0	226
Internal	0	236	0	236
Total sovereign and supranational	0	462	0	462
Other corporate:
Third-party pricing vendor	0	21	0	21
Total other corporate	0	21	0	21
Total securities held-to-maturity	$18,662	$995	$0	$19,657

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3 as of December 31.

2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	3	1	0	0	0	(9)	(5)
Unrealized gains (losses) included in other comprehensive income (loss)	2	(19)	(3)	(9)	(1)	0	(30)
Purchases, issuances, sales and settlements:
Purchases	377	179	0	9	193	3	761
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(93)	(33)	(4)	(9)	(4)	(84)	(227)
Transfers into Level 3	205	499	0	0	5	0	709
Transfers out of Level 3	(110)	(233)	0	(59)	(610)	0	(1,012)
Balance, end of period	$1,156	$647	$23	$10	$231	$157	$2,224
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$2	$0	$0	$0	$0	$(10)	$(8)

2023
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$343	$497	$37	$159	$742	$209	$1,987
Net investment gains (losses) included in earnings	0	0	0	0	0	35	35
Unrealized gains (losses) included in other comprehensive income (loss)	1	(2)	(3)	10	17	0	23
Purchases, issuances, sales and settlements:
Purchases	430	46	0	0	183	10	669
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(154)	(17)	(4)	(7)	(4)	0	(186)
Transfers into Level 3	155	18	0	3	39	0	215
Transfers out of Level 3	(3)	(289)	0	(87)	(329)	(6)	(714)
Balance, end of period	$772	$253	$30	$78	$648	$248	$2,029
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$40	$40

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

2024
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$1,156	Consensus pricing	Offered quotes	84.08	-	104.60	(a)	99.07
Public utilities	647	Discounted cash flow	Credit spreads	100 bps	-	375 bps	(c)	162 bps
Sovereign and supranational	23	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	10	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	231	Discounted cash flow	Credit spreads	91 bps	-	294 bps	(c)	173 bps
Equity securities	157	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,224
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

	2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance, beginning of year	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	300	103	36	4	141	129	165	89	12	77	0	1,056
Amortization expense	(184)	(100)	(34)	(3)	(143)	(118)	(153)	(73)	(12)	(30)	(1)	(851)
Foreign currency translation and other	(311)	(211)	(52)	(5)	0	0	0	0	0	0	0	(579)
Balance, end of year	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758

	2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance, beginning of year	$3,035	$2,161	$525	$55	$904	$613	$1,304	$418	$88	$135	$1	$9,239
Capitalization	317	123	33	8	151	125	173	84	10	61	1	1,086
Amortization expense	(184)	(105)	(34)	(3)	(138)	(113)	(141)	(66)	(12)	(24)	4	(816)
Foreign currency translation and other	(197)	(138)	(33)	(4)	0	0	0	0	0	0	(5)	(377)
Balance, end of year	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132

Commissions deferred as a percentage of total acquisition costs deferred were 69% in 2024, compared with 67% in 2023 and 68% in 2022.

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Item 8. Financial Statements and Supplementary Data
Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments or methods used to determine amortization amounts during 2024 and 2023. The Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits during 2024 and 2023. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern. See Note 1 for additional information on deferred policy acquisition costs.

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

Item 8. Financial Statements and Supplementary Data

	2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	(625)	(154)	(190)	(19)	65	(47)	(106)	(21)	(17)	(5)	(8)
Effect of actual variances from expected experience	(71)	(164)	(97)	(14)	66	12	(100)	21	(12)	(29)	13
Adjusted beginning of period balance	15,756	13,722	5,971	1,036	2,761	1,703	4,210	1,193	188	875	277
Issuances	983	361	478	16	307	364	543	231	52	226	592
Interest accrual	378	302	110	17	106	66	173	46	9	37	25
Net premiums collected (1)	(1,453)	(1,135)	(862)	(101)	(479)	(401)	(578)	(244)	(39)	(157)	(53)
Foreign currency translation	(1,655)	(1,405)	(613)	(104)	0	0	0	0	0	0	0
Other	(1)	0	0	0	(8)	(6)	(8)	(5)	(1)	(5)	(17)
Ending balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in discount rate assumptions	176	(28)	72	(18)	(190)	(91)	(439)	(99)	(13)	(67)	2
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	(815)	(228)	(302)	(7)	109	(73)	(112)	(31)	(28)	(3)	(12)
Effect of actual variances from expected experience	(117)	(193)	(110)	(24)	91	(16)	(144)	21	(16)	(43)	(7)
Adjusted beginning of period balance	42,694	24,602	29,844	5,413	3,502	2,452	11,864	2,066	462	1,925	750
Issuances	1,004	373	488	22	311	381	559	237	55	231	597
Interest accrual	1,356	570	582	93	133	98	515	84	20	78	50
Benefit payments	(2,773)	(1,033)	(1,510)	(208)	(560)	(465)	(925)	(314)	(60)	(108)	(104)
Foreign currency translation	(4,425)	(2,555)	(3,074)	(555)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in discount rate assumptions	2,925	(1,351)	(2,065)	(540)	(259)	(136)	(1,312)	(176)	(36)	(279)	(5)
Balance at December 31, 2024	40,781	20,606	24,265	4,225	3,127	2,330	10,701	1,897	441	1,847	1,288
Net liability for future policy benefits	26,597	8,789	19,109	3,379	630	695	6,800	775	245	938	462
Less: reinsurance recoverable	5,085	1,245	0	0	0	0	0	0	0	18	0
Net liability for future policy benefits after reinsurance recoverable	$21,512	$7,544	$19,109	$3,379	$630	$695	$6,800	$775	$245	$920	$462
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

Item 8. Financial Statements and Supplementary Data

	2023
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2022	$19,298	$16,714	$7,485	$1,256	$2,534	$1,635	$4,486	$1,220	$211	$724	$110
Beginning balance at original discount rate	18,221	16,195	7,284	1,242	2,760	1,775	5,050	1,365	231	799	118
Effect of changes in cash flow assumptions	(165)	(470)	43	(12)	(16)	(51)	(494)	(142)	(9)	61	(9)
Effect of actual variances from expected experience	(315)	(137)	(42)	(15)	(58)	(29)	(223)	(73)	(17)	(25)	(2)
Adjusted beginning of period balance	17,741	15,588	7,285	1,215	2,686	1,695	4,333	1,150	205	835	107
Issuances	1,034	418	335	26	323	376	493	249	44	181	169
Interest accrual	412	334	124	20	102	62	179	45	8	31	6
Net premiums collected (1)	(1,564)	(1,261)	(1,017)	(112)	(473)	(390)	(580)	(247)	(39)	(137)	(17)
Foreign currency translation	(1,170)	(1,038)	(469)	(80)	0	0	0	0	0	0	0
Other	(1)	(1)	0	0	(8)	(5)	(9)	(4)	(1)	(1)	7
Ending balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in discount rate assumptions	1,057	657	230	19	(142)	(86)	(342)	(86)	(11)	(56)	5
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Present value of expected future policy benefits:
Balance at December 31, 2022	$54,766	$27,419	$31,954	$5,582	$3,098	$2,445	$11,489	$2,074	$488	$1,526	$622
Beginning balance at original discount rate	47,677	27,566	32,800	5,940	3,391	2,636	12,846	2,300	532	1,778	624
Effect of changes in cash flow assumptions	(147)	(507)	65	(27)	(11)	(59)	(592)	(194)	(14)	72	(13)
Effect of actual variances from expected experience	(385)	(154)	(51)	(15)	(75)	(59)	(271)	(99)	(22)	(32)	(4)
Adjusted beginning of period balance	47,145	26,905	32,814	5,898	3,305	2,518	11,983	2,007	496	1,818	607
Issuances	1,059	432	341	32	331	392	505	258	46	185	169
Interest accrual	1,473	608	625	100	127	96	524	84	21	68	33
Benefit payments	(2,987)	(1,153)	(1,415)	(206)	(464)	(465)	(893)	(274)	(59)	(105)	(48)
Foreign currency translation	(3,064)	(1,769)	(2,109)	(380)	0	0	0	0	0	0	0
Other	0	0	0	0	3	0	1	1	2	5	8
Ending balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in discount rate assumptions	6,535	234	(525)	(266)	(193)	(119)	(830)	(133)	(28)	(207)	29
Balance at December 31, 2023	50,161	25,257	29,731	5,178	3,109	2,422	11,290	1,943	478	1,764	798
Net liability for future policy benefits	32,652	10,560	23,243	4,090	621	770	7,216	836	272	911	521
Less: reinsurance recoverable	4,135	1,521	0	0	0	0	0	0	0	15	0
Net liability for future policy benefits after reinsurance recoverable	$28,517	$9,039	$23,243	$4,090	$621	$770	$7,216	$836	$272	$896	$521
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

2024
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	4.0%	4.3%	4.6%	4.5%	4.3%	3.8%	5.4%
Weighted-average interest, current discount rate (1)	2.2%	2.8%	2.1%	2.5%	5.3%	5.2%	5.3%	5.3%	5.3%	5.3%	5.3%
Weighted-average liability duration (years)	12.6	23.5	16.1	16.7	7.7	5.6	11.1	9.0	7.6	13.5	9.1
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

(In millions)	2024	2023
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$26,597	$32,652
Medical and other health	8,789	10,560
Life insurance	19,109	23,243
Other	3,379	4,090
Aflac U.S.
Accident	630	621
Disability	695	770
Critical care	6,800	7,216
Hospital indemnity	775	836
Dental/vision	245	272
Life insurance	938	911
Other	462	521
Corporate and other	5,072	4,225
Deferred profit liability	1,844	1,806
Deferred reinsurance gain liability	806	1,012
Intercompany eliminations (1)	(5,760)	(5,017)
Total	$70,381	$83,718
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 for additional details.

Discount rates are determined using upper-medium grade (low credit risk) fixed-income instrument yields that reflect the duration characteristics of the liability. Locked-in discount rates are determined separately for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low credit risk) fixed-income instrument forward curves in the calendar year, where the weights are the annualized premiums issued for each month of the cohort. The single discount rate for each issue-year cohort is determined by solving for a rate that produces an equivalent NPR to the forward curve and will remain unchanged after the calendar year of issue.

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

There were no changes to the methods used to determine the discount rates during the years ended December 31, 2024 and 2023.

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

In 2024 and 2023, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments or methods used in measuring the liability for future policy benefits in 2024 and 2023.

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

(In millions)	2024	2023	2022
Net earned premiums:
Aflac Japan
Cancer	$3,545	$4,063	$4,716
Medical and other health	2,181	2,631	2,917
Life insurance	1,225	1,532	1,769
Other	134	149	161
Aflac U.S.
Accident	1,265	1,288	1,317
Disability	1,327	1,256	1,179
Critical care	1,763	1,749	1,758
Hospital indemnity	727	725	725
Dental/vision	202	214	199
Life insurance	565	475	396
Other	110	45	38
Corporate and other	680	400	145
Reinsurance ceded	(284)	(404)	(419)
Total	$13,440	$14,123	$14,901

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type for the years ended December 31.

(In millions)	2024	2023	2022
Interest expense:
Aflac Japan
Cancer	$978	$1,061	$1,140
Medical and other health	268	274	278
Life insurance	472	501	524
Other	76	80	84
Aflac U.S.
Accident	27	25	23
Disability	32	34	37
Critical care	342	345	346
Hospital indemnity	38	39	40
Dental/vision	11	13	12
Life insurance	41	37	35
Other	25	27	27
Total	$2,310	$2,436	$2,546

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

	2024		2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$51,712	$56,881	$59,169	$66,427
Medical and other health	33,250	34,864	38,583	39,884
Life insurance	10,915	37,520	12,677	42,541
Other	1,477	6,479	1,781	7,448
Aflac U.S.
Accident	8,862	4,687	9,095	4,548
Disability	5,727	3,094	5,776	3,177
Critical care	19,624	20,340	19,886	20,626
Hospital indemnity	4,859	3,017	4,922	3,025
Dental/vision	1,118	679	1,162	726
Life insurance	2,966	3,559	2,719	3,260
Other	2,143	2,273	724	1,396
Total	$142,653	$173,393	$156,494	$193,058

	2024		2023
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$40,170	$40,781	$48,363	$50,161
Medical and other health	25,171	20,606	30,757	25,257
Life insurance	9,367	24,265	11,240	29,731
Other	1,204	4,225	1,512	5,178
Aflac U.S.
Accident	6,057	3,127	6,369	3,109
Disability	4,404	2,330	4,488	2,422
Critical care	11,900	10,701	12,417	11,290
Hospital indemnity	3,312	1,897	3,419	1,943
Dental/vision	761	441	807	478
Life insurance	2,050	1,847	1,914	1,764
Other	1,290	1,288	467	798
Total	$105,686	$111,508	$121,753	$132,131

Loss expense as a result of NPR capping for the years ended December 31, 2024, 2023 and 2022 was immaterial.

Item 8. Financial Statements and Supplementary Data

Other Policyholders' Funds

As of December 31, 2024 and 2023, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds for the years ended December 31.

(In millions)	2024	2023
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,939	$6,423
Premiums received	104	126
Transfers from WAYS conversions	249	229
Surrenders and withdrawals	(58)	(59)
Benefit payments	(446)	(419)
Interest credited	49	53
Foreign currency translation and other	(616)	(414)
Fixed annuities account balance, end of period	5,221	5,939
Other deposit type reserves	239	230
Total	$5,460	$6,169
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates as of December 31.

	2024			2023
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,221	$5,150	0.5% - 2.3%	$5,939	$5,850
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at December 31, 2024 and December 31, 2023.

Aflac Japan’s fixed annuities have guaranteed fixed crediting rates which results in the policyholders' funds balances being sufficient to cover all guaranteed benefit amounts. The reserves are adequate to fully fund future benefits at any given time.

See Note 1 for additional information on policy liabilities.

Item 8. Financial Statements and Supplementary Data
8.     REINSURANCE

The Company periodically enters into fixed quota-share coinsurance agreements in the normal course of business, primarily to provide additional capacity for future growth, optimize capital, limit losses, and minimize exposure to significant risks. For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. These reinsurance transactions are indemnity reinsurance agreements that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

The following table reconciles direct earned premiums, direct benefits and claims, excluding reserve remeasurement gains and losses, and reserve remeasurement gains and losses to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2024	2023	2022
Earned premiums:
Direct	$13,562	$14,318	$15,025
Ceded	(284)	(404)	(419)
Assumed	162	209	295
Net earned premiums	$13,440	$14,123	$14,901

Benefits and claims, excluding reserve remeasurement:
Direct	$8,098	$8,599	$9,171
Ceded	(153)	(147)	(322)
Assumed	63	142	253
Benefits and claims, excluding reserve remeasurement	$8,008	$8,594	$9,102
Reserve remeasurement (gains) losses:
Direct	$(558)	$(394)	$(196)
Ceded	0	11	(19)
Reserve remeasurement (gains) losses	$(558)	$(383)	$(215)
Total benefits and claims, net	$7,450	$8,211	$8,887

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $146 million and $175 million as of December 31, 2024 and 2023, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $163 million and $183 million as of December 31, 2024 and 2023, respectively. The allowance for credit losses related to the Company's reinsurance recoverable balance was $4 million and $10 million as of December 31, 2024 and 2023, respectively. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of December 31, 2024, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. The inter-segment amounts associated with these internal reinsurance transactions are eliminated in consolidation.

Item 8. Financial Statements and Supplementary Data
In October 2024, ALIJ entered into a coinsurance transaction whereby it ceded 30% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. This transaction transferred approximately $1.8 billion of reserves associated with these policies. Approximately $1.7 billion of assets were transferred from ALIJ to Aflac Re as consideration for assuming the reinsurance risk. This internal reinsurance transaction with Aflac Re has no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

In December 2023, the Company entered into a novation agreement under which Aflac Re assumed the duties, obligations and liabilities through reinsurance of business ALIJ previously ceded to an external reinsurer and recorded a pretax loss of $151 million in 2023.

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

Item 8. Financial Statements and Supplementary Data
9.     NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2024	2023
1.125% senior sustainability notes due March 2026	$399	$398
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	994	993
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	79	87
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	378	422
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	81	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	211	234
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	79	88
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	84	93
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	184	206
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	176	0
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	189	211
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	58	65
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	130	145
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	133	148
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	76	84
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	95	106
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	48	0
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	115	0
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	62	69
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	66	74
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	94	0
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	63	70
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	41	45
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	56	62
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	103	0
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	39	44
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	63	70
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	35	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	375	419
.963% subordinated bonds paid April 2024 (principal amount ¥30.0 billion)	0	211
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	125	140
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	75	84
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	188	210
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	122	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.84% in 2024 and .35% in 2023, principal amount ¥11.7 billion)	74	82
Variable interest rate loan due August 2029 (.94% in 2024 and .45% in 2023, principal amount ¥25.3 billion)	160	178
Variable interest rate loan due August 2032 (1.09% in 2024 and .60% in 2023, principal amount ¥70.0 billion)	441	492
Finance lease obligations payable through 2030	5	6
Operating lease obligations payable through 2049	91	118
Total notes payable and lease obligations	$7,498	$7,364
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

Item 8. Financial Statements and Supplementary Data
The aggregate contractual maturities of notes payable during each of the years after December 31, 2024, are as follows:

(In millions)	Total Notes Payable
2025	$79
2026	700
2027	453
2028	0
2029	533
Thereafter	5,690
Total	$7,455

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $194 million, $190 million and $217 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Operating lease costs, included in insurance and other expenses in the consolidated statements of earnings, were $43 million, $49 million and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating cash outflows for operating leases were $41 million, $48 million and $49 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Item 8. Financial Statements and Supplementary Data
A summary of the Company's lines of credit as of December 31, 2024 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 5, 2025	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 9, 2027, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo Interbank Market Rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than May 10, 2027	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar-denominated borrowings or TIBOR for Japanese yen-denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's USD short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	December 1, 2025	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2025	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2025	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2025	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2025	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	December 1, 2025	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	December 1, 2025	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Item 8. Financial Statements and Supplementary Data

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	December 1, 2025	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	December 1, 2025	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	December 1, 2025	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	December 1, 2025	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
Aflac Asset Management LLC(1)	uncommitted revolving	364 days	December 1, 2025	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
Aflac Global Ventures LLC(1)	uncommitted revolving	364 days	December 1, 2025	$2 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2024. No events of default or defaults occurred during 2024 and 2023.

Item 8. Financial Statements and Supplementary Data
10.     INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2024:
Current	$1,196	$134	$1,330
Deferred	159	(515)	(356)
Total income tax expense	$1,355	$(381)	$974
2023:
Current	$1,275	$388	$1,663
Deferred	(160)	(900)	(1,060)
Total income tax expense	$1,115	$(512)	$603
2022:
Current	$913	$268	$1,181
Deferred	200	(930)	(730)
Total income tax expense	$1,113	$(662)	$451

The Japan income tax rate for the fiscal years 2024, 2023 and 2022 was 28.0%.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change the functional currency of the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST are no longer recognized for U.S. tax purposes. The Company historically recorded a deferred tax liability for foreign currency translation gains on the DST assets, which was released in the third quarter of 2022 as a result of the functional currency change. The release of the deferred tax liability resulted in the Company recognizing an income tax benefit of $208 million in 2024, $174 million in 2023 and $452 million in 2022.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2024	2023	2022
Income taxes based on U.S. statutory rates	$1,348	$1,105	$1,023
DST functional currency change	(208)	(174)	(452)
Solar and historic tax credits, net of amortization	(164)	(348)	(83)
Other, net	(2)	20	(37)
Income tax expense	$974	$603	$451

Item 8. Financial Statements and Supplementary Data

(In millions)	2024	2023	2022
Statements of earnings	$974	$603	$451
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	160	140	547
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(265)	520	(2,657)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(41)	(35)	(95)
Unrealized gains (losses) on derivatives during period	1	1	1
Effect of changes in discount rate assumptions during period	1,214	(122)	3,650
Pension liability adjustment during period	5	7	35
Total income tax expense (benefit) related to items of other comprehensive income (loss)	1,074	511	1,481
Total income taxes	$2,048	$1,114	$1,932

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2024	2023
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,637	$2,883
Unrealized gains and other basis differences on investments	615	988
Foreign currency gain on Aflac Japan	1	2
Premiums receivable	43	85
Policy benefit reserves	2,509	110
Other	54	0
Total deferred income tax liabilities	5,859	4,068
Deferred income tax assets:
Unfunded retirement benefits	4	5
Other accrued expenses	32	28
Policy and contract claims	514	572
Deferred compensation	31	45
Depreciation	255	265
Anticipatory foreign tax credit	3,262	2,210
Deferred foreign tax credit and carryforward	1,428	1,077
Other	0	135
Total deferred income tax assets	5,526	4,337
Net deferred income tax (asset) liability	333	(269)
Current income tax (asset) liability	240	423
Total income tax liability	$573	$154

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. The Company has determined no valuation allowance against its anticipatory foreign tax credits is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2025 due to Japan's current tax year not closing until March 31, 2025. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that it is more likely than not that all other deferred tax assets will be realized.

Item 8. Financial Statements and Supplementary Data

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2024, there were non-life operating loss carryforwards of $26 million available to offset against future taxable income, which expire after December 31, 2040, and there were life operating loss carryforwards available to offset against future taxable income of $92 million, which do not expire. The Company has no capital loss carryforwards available to offset capital gains. The Company has a foreign tax credit carryforward of $314 million as of December 31, 2024, which expires after December 31, 2034.

The Company files federal income tax returns in the U.S. and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2021 are no longer subject to examination. Japan corporate income tax returns for years before the tax year ended March 2023 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2024	2023
Balance, beginning of year	$1	$5
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	(1)	(4)
Balance, end of year	$0	$1

Included in the balance of the liability for unrecognized tax benefits at December 31, 2024 and 2023, were no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued an immaterial amount as of December 31, 2024, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized an immaterial amount of interest and penalties in 2024, 2023 and 2022. The Company accrued an immaterial amount for the payment of interest and penalties as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Item 8. Financial Statements and Supplementary Data
11.    SHAREHOLDERS' EQUITY

Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2024	2023	2022
Common stock - issued:
Balance, beginning of period	1,355,398	1,354,079	1,352,739
Exercise of stock options and issuance of restricted shares	1,365	1,319	1,340
Balance, end of period	1,356,763	1,355,398	1,354,079
Treasury stock:
Balance, beginning of period	776,919	738,823	700,607
Purchases of treasury stock:
Share repurchase program	30,428	38,896	39,187
Other	494	364	370
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(751)	(897)	(1,009)
Exercise of stock options	(104)	(88)	(117)
Other	(187)	(179)	(215)
Balance, end of period	806,799	776,919	738,823
Shares outstanding, end of period	549,964	578,479	615,256

Share Repurchase Program: In November 2022, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2024, a remaining balance of 47.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

During 2024, the Company repurchased 30.4 million shares of its common stock in the open market for $2.8 billion. The Company repurchased 38.9 million shares for $2.8 billion in 2023 and 39.2 million shares for $2.4 billion in 2022.
Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

EPS: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted EPS for the years ended December 31 is as follows:

(In thousands of shares)	2024	2023	2022
Weighted-average outstanding shares used for calculating basic EPS	562,492	596,173	634,816
Dilutive effect of share-based awards	2,523	2,572	2,839
Weighted-average outstanding shares used for calculating diluted EPS	565,015	598,745	637,655

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS, but are included in the calculation of weighted-average shares used in the computation of diluted EPS. Anti-dilutive share-based awards are excluded from the computation of diluted EPS.

The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS at December 31:

(In thousands)	2024	2023	2022
Anti-dilutive share-based awards	17	51	118

Item 8. Financial Statements and Supplementary Data
Reclassifications from Accumulated Other Comprehensive Income
The tables below are reconciliations of accumulated other comprehensive income by component for the years ended December 31.

Changes in Accumulated Other Comprehensive Income

2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(929)	(959)	(3)	4,566	20	2,695
Amounts reclassified from accumulated other comprehensive income (loss)	0	(156)	5	0	(2)	(153)
Net current-period other comprehensive income (loss)	(929)	(1,115)	2	4,566	18	2,542
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
All amounts in the table above are net of tax.

2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(505)	1,972	1	(460)	28	1,036
Amounts reclassified from accumulated other comprehensive income (loss)	0	(131)	4	0	0	(127)
Net current-period other comprehensive income (loss)	(505)	1,841	5	(460)	28	909
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2022
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2021	$(1,985)	$9,602	$(30)	$(15,832)	$(166)	$(8,411)
Other comprehensive income (loss) before reclassification	(1,579)	(9,946)	(1)	13,732	111	2,317
Amounts reclassified from accumulated other comprehensive income (loss)	0	(358)	4	0	19	(335)
Net current-period other comprehensive income (loss)	(1,579)	(10,304)	3	13,732	130	1,982
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2024
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$197	Net investment gains (losses)
	(41)	Tax (expense) or benefit(1)
	$156	Net of tax
Unrealized gains (losses) on derivatives	$(5)	Net investment gains (losses)
	(1)	Net investment income
	(6)	Total before tax
	1	Tax (expense) or benefit(1)
	$(5)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	1	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$2	Net of tax
Total reclassifications for the period	$153	Net of tax
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

Item 8. Financial Statements and Supplementary Data
12.     SHARE-BASED COMPENSATION
As of December 31, 2024, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2024, approximately 33.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to the Company's financial performance. As of December 31, 2024, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table presents the impact of the expense recognized in connection with share-based awards for the years ended December 31.

(In millions, except for per-share amounts)	2024	2023	2022
Impact on earnings from continuing operations	$72	$79	$69
Impact on earnings before income taxes	72	79	69
Impact on net earnings	57	62	55
Impact on net earnings per share:
Basic	$.10	$.10	$.09
Diluted	.10	.10	.09

Item 8. Financial Statements and Supplementary Data
Stock Options

The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2021	2,145	$31.02
Granted in 2022	0	0.00
Canceled in 2022	(8)	32.43
Exercised in 2022	(560)	28.11
Outstanding at December 31, 2022	1,577	32.05
Granted in 2023	0	0.00
Canceled in 2023	0	24.75
Exercised in 2023	(526)	30.35
Outstanding at December 31, 2023	1,051	32.90
Granted in 2024	0	0.00
Canceled in 2024	(3)	31.21
Exercised in 2024	(425)	31.40
Outstanding at December 31, 2024	623	$33.92

(In thousands of shares)	2024	2023	2022
Shares exercisable, end of year	623	1,051	1,577

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. There were no options granted in 2024, 2023 or 2022. The following table presents the assumptions used in valuing options granted, if applicable, during the years ended December 31.

	2024	2023	2022
Expected term (years)	8.0	8.0	7.8
Expected volatility	26.8%	26.7%	25.8%
Annual forfeiture rate	4.4	4.2	4.0
Risk-free interest rate	4.0	3.0	1.6
Dividend yield	2.4	2.3	2.7

The following table summarizes information about stock options outstanding and exercisable at December 31, 2024.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$0.00	-	$28.97	173	1.1	$28.96	173	$28.96
28.97	-	31.21	76	0.5	30.30	76	30.30
31.21	-	36.21	252	1.9	34.84	252	34.84
36.21	-	44.59	122	2.9	41.33	122	41.33
$0.00	-	$44.59	623	1.7	$33.92	623	$33.92

Item 8. Financial Statements and Supplementary Data
The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $103.44 as of December 31, 2024, for those awards that have an exercise price currently below the closing price. As of December 31, 2024, the aggregate intrinsic value of stock options outstanding was $43 million, with a weighted-average remaining term of 1.7 years. The total number of in-the-money stock options exercisable as of December 31, 2024, was 623 thousand shares. The aggregate intrinsic value of stock options exercisable at that same date was $43 million, with a weighted-average remaining term of 1.7 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2024	2023	2022
Total intrinsic value of options exercised	$25	$22	$20
Cash received from options exercised	13	16	16
Tax benefit realized as a result of options exercised and restricted stock releases	28	20	18

Performance-Based Restricted Stock Awards and Units

Under the Plan, each February, the Company grants selected executive officers performance-based restricted stock awards (PBRS) and performance-based restricted stock units (PSU) with vesting contingent upon meeting various performance goals. PBRS and PSU are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In February 2024, the Company granted 303 thousand performance-based stock awards and units, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% percent of the initial number of PBRS and PSU issued, with the potential for no award if company performance goals are not achieved during the three-year period. PBRS and PSU subject to accelerated vesting at the date of retirement eligibility are expensed over the implicit service period.

The Company also granted selected executive officers PSU throughout the year with vesting contingent upon meeting various performance goals. PSU are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In 2024, the Company granted 93 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 150% percent of the initial number of PSU issued, with the potential for no award if the Company determined metrics are not achieved during the three-year period. Compensation expense for PSU subject to accelerated vesting at the date of retirement eligibility is expensed over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2024 follows:

(In millions)	2024
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	21.8%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	4.3%

Item 8. Financial Statements and Supplementary Data
Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2021	2,557	$49.38
Granted in 2022	1,119	66.72
Canceled in 2022	(96)	54.59
Vested in 2022	(1,166)	49.64
Restricted stock at December 31, 2022	2,414	56.21
Granted in 2023	1,171	70.74
Canceled in 2023	(112)	60.62
Vested in 2023	(1,165)	52.77
Restricted stock at December 31, 2023	2,308	62.96
Granted in 2024	1,300	80.90
Canceled in 2024	(48)	74.68
Vested in 2024	(1,461)	47.22
Restricted stock at December 31, 2024	2,099	$73.65

As of December 31, 2024, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $34 million, of which $14 million (1.8 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

13.     STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premiums are recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on current Japanese regulatory accounting practices, was $8.1 billion at both December 31, 2024 and 2023.

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

Item 8. Financial Statements and Supplementary Data
Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual have been adopted by both the state of Nebraska and the state of New York as a component of those prescribed or permitted practices. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Additionally, the Director of the NDOI and the Superintendent of the NYSDFS each have the right to permit other specific practices which deviate from prescribed practices. Aflac, CAIC, TOIC and Aflac New York had no permitted practices as of December 31, 2024, and 2023.

The table below represents statutory capital and surplus based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2024	2023
Aflac	$2,682	$2,881
CAIC	375	398
TOIC	51	51
Aflac New York	316	323

As of December 31, 2024, the capital and surplus for each of the Company's U.S. life insurance subsidiaries exceeded the required company action level capital and surplus.

The table below represents net income (loss) based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2024	2023	2022
Aflac	$912	$1,106	$1,134
CAIC	(94)	(121)	(69)
TOIC	(20)	(27)	(35)
Aflac New York	46	54	67

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

Under the EBS framework, Aflac Re is required to value assets equal to U.S. GAAP fair values, and insurance reserves are valued using technical provisions which consist of a best estimate liability plus a risk margin. The best estimate liability can be calculated by applying the standard approach or, with regulatory approval, the scenario-based approach. The standard approach uses discount rates for insurance reserves as prescribed by the BMA. The scenario-based approach uses a discount rate based on the yield of eligible assets owned by the insurer as determined using a series of prescribed stress scenarios. At December 31, 2024 and 2023, Aflac Re was in compliance with the ECR and MMS requirements. Statutory capital and surplus of Aflac Re, based on Bermuda statutory accounting practices, was $581 million at December 31, 2024, compared with $439 million at December 31, 2023.

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

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and

Item 8. Financial Statements and Supplementary Data
surplus as of the previous year-end. In 2024, Aflac declared dividends of $976 million, compared with $894 million in 2023. Dividends declared by Aflac during 2025 in excess of $912 million would require such approval. CAIC and TOIC did not declare dividends in 2024 or 2023. From time to time, Aflac New York pays dividends to Aflac, the parent company of Aflac New York. Aflac New York may not pay dividends to Aflac without the prior approval of the NYSDFS. Aflac New York declared dividends of $54 million in 2024 and $67 million in 2023, which were authorized by the NYSDFS.

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as retained earnings excluding capital reserves, which represent equity generated by capital profits that are statutorily required in Japan, less net after-tax unrealized losses on available-for-sale securities based on the previous fiscal year-end. Profits remitted by Aflac Japan to the Parent Company were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2024	2023	2022	2024	2023	2022
Profit remittances	$2,865	$2,623	$2,412	¥441.6	¥374.7	¥324.2

Under the Bermuda Insurance Act, Aflac Re is prohibited from paying dividends in an amount that exceeds 25% of the prior year's statutory capital and surplus without an affidavit stating that Aflac Re will continue to meet its solvency margin. Further, Aflac Re may not reduce its total statutory capital by 15% or more without prior regulatory approval. Additionally, Aflac Re is not permitted to pay any dividends that would cause Aflac Re to fail to meet its minimum capital requirements. Aflac Re did not declare dividends in 2024 or 2023.

14.     BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of $49 million in 2023. As part of the U.S. plan freeze, the company offered lump sum payments to certain participants. The lump sum payments were distributed in the fourth quarter of 2024 and resulted in a settlement charge of $18 million in 2024 due to the payments being greater than the settlement threshold. In January 2025, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the U.S. defined pension plan and paid to the insurer the related annuity premium. Effective April 1, 2025, the external insurer will begin making annuity payments to plan participants.

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

Item 8. Financial Statements and Supplementary Data
Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Projected benefit obligation:
Benefit obligation, beginning of year	$324	$327	$764	$843	$25	$32
Service cost	14	14	0	7	0	0
Interest cost	8	9	36	41	1	1
Actuarial (gain) loss	(18)	7	(7)	37	2	(4)
Benefits and expenses paid	(16)	(13)	(32)	(58)	(5)	(4)
Curtailment (gain) loss	0	0	0	(106)	0	0
Settlement	0	0	(177)	0	0	0
Effect of foreign exchange rate changes	(30)	(20)	0	0	0	0
Benefit obligation, end of year	282	324	584	764	23	25

Plan assets:
Fair value of plan assets, beginning of year	344	335	648	659	0	0
Actual return on plan assets	27	17	(8)	39	0	0
Employer contributions	27	27	8	8	5	4
Benefits and expenses paid	(16)	(13)	(32)	(58)	(5)	(4)
Settlement	0	0	(177)	0	0	0
Effect of foreign exchange rate changes	(37)	(22)	0	0	0	0
Fair value of plan assets, end of year	345	344	439	648	0	0
Funded status of the plans(1)	$63	$20	$(145)	$(116)	$(23)	$(25)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$(10)	$30	$1	$(13)	$4	$2
Prior service (credit) cost	0	0	(1)	(2)	0	0
Total included in accumulated other comprehensive income	$(10)	$30	$0	$(15)	$4	$2
Accumulated benefit obligation	$184	$213	$584	$764	N/A	N/A
(1) Underfunded amounts are recognized in other liabilities in the consolidated balance sheets and overfunded amounts are recognized in other assets in the consolidated balance sheets

Item 8. Financial Statements and Supplementary Data
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2024	2023	2024	2023
Accumulated benefit obligation	$184	$213	$584	$764
Fair value of plan assets	345	344	439	648
Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2024	2023	2024	2023
Projected benefit obligation	$282	$324	$584	$764
Fair value of plan assets	345	344	439	648
(1) The net amount of projected benefit obligation and plan assets for the overfunded Japan pension plan was $63 and $20 at December 31, 2024 and 2023, respectively, and was classified as other assets on the statement of financial position.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $145 and $116 at December 31, 2024 and 2023, respectively, and was classified as other liabilities on the statement of financial position.

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits								Other
	Japan			U.S.					Postretirement Benefits
	2024	2023	2022	2024		2023		2022	2024		2023		2022
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.84%	1.95%	.94%	5.33%	(1)	5.24%	(2)	2.94%	5.04%		5.28%		2.94%
Discount rate - benefit obligations	2.31	1.84	1.95	5.60		5.04		5.28	5.60		5.04		5.28
Expected long-term return on plan assets	2.00	2.00	2.00	4.75		4.75		5.50	N/A		N/A		N/A
Rate of compensation increase	5.90	N/A	N/A	N/A		4.00		4.00	N/A		N/A		N/A
Health care cost trend rates	N/A	N/A	N/A	N/A		N/A		N/A	6.30	(3)	6.80	(3)	6.50	(3)
(1) An interim valuation was required due to the U.S. pension plan settlement. The rate shown is the rate used on the interim valuation date of November 1, 2024.
(2) An interim valuation was required due to the U.S. pension plan curtailment. The rate shown is the rate used on the interim valuation date of June 12, 2023.
(3) For the years 2024, 2023 and 2022, the health care cost trend rates are expected to trend down to 3.7% in 49 years, 3.7% in 50 years, and 3.7% in 51 years, respectively.

The Company determines its discount rate assumption for its U.S. pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 11 years, and determination of the U.S. pension plan discount rate utilizes the 85-year extrapolated yield curve. In Japan, the discount rate assumption is determined using the yield curve equivalent approach, and participant salary and future salary increases are factors in determining pension benefit cost or the related pension benefit obligation.

The Company bases its assumption for the long-term rate of return on assets on historical trends (10-year or longer historical rates of return for the Japanese plan assets and 15-year historical rates of return for the U.S. plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, the Company's consulting actuaries evaluate its assumptions for long-term rates of return under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class are modeled to determine a best estimate of the long-term rate of return. The Company in turn uses those results to further validate its own assumptions.

Item 8. Financial Statements and Supplementary Data
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $24 million, $(39) million and $14 million of other components of net periodic pension cost and postretirement costs (other than service costs) for the years ended December 31, 2024, 2023 and 2022, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$14	$14	$19	$0	$7	$26	$0	$0	$0
Interest cost	8	9	5	36	41	34	1	1	1
Expected return on plan assets	(7)	(7)	(8)	(30)	(34)	(42)	0	0	0
Amortization of net actuarial (gain) loss	0	0	1	(1)	(2)	21	0	2	2
Amortization of prior service cost (credit)	0	0	0	(1)	0	0	0	0	0
Curtailment (gain) loss	0	0	0	0	(49)	0	0	0	0
Settlement (gain) loss	0	0	0	18	0	0	0	0	0
Net periodic benefit cost (credit)	$15	$16	$17	$22	$(37)	$39	$1	$3	$3

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial (gain) loss	$(40)	$(5)	$(14)	$31	$31	$(127)	$2	$(4)	$0
Amortization of net actuarial gain (loss)	0	0	(1)	1	2	(21)	0	(2)	(2)
Amortization of prior service cost	0	0	0	1	0	0	0	0	0
Curtailment (gain) loss	0	0	0	0	(57)	0	0	0	0
Settlement (gain) loss	0	0	0	(18)	0	0	0	0	0
Total	$(40)	$(5)	$(15)	$15	$(24)	$(148)	$2	$(6)	$(2)

No transition obligations arose during 2024.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2025	$16	$37	$4
2026	10	37	4
2027	11	43	3
2028	11	42	2
2029	12	42	2
2030-2034	72	212	3

Item 8. Financial Statements and Supplementary Data
Funding

The Company plans to make contributions of $23 million to the Japanese funded defined benefit plan in 2025. The Company does not plan to make any contributions to the U.S. funded defined benefit plan in 2025. The Company did not make a contribution to the U.S. funded defined benefit plan in 2024. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

Plan Assets

The investment objective of the Company's Japanese and U.S. funded defined benefit plans is to preserve the purchasing power of the plan's assets and earn a reasonable inflation-adjusted rate of return over the long term. In January 2025, the assets of the U.S. defined benefit plan were moved to cash in anticipation of plan termination. Furthermore, the Company seeks to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, the Company's goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of its strategy, the Company has established strict policies covering quality, type and concentration of investment securities. For the Company's Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. For the Company's U.S. plan, these policies prohibit investments in precious metals, limited partnerships, venture capital, and direct investments in real estate. The Company is also prohibited from trading on margin.

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2024 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	8%	0%
International equities	10	0
Fixed income securities	45	99
Other	37	1
Total	100%	100%

The following tables present the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31.

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$29	$0	$29
International equity securities	0	36	0	36
Fixed income securities:
Japanese bonds	0	0	0	0
International bonds	0	154	0	154
Insurance contracts	0	64	0	64
Alternative investments	0	0	62	62
Cash and cash equivalents	0	0	0	0
Total	$0	$283	$62	$345

Item 8. Financial Statements and Supplementary Data

	2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$21	$0	$21
International equity securities	0	38	0	38
Fixed income securities:
Japanese bonds	0	22	0	22
International bonds	0	194	0	194
Insurance contracts	0	26	0	26
Alternative investments	0	0	16	16
Cash and cash equivalents	27	0	0	27
Total	$27	$301	$16	$344

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2024	2023
U.S. pension plan assets:
Mutual funds:
Fixed income bond funds	435	$648
Cash and cash equivalents	4	0
Total	$439	$648

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

The following table presents the changes in fair value of Aflac Japan's pension plan assets that are classified as Level 3 for the years ended December 31.

(In millions)	2024	2023
Alternative investments:
Balance, beginning of period	$16	$0
Actual return on plan assets:
Relating to assets still held at the reporting date	2	0
Relating to assets sold during the period	0	0
Purchases, sales and settlements	44	16
Transfers in and/or out of Level 3	0	0
Balance, end of period	$62	$16

Item 8. Financial Statements and Supplementary Data
401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2024, 2023, and 2022, provided matching contributions by the Company of 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. The Company also provides a nonelective contribution to the 401(k) plan of 4% of annual cash compensation. Effective January 1, 2024, the nonelective 401(k) employer contribution was extended to U.S. employees who were participants in the defined benefit plan prior to the freeze of future benefits on January 1, 2024.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $21 million in 2024 and $20 million in 2023 and $18 million in 2022. The plan trustee held approximately 1.9 million shares of the Company's common stock for plan participants at December 31, 2024.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $21 million in 2024 and $19 million in 2023 and $16 million in 2022.

15.     COMMITMENTS AND CONTINGENT LIABILITIES

The Company has an outsourcing agreement with a technology and consulting corporation that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. The agreement has a remaining term of four years with an aggregate remaining cost of ¥43.4 billion ($274 million using the December 31, 2024 exchange rate).

The Company has three outsourcing agreements with a management consulting and technology services company. The first agreement provides for application maintenance and development services for Aflac Japan. The first agreement has a remaining term of four years with an aggregate remaining cost of ¥14.7 billion ($93 million using the December 31, 2024 exchange rate). The second agreement provides for policy administrative services for Aflac Japan. The second agreement has a remaining term of four years with an aggregate remaining cost of ¥6.8 billion ($43 million using the December 31, 2024 exchange rate). The third agreement provides for comprehensive project-related support services for Aflac Japan. The third agreement has a remaining term of two years with an aggregate remaining cost of ¥2.3 billion ($15 million using the December 31, 2024 exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for Aflac Japan. The first agreement has a remaining term of less than a year with an aggregate remaining cost of ¥1.1 billion ($7 million using the December 31, 2024, exchange rate). The second agreement has a remaining term of less than a year with an aggregate remaining cost of ¥1.8 billion ($11 million using the December 31, 2024 exchange rate).

The Company has an enterprise agreement with an information technology and data services company to license software for Aflac Japan. The agreement has a remaining term of two years with an aggregate remaining cost of ¥1.5 billion ($10 million using the December 31, 2024 exchange rate).

The Company has an outsourcing agreement with an information technology and software company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of one year with an aggregate remaining cost of ¥.9 billion ($6 million using the December 31, 2024 exchange rate).

The Company has an outsourcing agreement with an information technology and data services company to provide cloud hosting services for the Company. The agreement has a remaining term of three years with an aggregate remaining cost of $54 million.

The Company has a comprehensive agreement with a cloud-based software company to license software for Aflac Japan. The agreement has a remaining term of five years with an aggregate remaining cost of ¥8.0 billion ($51 million using the December 31, 2024 exchange rate).

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

Guaranty fund assessments for the years ended December 31, 2024, 2023 and 2022 were immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2024 and 2023.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the fourth quarter of 2024, the following directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c):
•On December 4, 2024, Masatoshi Koide, President and Representative Director of Aflac Japan, adopted a Rule 10b5-1 trading plan that provides for the sale of 50% of performance-based restricted stock shares to be released upon approval of the Company's board of directors and will terminate no later than June 30, 2025. The estimated number of gross shares of Aflac Incorporated common stock to be acquired is 21,805; however, the actual number of shares may vary based on achievement of designated performance metrics.
•On December 4, 2024, Joseph L. Moskowitz, a member of the Company's board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of 4,000 shares of Aflac Incorporated common stock and will terminate no later than November 10, 2025.
•On December 5, 2024, Charles D. Lake II, Chairman and Representative Director of Aflac Japan and President of Aflac International, adopted a Rule 10b5-1 trading plan that provides for the sale of 55.95% of performance-based restricted stock shares to be released upon approval of the Company's board of directors and will terminate no later than June 30, 2025. The estimated number of gross shares of Aflac Incorporated common stock to be acquired is 20,614; however, the actual number of shares may vary based on achievement of designated performance metrics.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 20, 2025, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10. and 11. respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Information about the Company's Executive Officers -see Part I, Item 1 herein	Proposal 1 Election of Directors; Delinquent Section 16(a) Reports; Audit and Risk Committee; Audit and Risk Committee Report; Director Nominating Process; Code of Business Conduct and Ethics; and
Insider Trading Policy and Compliance Procedures

ITEM 11.	EXECUTIVE COMPENSATION
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2024 Summary Compensation Table; 2024 Grants of Plan-Based Awards; 2024 Outstanding Equity Awards at Fiscal Year-End; 2024 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change in Control; Compensation Committee Interlocks and Insider Participation; and Equity Granting Policies

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Beneficial Ownership of the Company's Securities; Security Ownership of Directors; Proposal 1 Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Proposal 3 Ratification of Auditors; and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8. of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		80
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2024		84
		Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2024		85
		Consolidated Balance Sheets as of December 31, 2024 and 2023		86
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2024		87
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024		89
		Notes to the Consolidated Financial Statements		90

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2024 and 2023, and for each of the years in the three-year period ended December 31, 2024	192
		Schedule III -	Supplementary Insurance Information as of December 31, 2024 and 2023, and for each of the years in the three-year period ended December 31, 2024	199
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2024	200

	3.	EXHIBIT INDEX

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference from 2019 Form 10-K, Exhibit 4.1.
	4.2	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.
	4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.
	4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.
	4.5	-	Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.
	4.6	-	Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.
	4.7	-	Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.
	4.8	-	Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.
	4.9	-	Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.
	4.10	-	Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.
	4.11	-	Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.
	4.12	-	Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.
	4.13	-	Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.
	4.14	-	Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.
	4.15	-	Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.
	4.16	-	Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.

4.17	-	Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.
4.18	-	Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.
4.19	-	Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.
4.20	-	Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.600% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.
4.21	-	Twenty-Eighth Supplemental Indenture, dated as of March 8, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.125% Senior Sustainability Note due 2026) – incorporated by reference from Form 8-K dated March 8, 2021, Exhibit 4.1.
4.22	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1.
4.23	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2.
4.24	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3.
4.25	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4.
4.26	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5.
4.27	-	Thirty-Fourth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.075% Senior Note due 2029) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.1.
4.28	-	Thirty-Fifth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.320% Senior Note due 2032) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.2.
4.29	-	Thirty-Sixth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.594% Senior Note due 2037) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.3.
4.30	-	Thirty-Seventh Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.144% Senior Note due 2052) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.4.
4.31	-	Thirty-Eighth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.048% Senior Note due 2029) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.1.
4.32	-	Thirty-Ninth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.412% Senior Note due 2031) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.2.
4.33	-	Fortieth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.682% Senior Note due 2034) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.3.
4.34	-	Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.
4.35	-	Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.

10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.
10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Fourth Amendment to the American Family Corporation Retirement Plan for Senior Officers – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.2.
10.5*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.
10.6*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.7*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.8*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.1.
10.9*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.11.
10.10*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for June 30, 2020, Exhibit 10.1.
10.11*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.1.
10.12*	-	Aflac Incorporated 2018 Management Incentive Plan – incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.13*	-	Aflac Incorporated 2023 Management Incentive Plan – incorporated by reference from Form 8-K dated February 10, 2023, Exhibit 10.1.
10.14*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of February 1, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.1.
10.15*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.16*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.
10.17*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.
10.18*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.
10.19*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.
10.20*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.21*	-	First Amendment to the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.2.
10.22*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.
10.23*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.

10.24*	-	U.S. Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.1.
10.25*	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.2.
10.26*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.
10.27*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.28*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan – incorporated by reference from 2019 Form 10-K, Exhibit 10.43.
10.29*	-	Aflac Incorporated Executive Officer Severance Plan – incorporated by reference from Form 10-Q for March 31, 2023, Exhibit 10.2.
10.30*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.31*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.32*	-	Amendment to Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.34.
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated November 1, 2024.
10.34*	-	Aflac Incorporated Employment Agreement with Max K. Brodén, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.3.
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Max K. Brodén, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.37.
10.36*	-	Amendment to Aflac Incorporated Employment Agreement with Max K. Brodén, dated November 1, 2024.
10.37	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.2.
10.38**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.3.
10.39	-	Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December 19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.
10.40	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.
10.41	-	Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.
19***	-	Aflac Incorporated's Insider Trading Policy and Compliance Procedures
21	-	Subsidiaries.
23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, 333-202781, and 333-245702 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-273722 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-271561 with respect to the resale of Aflac Incorporated common stock by J&A Alliance Holdings Corporation in its capacity as the trustee of J&A Alliance Trust.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-281977 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 26, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 26, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 26, 2025, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97*	-	Aflac Incorporated Policy on Recoupment of Incentive Compensation – incorporated by reference from 2023 Form 10-K, Exhibit 97.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
***	Portions of this exhibit have been redacted.

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2024	2023	2022
Revenues:
Management and service fees from subsidiaries(1)	$163	$151	$136
Net investment income	31	(174)	3
Interest from subsidiaries(1)	1	1	2
Net investment gains (losses)	503	301	(228)
Total revenues	698	279	(87)
Operating expenses:
Interest expense	189	187	215
Other operating expenses	282	295	275
Total operating expenses	471	482	490
Earnings before income taxes and equity in earnings of subsidiaries	227	(203)	(577)
Income tax expense (benefit)	(126)	(444)	(208)
Earnings before equity in earnings of subsidiaries	353	241	(369)
Equity in earnings of subsidiaries(1)	5,090	4,418	4,787
Net earnings	$5,443	$4,659	$4,418
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2024	2023	2022
Net earnings	$5,443	$4,659	$4,418
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(769)	(366)	(1,034)
Unrealized gains (losses) on fixed maturity securities during period	(1,421)	2,327	(13,056)
Unrealized gains (losses) on derivatives during period	3	6	4
Effect of changes in discount rate assumptions during period	5,780	(582)	17,384
Pension liability adjustment during period	23	35	165
Total other comprehensive income (loss) before income taxes	3,616	1,420	3,463
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,074	511	1,481
Other comprehensive income (loss), net of income taxes	2,542	909	1,982
Total comprehensive income (loss)	$7,985	$5,568	$6,400
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2024	2023
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2024 and 2023, amortized cost $1,702 in 2024 and $1,447 in 2023)	$1,713	$1,582
Investments in subsidiaries(1)	27,890	24,508
Other investments	1,239	1,126
Cash and cash equivalents	2,308	1,007
Total investments and cash	33,150	28,223
Due from subsidiaries(1)	242	270
Income taxes receivable	71	251
Other assets	1,121	1,202
Total assets	$34,584	$29,946
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$347	$329
Notes payable and lease obligations	7,219	6,819
Other liabilities	920	813
Total liabilities	8,486	7,961
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2024 and 2023; issued 1,356,763 shares in 2024 and 1,355,398 shares in 2023	136	136
Additional paid-in capital	2,894	2,771
Retained earnings	52,277	47,993
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,998)	(4,069)
Unrealized gains (losses) on fixed maturity securities	24	1,139
Unrealized gains (losses) on derivatives	(20)	(22)
Effect of changes in discount rate assumptions	2,006	(2,560)
Pension liability adjustment	10	(8)
Treasury stock, at average cost	(26,231)	(23,395)
Total shareholders' equity	26,098	21,985
Total liabilities and shareholders' equity	$34,584	$29,946
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities:
Net earnings	$5,443	$4,659	$4,418
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(5,090)	(4,418)	(4,787)
Cash dividends received from subsidiaries	4,274	3,410	2,705
Other, net	(292)	(686)	18
Net cash provided (used) by operating activities	4,335	2,965	2,354
Cash flows from investing activities:
Fixed maturity securities sold	572	547	392
Fixed maturity securities purchased	(695)	(345)	(438)
Other investments sold (purchased)	(243)	(34)	(206)
Settlement of derivatives	469	693	718
Additional capitalization of subsidiaries(1)	(84)	(203)	(294)
Other, net	0	1	1
Net cash provided (used) by investing activities	19	659	173
Cash flows from financing activities:
Purchases of treasury stock	(2,800)	(2,801)	(2,401)
Proceeds from borrowings	823	0	1,277
Principal payments under debt obligations	0	0	(1,416)
Dividends paid to shareholders	(1,087)	(966)	(979)
Treasury stock reissued	14	17	17
Proceeds from exercise of stock options	9	13	12
Net change in amount due to/from subsidiaries(1)	(5)	(6)	16
Other, net	(7)	(17)	(7)
Net cash provided (used) by financing activities	(3,053)	(3,760)	(3,481)
Net change in cash and cash equivalents	1,301	(136)	(954)
Cash and cash equivalents, beginning of period	1,007	1,143	2,097
Cash and cash equivalents, end of period	$2,308	$1,007	$1,143
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
(A) Notes Payable and Lease Obligations
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2024	2023
1.125% senior sustainability notes due March 2026	$399	$398
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	994	993
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	79	87
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	378	422
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	81	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	211	234
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	79	88
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	84	93
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	184	206
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	176	0
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	189	211
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	58	65
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	130	145
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	133	148
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	76	84
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	95	106
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	48	0
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	115	0
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	62	69
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	66	74
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	94	0
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	63	70
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	41	45
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	56	62
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	103	0
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	39	44
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	63	70
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	35	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	375	419
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	125	140
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	75	84
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	122	0
Yen-denominated loans:
Variable interest rate loan due August 2027 (.84% in 2024 and .35% in 2023, principal amount ¥11.7 billion)	74	82
Variable interest rate loan due August 2029 (.94% in 2024 and .45% in 2023, principal amount ¥25.3 billion)	160	178
Variable interest rate loan due August 2032 (1.09% in 2024 and .60% in 2023, principal amount ¥70.0 billion)	441	492
Operating lease obligations payable through 2032	5	0
Total notes payable and lease obligations	$7,219	$6,819
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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2024, are as follows:

(In millions)
2025	$79
2026	700
2027	453
2028	0
2029	533
Thereafter	5,500
Total	$7,265

For further information regarding notes payable and lease obligations, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2024, the Parent Company's outstanding freestanding derivative contracts were swaps, foreign currency forwards and options. The cross-currency swap agreements relate to certain of the Parent Company's U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. The foreign currency forwards and options are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company also enters into foreign currency forward contracts with Aflac Re to economically manage the currency mismatch between Aflac Re's assets which are mostly denominated in U.S. dollars and its liabilities which are mostly denominated in yen. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.
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

(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2024	2023	2022
Interest paid	$180	$184	$211
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	41	37	37

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2024:
Aflac Japan	$5,102	$60,890	$1,199	$5,460
Aflac U.S.	3,656	10,960	103	0
All other	0	4,817	22	0
Intercompany eliminations	0	(5,905)	(38)	0
Total	$8,758	$70,762	$1,286	$5,460
2023:
Aflac Japan	$5,559	$73,641	$1,358	$6,169
Aflac U.S.	3,573	11,492	107	0
All other	0	3,967	12	0
Intercompany eliminations	0	(5,121)	(26)	0
Total	$9,132	$83,979	$1,451	$6,169
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Earned Premiums	Net Investment Income	Total Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2024:
Aflac Japan	$6,930	$3,032	$4,317	$321	$1,527	$7,866
Aflac U.S.	5,829	883	2,726	530	2,064	5,905
All other	681	201	407	0	618	0
Total	$13,440	$4,116	$7,450	$851	$4,209	$13,771
2023:
Aflac Japan	$8,047	$3,033	$5,313	$326	$1,790	$8,571
Aflac U.S.	5,675	854	2,431	490	2,201	5,666
All other	400	(77)	467	0	421	0
Total	$14,123	$3,811	$8,211	$816	$4,412	$14,237
2022:
Aflac Japan	$9,186	$2,867	$6,191	$338	$2,080	$9,474
Aflac U.S.	5,570	759	2,555	455	2,117	5,469
All other	145	30	141	0	395	0
Total	$14,901	$3,656	$8,887	$792	$4,592	$14,943
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2024:
Life insurance in force	$187,553	$13,481	$21,192	$195,264	11%
Premiums:
Health insurance	$11,784	$233	$135	$11,686	1%
Life insurance	1,778	51	27	1,754	2
Total earned premiums	$13,562	$284	$162	$13,440	1%
2023:
Life insurance in force	$163,601	$15,592	$28,716	$176,725	16%
Premiums:
Health insurance	$12,335	$352	$167	$12,150	1%
Life insurance	1,983	52	42	1,973	2
Total earned premiums	$14,318	$404	$209	$14,123	1%
2022:
Life insurance in force	$132,880	$11,755	$34,599	$155,724	22%
Premiums:
Health insurance	$12,900	$384	$235	$12,751	2%
Life insurance	2,125	35	60	2,150	3
Total earned premiums	$15,025	$419	$295	$14,901	2%
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

Adjusted Net Investment Income – Net Investment Income adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and ii) net interest cash flows from foreign currency and interest rate derivatives associated with certain investment strategies, which are reclassified from net investment gains and (losses) to net investment income. The Company considers adjusted net investment income important because it provides a more comprehensive understanding of the costs and income associated with the Company's investments and related hedging strategies. The metric is used in segment reporting as a component of segment profitability.

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

Economic Solvency Ratio (ESR) – An economic value-based soundness indicator that demonstrates whether the insurance company has sufficient capital to cover future risks. Assets and liabilities are evaluated at economic value, the risk amount incurred in a stressed environment is measured, and the capital sufficiency for this risk is assessed. The ESR level, which is the basis for supervisory intervention by the authorities, is set at 100%.

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

Liquidity Support – Internally defined and established dollar amount of liquidity reserved for supporting potential collateral and settlements of derivatives at the Parent Company and short-term funding needs.
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

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 26, 2025
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 26, 2025
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Brodén	Senior Executive Vice President,	February 26, 2025
(Max K. Brodén)	Chief Financial Officer

/s/ Robin L. Blackmon	Senior Vice President, Financial Services;	February 26, 2025
(Robin L. Blackmon)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 26, 2025
(W. Paul Bowers)

/s/ Arthur R. Collins	Director	February 26, 2025
(Arthur R. Collins)

/s/ Miwako Hosoda	Director	February 26, 2025
(Miwako Hosoda)

/s/ Thomas J. Kenny	Director	February 26, 2025
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 26, 2025
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 26, 2025
(Karole F. Lloyd)

/s/ Nobuchika Mori	Director	February 26, 2025
(Nobuchika Mori)

/s/ Joseph L. Moskowitz	Director	February 26, 2025
(Joseph L. Moskowitz)

/s/ Katherine T. Rohrer	Director	February 26, 2025
(Katherine T. Rohrer)