Form 10-Q
period 2025-03-31
AFLAC INC
filed 2025-05-07
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 540,645,028 shares of the issuer's common stock were outstanding as of April 29, 2025.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2025	2024
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,381	$3,456
Net investment income	955	1,000
Net investment gains (losses)	(963)	951
Other income (loss)	25	29
Total revenues	3,398	5,436
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	1,986	2,066
Reserve remeasurement (gains) losses	(41)	(56)
Total benefits and claims, net	1,945	2,010
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	216	215
Insurance commissions	240	255
Insurance and other expenses	802	739
Interest expense	50	47
Total acquisition and operating expenses	1,308	1,256
Total benefits and expenses	3,253	3,266
Earnings before income taxes	145	2,170
Income taxes	116	291
Net earnings	$29	$1,879
Net earnings per share:
Basic	$.05	$3.27
Diluted	.05	3.25
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	544,707	574,886
Diluted	546,878	577,482
Cash dividends per share	$.58	$.50
(1) Includes a gain (loss) of an immaterial amount and $(3) for the three-month periods ended March 31, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2025	2024
Net earnings	$29	$1,879
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	352	(501)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(1,541)	103
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(40)	(168)
Unrealized gains (losses) on derivatives during period	2	(5)
Effect of changes in discount rate assumptions during period	2,396	1,348
Pension liability adjustment during period	41	2
Total other comprehensive income (loss) before income taxes	1,210	779
Income tax expense (benefit) related to items of other comprehensive income (loss)	91	361
Other comprehensive income (loss), net of income taxes	1,119	418
Total comprehensive income (loss)	$1,148	$2,297
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2025 and 2024, amortized cost $64,638 in 2025 and $61,455 in 2024)	$63,547	$61,841
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,907 in 2025 and $2,634 in 2024)	3,597	3,428
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2025 and $5 in 2024 (fair value $17,135 in 2025 and $16,772 in 2024)	16,888	15,966
Equity securities, at fair value	764	796
Commercial mortgage and other loans, net of allowance for credit losses of $368 in 2025 and $355 in 2024 (includes $8,540 in 2025 and $8,693 in 2024 of consolidated variable interest entities)	10,656	10,869
Other investments (includes $2,151 in 2025 and $2,176 in 2024 of consolidated variable interest entities)	6,763	5,958
Cash and cash equivalents	5,231	6,229
Total investments and cash	107,446	105,087
Receivables	894	779
Accrued investment income	682	710
Deferred policy acquisition costs	9,083	8,758
Property and equipment, at cost less accumulated depreciation	391	387
Other	1,762	1,845
Total assets	$120,258	$117,566
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$71,197	$70,381
Unpaid policy claims	411	381
Unearned premiums	1,357	1,286
Other policyholders’ funds	5,863	5,460
Total policy liabilities	78,828	77,508
Income taxes	815	573
Payables for return of cash collateral on loaned securities	3,142	2,037
Notes payable and lease obligations	7,751	7,498
Other	3,384	3,852
Total liabilities	93,920	91,468
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2025 and 2024; issued 1,357,752 shares in 2025 and 1,356,763 shares in 2024	136	136
Additional paid-in capital	2,919	2,894
Retained earnings	52,308	52,277
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,549)	(4,998)
Unrealized gains (losses) on fixed maturity securities	(1,233)	24
Unrealized gains (losses) on derivatives	(18)	(20)
Effect of changes in discount rate assumptions	3,899	2,006
Pension liability adjustment	42	10
Treasury stock, at average cost	(27,166)	(26,231)
Total shareholders’ equity	26,338	26,098
Total liabilities and shareholders’ equity	$120,258	$117,566
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
Net earnings	0	0	29	0	0	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	449	0	449
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,257)	0	(1,257)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,893	0	1,893
Pension liability adjustment during period, net of income taxes	0	0	0	32	0	32
Dividends to shareholders (1) ($.00 per share)	0	0	2	0	0	2
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(949)	(949)
Treasury stock reissued	0	13	0	0	14	27
Balance at March 31, 2025	$136	$2,919	$52,308	$(1,859)	$(27,166)	$26,338

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$136	$2,771	$47,993	$(5,520)	$(23,395)	$21,985
Net earnings	0	0	1,879	0	0	1,879
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(597)	0	(597)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(47)	0	(47)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(4)	0	(4)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,065	0	1,065
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders (1) ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	18	0	0	0	18
Purchases of treasury stock	0	0	0	0	(793)	(793)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2024	$136	$2,806	$49,872	$(5,102)	$(24,175)	$23,537
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2025	2024
Cash flows from operating activities:
Net earnings	$29	$1,879
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(37)	32
Capitalization of deferred policy acquisition costs	(246)	(254)
Amortization of deferred policy acquisition costs	216	215
Increase in policy liabilities	(136)	(41)
Change in income tax liabilities	117	291
Net investment (gains) losses	963	(951)
Other, net	(317)	(322)
Net cash provided (used) by operating activities	589	849
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	5,935	2,286
Equity securities	96	267
Commercial mortgage and other loans	500	379
Costs of investments acquired:
Available-for-sale fixed maturity securities	(6,624)	(2,127)
Equity securities	(101)	(73)
Commercial mortgage and other loans	(392)	(251)
Other investments, net	(697)	(2,119)
Settlement of derivatives, net	18	(256)
Cash received (pledged or returned) as collateral, net	984	1,973
Other, net	(78)	148
Net cash provided (used) by investing activities	(359)	227
Cash flows from financing activities:
Purchases of treasury stock	(900)	(750)
Proceeds from borrowings	0	823
Dividends paid to shareholders	(306)	(278)
Change in investment-type contracts, net	(58)	(50)
Treasury stock reissued	4	6
Other, net	(1)	(7)
Net cash provided (used) by financing activities	(1,261)	(256)
Effect of exchange rate changes on cash and cash equivalents	33	(28)
Net change in cash and cash equivalents	(998)	792
Cash and cash equivalents, beginning of period	6,229	4,306
Cash and cash equivalents, end of period	$5,231	$5,098
Supplemental disclosures of cash flow information:
Income taxes paid	$(1)	$0
Interest paid	40	34
Noncash interest	10	13
Noncash real estate acquired in satisfaction of debt	71	35
Noncash financing activities:
Lease obligations	10	5
Treasury stock issued for:
Associate stock bonus	5	4
Shareholder dividend reinvestment	11	10
Share-based compensation grants	7	6
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data - Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in Japan and the United States (U.S.). The Company's insurance business is marketed and administered through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan and through American Family Life Assurance Company of Columbus (Aflac), American Family Life Assurance Company of New York (Aflac New York), Continental American Insurance Company (CAIC), Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS) in the U.S. The Company’s operations consist of two reportable business segments: Aflac Japan, which includes ALIJ, and Aflac U.S., which includes Aflac, Aflac New York, CAIC, TOIC, and ABS. Aflac New York is a wholly owned subsidiary of Aflac. Most of the Aflac U.S. policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by ABS, and certain group life insurance products, Aflac U.S. markets and administers group products through CAIC, branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through TOIC. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re Bermuda Ltd.(Aflac Re), and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2025 and December 31, 2024, and the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2025 and 2024. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued amendments that add certain segment disclosures related to significant segment expenses and require that a public entity disclose the title and position of the Chief Operating Decision Maker (CODM) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

The Company adopted this guidance for the annual period beginning January 1, 2024, and interim periods beginning January 1, 2025. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations. See Note 2 for expanded disclosures required as a result of the amended guidance.

Accounting Pronouncements Pending Adoption

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

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 53% and 56% in the three-month periods ended March 31, 2025 and 2024, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 78% at March 31, 2025, compared with 77% at December 31, 2024.

Information regarding operations by reportable segment and Corporate and other is presented in the following tables.

	Three Months Ended March 31,
(In millions)	2025	2024
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,681	$1,816
Adjusted net investment income	586	648
Other income	5	9
Total adjusted revenue Aflac Japan	2,272	2,473
Aflac U.S.:
Net earned premiums	1,502	1,475
Adjusted net investment income	202	206
Other income	17	18
Total adjusted revenue Aflac U.S.	1,721	1,699
Corporate and other (2)	326	247
Total adjusted revenues	4,319	4,419
Net investment gains (losses)	(963)	951
Reconciling items:
Amortized hedge costs	7	6
Amortized hedge income	(30)	(28)
Net interest (income) expense from derivatives associated with certain investment strategies	65	88
Total revenues	$3,398	$5,436
(1) Includes a gain (loss) of an immaterial amount and $(3) for the three-month periods ended March 31, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $8 and $32 for the three-month periods ended March 31, 2025 and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $7 and $33 for the three-month periods ended March 31, 2025 and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

	Three Months Ended March 31,
(In millions)	2025	2024
Adjusted revenues:
Aflac Japan (1)	$2,272	$2,473
Aflac U.S.	1,721	1,699
Corporate and other (2)	326	247
Total adjusted revenues	4,319	4,419
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	1,130	1,243
Reserve remeasurement (gains) losses	(25)	(26)
Total benefits and claims, net	1,105	1,217
Adjusted expenses:
Amortization of deferred policy acquisition costs	79	83
Insurance commissions	105	114
Insurance and other expenses	261	249
Total benefits and adjusted expenses Aflac Japan	1,550	1,663
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	731	715
Reserve remeasurement (gains) losses	(15)	(29)
Total benefits and claims, net	716	686
Adjusted expenses:
Amortization of deferred policy acquisition costs	137	132
Insurance commissions	135	141
Insurance and other expenses	375	384
Total benefits and adjusted expenses Aflac U.S.	1,363	1,343
Corporate and other	283	250
Total adjusted expenses	$3,196	$3,256
Pretax earnings:
Aflac Japan (1)	$722	$810
Aflac U.S.	358	356
Corporate and other (2)	43	(3)
Pretax adjusted earnings	1,123	1,163
Other income (loss)	(53)	(2)
Net investment gains (losses)	(963)	951
Reconciling items:
Amortized hedge costs	7	6
Amortized hedge income	(30)	(28)
Net interest (income) expense from derivatives associated with certain investment strategies	65	88
Impact of interest from derivatives associated with notes payable	(4)	(8)
Total earnings before income taxes	$145	$2,170
Income taxes applicable to pretax adjusted earnings	$217	$202
Effect of foreign currency translation on after-tax adjusted earnings	(8)	(44)
(1) Includes a gain (loss) of an immaterial amount and $(3) for the three-month periods ended March 31, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $8 and $32 for the three-month periods ended March 31, 2025, and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $7 and $33 for the three-month periods ended March 31, 2025, and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

Internal Reinsurance: Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by Aflac Japan and is reported as a part of Corporate and other. Under these internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $178 million and $136 million for the three-month periods ended March 31, 2025 and 2024, respectively, related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see the accompanying Note 8 and Note 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

Total Assets: The Company's total assets were as follows:

(In millions)	March 31, 2025	December 31, 2024
Assets:
Aflac Japan	$93,430	$90,210
Aflac U.S.	21,881	21,930
Corporate and other	4,947	5,426
Total assets	$120,258	$117,566

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	March 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$20,005	$0	$145	$2,608	$17,542
Municipalities	919	0	50	105	864
Mortgage- and asset-backed securities	342	0	2	29	315
Public utilities	2,771	0	155	155	2,771
Sovereign and supranational	349	0	9	10	348
Banks/financial institutions	5,553	0	225	448	5,330
Other corporate	5,655	0	475	413	5,717
Total yen-denominated	35,594	0	1,061	3,768	32,887
U.S. dollar-denominated:
U.S. government and agencies	275	0	2	2	275
Municipalities	1,190	0	69	68	1,191
Mortgage- and asset-backed securities	3,574	0	205	46	3,733
Public utilities	4,162	0	376	142	4,396
Sovereign and supranational	58	0	20	0	78
Banks/financial institutions	3,673	0	388	30	4,031
Other corporate	18,938	0	2,224	689	20,473
Total U.S. dollar-denominated	31,870	0	3,284	977	34,177
Other currencies:
Public utilities	55	0	0	1	54
Other corporate	26	0	0	0	26
Total other currencies	81	0	0	1	80
Total securities available-for-sale	$67,545	$0	$4,345	$4,746	$67,144

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,409	$0	$465	$2,234	$17,640
Municipalities	869	0	65	79	855
Mortgage- and asset-backed securities	327	0	4	23	308
Public utilities	2,746	0	202	108	2,840
Sovereign and supranational	330	0	16	8	338
Banks/financial institutions	5,376	0	267	342	5,301
Other corporate	5,329	0	568	305	5,592
Total yen-denominated	34,386	0	1,587	3,099	32,874
U.S. dollar-denominated:
U.S. government and agencies	208	0	1	3	206
Municipalities	1,167	0	65	53	1,179
Mortgage- and asset-backed securities	2,987	0	302	34	3,255
Public utilities	3,938	0	418	151	4,205
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,271	0	420	36	3,655
Other corporate	18,050	0	2,493	752	19,791
Total U.S. dollar-denominated	29,678	0	3,720	1,029	32,369
Other currencies:
Other corporate	25	0	1	0	26
Total other currencies	25	0	1	0	26
Total securities available-for-sale	$64,089	$0	$5,308	$4,128	$65,269

	March 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,195	$2	$16,193	$368	$155	$16,406
Municipalities	249	0	249	11	0	260
Public utilities	33	0	33	0	0	33
Sovereign and supranational	399	3	396	22	0	418
Other corporate	17	0	17	1	0	18
Total yen-denominated	16,893	5	16,888	402	155	17,135
Total securities held-to-maturity	$16,893	$5	$16,888	$402	$155	$17,135

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,311	$2	$15,309	$759	$9	$16,059
Municipalities	235	0	235	22	0	257
Public utilities	32	0	32	1	0	33
Sovereign and supranational	377	3	374	31	0	405
Other corporate	16	0	16	2	0	18
Total yen-denominated	15,971	5	15,966	815	9	16,772
Total securities held-to-maturity	$15,971	$5	$15,966	$815	$9	$16,772

	March 31, 2025	December 31, 2024
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$491	$484
U.S. dollar-denominated	273	312
Total equity securities	$764	$796

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first three months of 2025 and 2024, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2025, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,572	$1,728
Due after one year through five years	8,158	8,943
Due after five years through 10 years	15,563	16,267
Due after 10 years	38,336	36,158
Mortgage- and asset-backed securities	3,916	4,048
Total fixed maturity securities available-for-sale	$67,545	$67,144
Held-to-maturity:
Due in one year or less	$33	$35
Due after one year through five years	2	2
Due after five years through 10 years	9,008	9,346
Due after 10 years	7,845	7,752
Total fixed maturity securities held-to-maturity	$16,888	$17,135
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2025			December 31, 2024
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$35,251	$33,082	A+	$33,822	$32,844
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$114	$34
Gross losses from sales	(235)	(282)
Foreign currency gains (losses)	161	416
Other investments:
Gross gains (losses) from sales and redemptions	1	5
Total sales and redemptions	41	173
Equity securities	(61)	76
Credit losses:
Fixed maturity securities held-to-maturity	0	0
Commercial mortgage and other loans	(53)	(7)
Impairment losses	0	0
Loan commitments	(2)	1
Reinsurance recoverables and other	0	5
Total credit losses	(55)	(1)
Derivatives and other:
Derivative gains (losses)	(45)	(215)
Foreign currency gains (losses)	(843)	918
Total derivatives and other	(888)	703
Total net investment gains (losses)	$(963)	$951

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2025 that relate to equity securities held at the March 31, 2025 reporting date were $55 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2024 that relate to equity securities held at the March 31, 2024 reporting date were $71 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2025	December 31, 2024
Unrealized gains (losses) on securities available-for-sale	$(401)	$1,180
Deferred income taxes	(832)	(1,156)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(1,233)	$24

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$68	$2	$33	$0	$35	$2
Japan government and agencies:
Yen-denominated	11,951	2,608	6,090	179	5,861	2,429
Municipalities:
U.S. dollar-denominated	656	68	72	3	584	65
Yen-denominated	339	105	96	8	243	97
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,091	46	697	20	394	26
Yen-denominated	208	29	22	0	186	29
Public utilities:
U.S. dollar-denominated	1,689	142	816	17	873	125
Yen-denominated	1,037	155	258	23	779	132
Other currencies	53	1	53	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	0	0	0	0	0	0
Yen-denominated	49	10	0	0	49	10
Banks/financial institutions:
U.S. dollar-denominated	749	30	544	7	205	23
Yen-denominated	3,576	448	472	14	3,104	434
Other corporate:
U.S. dollar-denominated	6,596	689	2,690	58	3,906	631
Yen-denominated	2,302	413	810	53	1,492	360
Total	$30,364	$4,746	$12,653	$383	$17,711	$4,363

	December 31, 2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$106	$3	$59	$1	$47	$2
Japan government and agencies:
Yen-denominated	8,136	2,234	2,070	57	6,066	2,177
Municipalities:
U.S. dollar-denominated	666	53	67	3	599	50
Yen-denominated	341	79	96	2	245	77
Mortgage- and asset- backed securities:
U.S. dollar-denominated	567	34	173	2	394	32
Yen-denominated	196	23	12	0	184	23
Public utilities:
U.S. dollar-denominated	1,570	151	699	19	871	132
Yen-denominated	1,020	108	368	11	652	97
Sovereign and supranational:
Yen-denominated	47	8	0	0	47	8
Banks/financial institutions:
U.S. dollar-denominated	625	36	376	7	249	29
Yen-denominated	3,197	342	471	22	2,726	320
Other corporate:
U.S. dollar-denominated	6,097	752	2,036	59	4,061	693
Yen-denominated	1,733	305	289	14	1,444	291
Total	$24,301	$4,128	$6,716	$197	$17,585	$3,931

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of March 31, 2025. Refer to the Allowance for Credit Losses section below for additional information.

As of March 31, 2025 and December 31, 2024, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

	March 31, 2025		December 31, 2024
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,238	11.2%	$1,361	12.1%
Retail	350	3.2	349	3.1
Apartments/Multi-Family	2,158	19.6	2,201	19.6
Industrial	100	.9	117	1.1
Hospitality	526	4.8	556	5.0
Other	306	2.8	318	2.8
Total transitional real estate loans	4,678	42.5	4,902	43.7
Commercial mortgage loans:
Office	298	2.7	300	2.7
Retail	212	1.9	214	1.9
Apartments/Multi-Family	569	5.1	572	5.1
Industrial	433	3.9	436	3.9
Other	14	.1	15	.1
Total commercial mortgage loans	1,526	13.7	1,537	13.7
Middle market loans	4,451	40.4	4,423	39.4
Other loans	369	3.4	362	3.2
Total commercial mortgage and other loans	$11,024	100.0%	$11,224	100.0%
Allowance for credit losses	(368)		(355)
Total net commercial mortgage and other loans	$10,656		$10,869
CMLs and TREs are secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (14%) and Florida (10%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are relatively short-term floating rate commercial mortgage loans that are secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of March 31, 2025, the Company had $245 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of March 31, 2025, the Company had commitments of approximately $664 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of March 31, 2025, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

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

For other loans, the Company’s key credit quality indicator is credit ratings. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

The following tables present as of March 31, 2025 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$371	$390	$47	$808
60%-69.99%	0	0	77	431	442	396	1,346
70%-79.99%	14	0	14	823	625	64	1,540
80% or greater	0	0	0	335	353	296	984
Total	$14	$0	$91	$1,960	$1,810	$803	$4,678
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$24	$24

Commercial Mortgage Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$32	$0	$265	$1,009	$1,306	2.72
60%-69.99%	0	0	0	0	25	47	72	2.11
70%-79.99%	0	0	0	0	0	55	55	1.69
80% or greater	0	13	0	0	0	80	93	0.57
Total	$0	$13	$32	$0	$290	$1,191	$1,526	2.52
Weighted Average DSCR	0.00	1.13	2.62	0.00	3.16	2.38
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$0	$30	$29	$0	$78	$108	$12	$257
BB	61	425	43	426	374	607	76	2,012
B	34	226	53	234	480	662	46	1,735
CCC	0	5	0	14	61	223	19	322
CC	0	0	0	13	0	16	5	34
C and lower	0	0	0	0	0	87	4	91
Total	$95	$686	$125	$687	$993	$1,703	$162	$4,451
Current-period gross writeoffs:	$0	$0	$0	$0	$11	$3	$0	$14

Other Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$0	$0	$79	$0	$0	$0	$79
AA	0	0	0	8	3	0	0	11
BBB	0	184	68	27	0	0	0	279
BB	0	0	0	0	0	0	0	0
Total	$0	$184	$68	$114	$3	$0	$0	$369
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	March 31, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,193	$18	$467	$485	$4,678	$467
Commercial mortgage loans	1,526	0	0	0	1,526	0
Middle market loans	4,301	70	80	150	4,451	128
Other loans	369	0	0	0	369	0
Total	$10,389	$88	$547	$635	$11,024	$595
(1) As of March 31, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,364	$195	$343	$538	$4,902	$378
Commercial mortgage loans	1,537	0	0	0	1,537	0
Middle market loans	4,295	63	65	128	4,423	108
Other loans	362	0	0	0	362	0
Total	$10,558	$258	$408	$666	$11,224	$486
(1) As of December 31, 2024, there were no loans that were 90 days or more past due that continued to accrue interest.

For the three-month period ended March 31, 2025, the Company recognized $1 million of interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. For the three-month period ended March 31, 2024, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $146 million and $140 million had no credit loss allowance as of March 31, 2025 and December 31, 2024, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of March 31, 2025 and December 31, 2024, MMLs with an amortized cost of $20 million and $5 million, respectively, were on nonaccrual status without an allowance for credit losses.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first three months of 2025 and 2024. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded.

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

Three Months Ended March 31, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Middle Market Loans:
Principal forgiveness	$1	0.0%	Reduction in the amortized cost basis of $3 million
Term extension	33	1.0	Term extension of six months on average
Other-than-insignificant payment delays	47	1.0	Delay in principal and interest payments of 23 months on average
(1) Net of allowance for credit losses

Three Months Ended March 31, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays and interest rate reduction	$210	3.0%	Delay in payments of 51 months on average and reduction in the weighted-average contractual interest rate from 8.3% to 6.9%
(1) Net of allowance for credit losses

The following table presents an aging of loans that received modifications in the 12 months preceding the period presented, at amortized cost.

	March 31, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$347	$0	$0	$0
Middle market loans	96	0	0	20
Total	$443	$0	$0	$20

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of March 31, 2025 and 2024, and subsequently defaulted in the three-month periods ended March 31, 2025 and 2024, were immaterial.

As of March 31, 2025, the Company had $5 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification, compared with $14 million as of December 31, 2024.

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

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $16.1 billion amortized cost as of March 31, 2025 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended March 31, 2025:
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(Addition to) release of allowance for credit losses	(28)	(1)	(24)	(2)	0	0	(55)
Writeoffs, net of recoveries	24	0	14	0	0	0	38
Change in foreign exchange	0	0	0	0	0	0	0
Balance at March 31, 2025	$(203)	$(15)	$(150)	$(19)	$(5)	$0	$(392)
Three Months Ended March 31, 2024:
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(Addition to) release of allowance for credit losses	(2)	(3)	(3)	1	0	0	(7)
Writeoffs, net of recoveries	0	0	50	0	0	0	50
Change in foreign exchange	0	0	0	0	0	0	0
Balance at March 31, 2024	$(114)	$(19)	$(99)	$(15)	$(5)	$0	$(252)

As of March 31, 2025, the Company identified TREs with an amortized cost of $311 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of March 31, 2025, the Company established a credit allowance of $25 million related to these loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2025	December 31, 2024
Other investments:
Policy loans	$211	$203
Short-term investments (1)	2,259	1,599
Limited partnerships (2)	3,482	3,435
Real estate owned	774	682
Other	37	39
Total other investments	$6,763	$5,958
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

Real estate owned (REO) consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of March 31, 2025 and December 31, 2024, all REO was classified as held-and-used for the production of income, which is carried at cost less accumulated depreciation. Depreciation expense was $6 million and $1 million for the three-month periods ended March 31, 2025 and 2024, respectively. Additionally, as of March 31, 2025 and December 31, 2024, accumulated depreciation was $20 million and $14 million, respectively.

The Company had $2.6 billion and $2.8 billion in outstanding commitments to fund investments in limited partnerships, which includes $2.0 billion and $2.1 billion of unfunded commitments related to VIEs that are non-consolidated as of March 31, 2025 and December 31, 2024, respectively.

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

The following table presents the carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	March 31, 2025	December 31, 2024
Assets:
Fixed maturity securities, available-for-sale	$3,597	$3,428
Commercial mortgage and other loans	8,540	8,693
Other investments (1)	2,151	2,176
Other assets (2)	49	53
Total assets of consolidated VIEs	$14,337	$14,350
Liabilities:
Other liabilities (2)	$642	$604
Total liabilities of consolidated VIEs	$642	$604
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
Investments in Variable Interest Entities Not Consolidated

(In millions)	March 31, 2025	December 31, 2024
Assets:
Fixed maturity securities, available-for-sale	$6,624	$6,243
Other investments (1)	1,194	1,124
Total investments in VIEs not consolidated	$7,818	$7,367
(1) Consists entirely of alternative investments in limited partnerships

Certain investments in VIEs that the Company is not required to consolidate are investments that are in the form of debt obligations issued by the VIEs. These fixed maturity securities include structured securities, primarily asset-backed securities. The Company's involvement in the related VIEs is limited to that of a passive investor in asset-backed securities issued by the VIEs. The Company also invests in fixed maturity debt securities issued by VIEs that are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. The Company does not have the power to direct the activities that most significantly impact the entity's economic performance, nor does it have the obligation to absorb losses of the VIE entity or the right to receive benefits from the entity that could be significant to the entity. As such, the Company is not the primary beneficiary of these VIEs and therefore is not required to consolidate them.

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
	March 31, 2025			December 31, 2024
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,303	$2,303	$0	$1,027	$1,027
Public utilities	39	0	39	34	0	34
Banks/financial institutions	131	0	131	193	0	193
Other corporate	669	0	669	783	0	783
Total borrowings	$839	$2,303	$3,142	$1,010	$1,027	$2,037
Gross amount of recognized liabilities for securities lending transactions			$3,142			$2,037
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $1.3 billion and $3.0 billion at March 31, 2025 and December 31, 2024, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2025, and December 31, 2024, respectively.

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

•cross-currency swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures;

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

	March 31, 2025			December 31, 2024
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$5	$18	$0	$6
Total cash flow hedges	18	0	5	18	0	6
Net investment hedge:
Foreign currency forwards	2,674	91	38	1,809	185	0
Total net investment hedge	2,674	91	38	1,809	185	0
Non-qualifying strategies:
Foreign currency swaps	0	0	0	450	2	0
Foreign currency swaps - VIE	3,068	49	637	3,042	53	598
Foreign currency forwards	173	1	1	0	0	0
Foreign currency options	24,195	2	0	24,195	0	0
Interest rate swaps	29,280	5	304	17,230	0	329
Total non-qualifying strategies	56,716	57	942	44,917	55	927
Total derivatives	$59,408	$148	$985	$46,744	$240	$933

Cash Flow Hedges

From time to time, for certain variable-rate available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the variable rate interest to fixed rate interest as well as interest cash flows between Japanese yen and U.S. dollar. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately two years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the Non-qualifying Strategies section of this note.

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

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of March 31, 2025 and December 31, 2024; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Fixed maturity securities	$1,305	$1,294	$128	$137
(1) The balance includes hedging adjustment on discontinued hedging relationships of $128 in 2025 and $137 in 2024.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2025 and 2024, respectively.
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

The Parent Company had cross-currency swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert interest and principal on the notes from U.S. dollar to Japanese yen. These swaps matured in March 2025. Changes in the values of these swaps were recorded in earnings in the period where they occurred.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2025				2024
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$2	$0	$(1)		$0
Total cash flow hedges	0	(1)	(1)	2	0	(1)	(1)	0
Net investment hedge:
Non-derivative hedging instruments		0		(240)		0		236
Foreign currency forwards		36		(144)		44		145
Total net investment hedge		36		(384)		44		381
Non-qualifying strategies:
Foreign currency swaps		0				1
Foreign currency swaps - VIE		(57)				(88)
Foreign currency forwards		0				17
Foreign currency options		(5)				(41)
Interest rate swaps		(18)				(147)
Total non-qualifying strategies		(80)				(258)
Total	$0	$(45)		$(382)	$0	$(215)		$381
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2025, and $1 of losses during the three-month period ended March 31, 2024.

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

As of March 31, 2025, $3 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of March 31, 2025, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $883 million and $804 million as of March 31, 2025 and December 31, 2024, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2025, the Company estimates that it would be required to post a maximum of $584 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$94	$0	$94	$(36)	$(12)	$(46)	$0
OTC - cleared	5	0	5	(5)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	99	0	99	(41)	(12)	(46)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	49		49				49
Total derivative assets not subject to a master netting agreement or offsetting arrangement	49		49				49
Total derivative assets	148	0	148	(41)	(12)	(46)	49
Securities lending and similar arrangements	3,128	0	3,128	0	0	(3,128)	0
Total	$3,276	$0	$3,276	$(41)	$(12)	$(3,174)	$49

December 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$187	$0	$187	$0	$(45)	$(135)	$7
Total derivative assets subject to a master netting agreement or offsetting arrangement	187	0	187	0	(45)	(135)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	53		53				53
Total derivative assets not subject to a master netting agreement or offsetting arrangement	53		53				53
Total derivative assets	240	0	240	0	(45)	(135)	60
Securities lending and similar arrangements	2,001	0	2,001	0	0	(2,001)	0
Total	$2,241	$0	$2,241	$0	$(45)	$(2,136)	$60

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$39	$0	$39	$(36)	$0	$0	$3
OTC - cleared	304	0	304	(5)	(17)	(282)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	343	0	343	(41)	(17)	(282)	3
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	642		642				642
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	642		642				642
Total derivative liabilities	985	0	985	(41)	(17)	(282)	645
Securities lending and similar arrangements	3,142	0	3,142	(3,128)	0	0	14
Total	$4,127	$0	$4,127	$(3,169)	$(17)	$(282)	$659

December 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - cleared	$329	$0	$329	$0	$0	$(329)	$0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	329	0	329	0	0	(329)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	604		604				604
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	604		604				604
Total derivative liabilities	933	0	933	0	0	(329)	604
Securities lending and similar arrangements	2,037	0	2,037	(2,001)	0	0	36
Total	$2,970	$0	$2,970	$(2,001)	$0	$(329)	$640

For additional information on the Company's financial instruments, see the accompanying Notes 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

	March 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$16,972	$845	$0	$17,817
Municipalities	0	2,055	0	2,055
Mortgage- and asset-backed securities	0	2,445	1,603	4,048
Public utilities	0	6,465	756	7,221
Sovereign and supranational	0	402	24	426
Banks/financial institutions	0	9,351	10	9,361
Other corporate	0	26,079	137	26,216
Total fixed maturity securities	16,972	47,642	2,530	67,144
Equity securities	604	0	160	764
Other investments	2,259	0	0	2,259
Cash and cash equivalents	5,231	0	0	5,231
Other assets:
Foreign currency swaps	0	49	0	49
Foreign currency forwards	0	92	0	92
Foreign currency options	0	2	0	2
Interest rate swaps	0	5	0	5
Total other assets	0	148	0	148
Total assets	$25,066	$47,790	$2,690	$75,546
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$642	$0	$642
Foreign currency forwards	0	39	0	39
Interest rate swaps	0	304	0	304
Total liabilities	$0	$985	$0	$985

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$17,088	$758	$0	$17,846
Municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities	0	6,398	647	7,045
Sovereign and supranational	0	393	23	416
Banks/financial institutions	0	8,946	10	8,956
Other corporate	0	25,178	231	25,409
Total fixed maturity securities	17,088	46,114	2,067	65,269
Equity securities	639	0	157	796
Other investments	1,599	0	0	1,599
Cash and cash equivalents	6,229	0	0	6,229
Other assets:
Foreign currency swaps	0	55	0	55
Foreign currency forwards	0	185	0	185
Total other assets	0	240	0	240
Total assets	$25,555	$46,354	$2,224	$74,133
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$604	$0	$604
Interest rate swaps	0	329	0	329
Total liabilities	$0	$933	$0	$933

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,193	$16,262	$144	$0	$16,406
Municipalities	249	0	260	0	260
Public utilities	33	0	33	0	33
Sovereign and supranational	396	0	418	0	418
Other corporate	17	0	18	0	18
Commercial mortgage and other loans	10,656	0	0	10,451	10,451
Other investments (1)	37	0	37	0	37
Total assets	$27,581	$16,262	$910	$10,451	$27,623
Liabilities:
Other policyholders’ funds	$5,863	$0	$0	$5,789	$5,789
Notes payable (excluding leases)	7,653	0	6,533	714	7,247
Total liabilities	$13,516	$0	$6,533	$6,503	$13,036
(1) Excludes policy loans of $211, equity method investments of $3,482, and REO of $774, at carrying value

	December 31, 2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,309	$15,916	$143	$0	$16,059
Municipalities	235	0	257	0	257
Public utilities	32	0	33	0	33
Sovereign and supranational	374	0	405	0	405
Other corporate	16	0	18	0	18
Commercial mortgage and other loans	10,869	0	0	10,653	10,653
Other investments (1)	39	0	39	0	39
Total assets	$26,874	$15,916	$895	$10,653	$27,464
Liabilities:
Other policyholders’ funds	$5,460	$0	$0	$5,389	$5,389
Notes payable (excluding leases)	7,402	0	6,352	675	7,027
Total liabilities	$12,862	$0	$6,352	$6,064	$12,416
(1) Excludes policy loans of $203, equity method investments of $3,435, and REO of $682, at carrying value

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

The fair values of the Company's public equity securities are generally based on price quotes, including quoted market prices readily available from independent public exchange markets or established security dealer associations. The Company determines the fair values of privately issued equity securities using the following approaches or techniques:
•price quotes and valuations from third-party pricing vendors,
•in-house valuations, and
•non-binding price quotes the Company obtains from outside brokers.

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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$16,972	$524	$0	$17,496
Internal	0	321	0	321
Total government and agencies	16,972	845	0	17,817
Municipalities:
Third-party pricing vendor	0	1,812	0	1,812
Internal	0	243	0	243
Total municipalities	0	2,055	0	2,055
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,258	0	2,258
Internal	0	187	37	224
Broker/other	0	0	1,566	1,566
Total mortgage- and asset-backed securities	0	2,445	1,603	4,048
Public utilities:
Third-party pricing vendor	0	3,644	0	3,644
Internal	0	2,821	0	2,821
Broker/other	0	0	756	756
Total public utilities	0	6,465	756	7,221
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	324	0	324
Broker/other	0	0	24	24
Total sovereign and supranational	0	402	24	426
Banks/financial institutions:
Third-party pricing vendor	0	5,416	0	5,416
Internal	0	3,935	6	3,941
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,351	10	9,361
Other corporate:
Third-party pricing vendor	0	20,762	0	20,762
Internal	0	5,317	21	5,338
Broker/other	0	0	116	116
Total other corporate	0	26,079	137	26,216
Total securities available-for-sale	$16,972	$47,642	$2,530	$67,144
Equity securities, carried at fair value:
Third-party pricing vendor	$604	$0	$0	$604
Internal	0	0	26	26
Broker/other	0	0	134	134
Total equity securities	$604	$0	$160	$764

	March 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$16,262	$144	$0	$16,406
Total government and agencies	16,262	144	0	16,406
Municipalities:
Third-party pricing vendor	0	260	0	260
Total municipalities	0	260	0	260
Public utilities:
Third-party pricing vendor	0	33	0	33
Total public utilities	0	33	0	33
Sovereign and supranational:
Third-party pricing vendor	0	205	0	205
Internal	0	213	0	213
Total sovereign and supranational	0	418	0	418
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$16,262	$873	$0	$17,135

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,088	$446	$0	$17,534
Internal	0	312	0	312
Total government and agencies	17,088	758	0	17,846
Municipalities:
Third-party pricing vendor	0	1,791	0	1,791
Internal	0	243	0	243
Total municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,352	0	2,352
Internal	0	55	37	92
Broker/other	0	0	1,119	1,119
Total mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities:
Third-party pricing vendor	0	3,628	0	3,628
Internal	0	2,770	0	2,770
Broker/other	0	0	647	647
Total public utilities	0	6,398	647	7,045
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	315	0	315
Broker/other	0	0	23	23
Total sovereign and supranational	0	393	23	416
Banks/financial institutions:
Third-party pricing vendor	0	4,975	0	4,975
Internal	0	3,971	5	3,976
Broker/other	0	0	5	5
Total banks/financial institutions	0	8,946	10	8,956
Other corporate:
Third-party pricing vendor	0	20,051	0	20,051
Internal	0	5,127	116	5,243
Broker/other	0	0	115	115
Total other corporate	0	25,178	231	25,409
Total securities available-for-sale	$17,088	$46,114	$2,067	$65,269
Equity securities, carried at fair value:
Third-party pricing vendor	$639	$0	$0	$639
Internal	0	0	26	26
Broker/other	0	0	131	131
Total equity securities	$639	$0	$157	$796

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,916	$143	$0	$16,059
Total government and agencies	15,916	143	0	16,059
Municipalities:
Third-party pricing vendor	0	257	0	257
Total municipalities	0	257	0	257
Public utilities:
Third-party pricing vendor	0	33	0	33
Total public utilities	0	33	0	33
Sovereign and supranational:
Third-party pricing vendor	0	198	0	198
Internal	0	207	0	207
Total sovereign and supranational	0	405	0	405
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$15,916	$856	$0	$16,772

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

The Parent Company had cross-currency swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. These swaps matured in March 2025. Their fair values were based on observable market inputs, therefore they were classified as Level 2.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended March 31, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	0	0	0	0	0	1	1
Unrealized gains (losses) included in other comprehensive income (loss)	10	6	1	0	2	0	19
Purchases, issuances, sales and settlements:
Purchases	434	110	0	0	0	3	547
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(12)	(7)	0	0	(1)	0	(20)
Transfers into Level 3	15	0	0	0	0	0	15
Transfers out of Level 3	0	0	0	0	(95)	0	(95)
Balance, end of period	$1,603	$756	$24	$10	$137	$160	$2,690
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$1	$1

Three Months Ended March 31, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	1	0	0	0	0	(5)	(4)
Unrealized gains (losses) included in other comprehensive income (loss)	(4)	(10)	(2)	(4)	1	0	(19)
Purchases, issuances, sales and settlements:
Purchases	118	60	0	5	37	0	220
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(28)	(22)	0	(5)	(3)	(84)	(142)
Transfers into Level 3	0	226	0	0	0	0	226
Transfers out of Level 3	0	0	0	0	(233)	0	(233)
Balance, end of period	$859	$507	$28	$74	$450	$159	$2,077
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$(3)	$(2)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2025
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$1,603	Consensus pricing	Offered quotes	86.24	-	106.46	(a)	99.62
Public utilities	756	Discounted cash flow	Credit spreads	100 bps	-	407 bps	(c)	164 bps
Sovereign and supranational	24	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	10	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	137	Discounted cash flow	Credit spreads	100 bps	-	294 bps	(c)	198 bps
Equity securities	160	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$2,690
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques
(b) Category represents a single security; range not applicable
(c) Actual or equivalent credit spreads in basis points
(d) Prices do not utilize credit spreads; therefore, range is not applicable

December 31, 2024
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
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques
(b) Category represents a single security; range not applicable
(c) Actual or equivalent credit spreads in basis points
(d) Prices do not utilize credit spreads; therefore, range is not applicable

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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	March 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	61	27	9	1	33	31	38	21	3	22	0	246
Amortization expense	(46)	(25)	(8)	0	(36)	(31)	(39)	(19)	(3)	(9)	0	(216)
Foreign currency translation and other	160	107	27	1	0	0	0	0	0	0	0	295
Balance at March 31, 2025	$2,951	$1,942	$469	$54	$912	$636	$1,347	$454	$86	$232	$0	$9,083

	December 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	300	103	36	4	141	129	165	89	12	77	0	1,056
Amortization expense	(184)	(100)	(34)	(3)	(143)	(118)	(153)	(73)	(12)	(30)	(1)	(851)
Foreign currency translation and other	(311)	(211)	(52)	(5)	0	0	0	0	0	0	0	(579)
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments, assumptions or methods used to determine amortization amounts during the three-month periods ended March 31, 2025 and 2024. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

	March 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(6)	(45)	(10)	(2)	(14)	(18)	(9)	(1)	(4)	(9)	3
Adjusted beginning of period balance	14,002	11,800	5,074	862	2,673	1,708	4,331	1,220	205	967	827
Issuances	211	72	120	3	108	118	214	88	17	70	229
Interest accrual	91	72	27	4	27	17	44	12	2	10	11
Net premiums collected (1)	(350)	(268)	(201)	(24)	(119)	(99)	(142)	(61)	(10)	(41)	(22)
Foreign currency translation	812	685	292	50	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	(10)
Ending balance at original discount rate	14,766	12,361	5,312	895	2,689	1,744	4,447	1,259	214	1,006	1,035
Effect of changes in discount rate assumptions	(270)	(415)	(29)	(42)	(160)	(72)	(389)	(86)	(11)	(53)	55
Balance at March 31, 2025	$14,496	$11,946	$5,283	$853	$2,529	$1,672	$4,058	$1,173	$203	$953	$1,090
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(20)	(55)	(7)	(7)	(13)	(24)	(13)	(3)	(4)	(14)	4
Adjusted beginning of period balance	37,836	21,902	26,323	4,758	3,373	2,442	12,000	2,070	473	2,112	1,297
Issuances	215	75	122	4	113	125	226	92	15	77	232
Interest accrual	324	138	141	22	34	24	129	21	5	21	17
Benefit payments	(666)	(246)	(604)	(57)	(144)	(120)	(249)	(84)	(15)	(27)	(41)
Foreign currency translation	2,191	1,270	1,518	276	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	39,900	23,139	27,500	5,003	3,376	2,471	12,106	2,099	478	2,183	1,505
Effect of changes in discount rate assumptions	1,538	(2,291)	(3,022)	(736)	(221)	(109)	(1,184)	(154)	(30)	(255)	52
Balance at March 31, 2025	41,438	20,848	24,478	4,267	3,155	2,362	10,922	1,945	448	1,928	1,557
Net liability for future policy benefits	26,942	8,902	19,195	3,414	626	690	6,864	772	245	975	467
Less: reinsurance recoverable	5,156	1,259	0	0	0	0	0	0	0	20	2
Net liability for future policy benefits after reinsurance recoverable	$21,786	$7,643	$19,195	$3,414	$626	$690	$6,864	$772	$245	$955	$465
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	(625)	(154)	(190)	(19)	65	(47)	(106)	(21)	(17)	(5)	(8)
Effect of actual variances from expected experience	(71)	(164)	(97)	(14)	66	12	(100)	21	(12)	(29)	13
Adjusted beginning of period balance	15,756	13,722	5,971	1,036	2,761	1,703	4,210	1,193	188	875	277
Issuances	983	361	478	16	307	364	543	231	52	226	592
Interest accrual	378	302	110	17	106	66	173	46	9	37	25
Net premiums collected (1)	(1,453)	(1,135)	(862)	(101)	(479)	(401)	(578)	(244)	(39)	(157)	(53)
Foreign currency translation	(1,655)	(1,405)	(613)	(104)	0	0	0	0	0	0	0
Other	(1)	0	0	0	(8)	(6)	(8)	(5)	(1)	(5)	(17)
Ending balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in discount rate assumptions	176	(28)	72	(18)	(190)	(91)	(439)	(99)	(13)	(67)	2
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	(815)	(228)	(302)	(7)	109	(73)	(112)	(31)	(28)	(3)	(12)
Effect of actual variances from expected experience	(117)	(193)	(110)	(24)	91	(16)	(144)	21	(16)	(43)	(7)
Adjusted beginning of period balance	42,694	24,602	29,844	5,413	3,502	2,452	11,864	2,066	462	1,925	750
Issuances	1,004	373	488	22	311	381	559	237	55	231	597
Interest accrual	1,356	570	582	93	133	98	515	84	20	78	50
Benefit payments	(2,773)	(1,033)	(1,510)	(208)	(560)	(465)	(925)	(314)	(60)	(108)	(104)
Foreign currency translation	(4,425)	(2,555)	(3,074)	(555)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in discount rate assumptions	2,925	(1,351)	(2,065)	(540)	(259)	(136)	(1,312)	(176)	(36)	(279)	(5)
Balance at December 31, 2024	40,781	20,606	24,265	4,225	3,127	2,330	10,701	1,897	441	1,847	1,288
Net liability for future policy benefits	26,597	8,789	19,109	3,379	630	695	6,800	775	245	938	462
Less: reinsurance recoverable	5,085	1,245	0	0	0	0	0	0	0	18	0
Net liability for future policy benefits after reinsurance recoverable	$21,512	$7,544	$19,109	$3,379	$630	$695	$6,800	$775	$245	$920	$462
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

March 31, 2025
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	4.0%	4.3%	4.6%	4.5%	4.3%	3.9%	5.5%
Weighted-average interest, current discount rate (1)	2.7%	3.2%	2.6%	3.0%	5.3%	5.2%	5.5%	5.4%	5.3%	5.4%	5.5%
Weighted-average liability duration (years)	12.6	23.2	16.2	16.5	7.7	5.6	11.0	9.0	7.6	13.5	8.8
(1) The weighted-average interest rates are calculated using the reserve balances as the weights. No adjustments were made to observable market information.

December 31, 2024
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.9%	2.5%	2.1%	1.8%	4.0%	4.3%	4.6%	4.5%	4.3%	3.8%	5.4%
Weighted-average interest, current discount rate (1)	2.2%	2.8%	2.1%	2.5%	5.3%	5.2%	5.3%	5.3%	5.3%	5.3%	5.3%
Weighted-average liability duration (years)	12.6	23.5	16.1	16.7	7.7	5.6	11.1	9.0	7.6	13.5	9.1
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

(In millions)	March 31, 2025	December 31, 2024
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$26,942	$26,597
Medical and other health	8,902	8,789
Life insurance	19,195	19,109
Other	3,414	3,379
Aflac U.S.
Accident	626	630
Disability	690	695
Critical care	6,864	6,800
Hospital indemnity	772	775
Dental/vision	245	245
Life insurance	975	938
Other	467	462
Corporate and other	5,116	5,072
Deferred profit liability	1,990	1,844
Deferred reinsurance gain liability	860	806
Intercompany eliminations (1)	(5,861)	(5,760)
Total	$71,197	$70,381
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

For the discount rates applicable to tenors for which the Japan single-A debt market is not liquid but there is sufficient observable market data and/or the observable market data is available for similar instruments (between 10 and 30 years), the Company estimates tenor-specific single-A credit spreads and applies them to risk-free government rates. Lastly, for the tenors where there is limited or no observable single-A or similar market data or risk-free government rates (beyond 30 years), the discount curve is derived by extrapolation of risk free rates beyond their last liquid point following the Smith-Wilson method and grading of the estimated forward credit spread anchored by the ultimate forward rate. The ultimate forward rate is based on the economic value-based solvency regime, which is consistent with the International Association of Insurance Supervisors (IAIS) Insurance Capital Standards (ICS) (effective for Aflac Japan's 2025 fiscal year-end), and is adjusted for credit and inflation components.

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

There were no changes to the methods used to determine the discount rates during the three-month periods ended March 31, 2025 and 2024.

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

For the three-month periods ended March 31, 2025 and 2024 the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments, assumptions or methods used in measuring the liability for future policy benefits during the three-month periods ended March 31, 2025 and 2024.

The Company performs an annual review of its assumptions during the third quarter. In 2024, the Company's annual assumption review process resulted in favorable changes largely due to reflecting more favorable Japan morbidity experience.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2025	2024
Net earned premiums:
Aflac Japan
Cancer	$839	$878
Medical and other health	529	605
Life insurance	316	339
Other	32	34
Aflac U.S.
Accident	311	325
Disability	352	333
Critical care	441	444
Hospital indemnity	184	185
Dental/vision	49	59
Life insurance	169	138
Other	49	20
Corporate and other	198	165
Reinsurance ceded	(88)	(69)
Total	$3,381	$3,456

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2025	2024
Interest expense:
Aflac Japan
Cancer	$233	$246
Medical and other health	66	65
Life insurance	114	118
Other	18	19
Aflac U.S.
Accident	7	6
Disability	7	8
Critical care	85	85
Hospital indemnity	9	9
Dental/vision	3	3
Life insurance	11	10
Other	6	7
Total	$559	$576

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

	March 31, 2025		December 31, 2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$54,446	$59,903	$51,712	$56,881
Medical and other health	34,739	36,751	33,250	34,864
Life insurance	11,492	39,412	10,915	37,520
Other	1,538	6,790	1,477	6,479
Aflac U.S.
Accident	8,843	4,673	8,862	4,687
Disability	5,748	3,110	5,727	3,094
Critical care	19,780	20,463	19,624	20,340
Hospital indemnity	4,937	3,052	4,859	3,017
Dental/vision	1,117	684	1,118	679
Life insurance	3,091	3,686	2,966	3,559
Other	2,764	2,691	2,143	2,273
Total	$148,495	$181,215	$142,653	$173,393

	March 31, 2025		December 31, 2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$40,989	$41,438	$40,170	$40,781
Medical and other health	25,461	20,848	25,171	20,606
Life insurance	9,630	24,478	9,367	24,265
Other	1,219	4,267	1,204	4,225
Aflac U.S.
Accident	6,116	3,155	6,057	3,127
Disability	4,456	2,362	4,404	2,330
Critical care	12,152	10,922	11,900	10,701
Hospital indemnity	3,412	1,945	3,312	1,897
Dental/vision	768	448	761	441
Life insurance	2,160	1,928	2,050	1,847
Other	1,668	1,557	1,290	1,288
Total	$108,031	$113,348	$105,686	$111,508

Loss expense as a result of NPR capping for the three-month periods ended March 31, 2025 and 2024 was immaterial.

Other Policyholders' Funds

As of March 31, 2025 and December 31, 2024, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	March 31, 2025	December 31, 2024
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,221	$5,939
Premiums received	29	104
Transfers from WAYS conversions	74	249
Surrenders and withdrawals	(18)	(58)
Benefit payments	(128)	(446)
Interest credited	12	49
Foreign currency translation and other	304	(616)
Fixed annuities account balance, end of period	5,494	5,221
Other deposit type reserves	369	239
Total	$5,863	$5,460
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	March 31, 2025			December 31, 2024
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,494	$5,420	0.5% - 2.2%	$5,221	$5,150
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at March 31, 2025 and December 31, 2024.

Aflac Japan’s fixed annuities have guaranteed fixed crediting rates which results in the policyholders' funds balances being sufficient to cover all guaranteed benefit amounts. The reserves are adequate to fully fund future benefits at any given time.

For additional information on policy liabilities, see Notes 1 and 7 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

	Three Months Ended March 31,
(In millions)	2025	2024
Earned premiums:
Direct	$3,433	$3,482
Ceded	(88)	(69)
Assumed	36	43
Net earned premiums	$3,381	$3,456

Benefits and claims, excluding reserve remeasurement:
Direct	$2,031	$2,082
Ceded	(56)	(33)
Assumed	11	17
Benefits and claims, excluding reserve remeasurement	1,986	2,066
Reserve remeasurement (gains) losses:
Direct	(41)	(57)
Ceded	0	1
Reserve remeasurement (gains) losses	(41)	(56)
Total benefits and claims, net	$1,945	$2,010

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $152 million and $146 million as of March 31, 2025 and December 31, 2024, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $166 million and $163 million as of March 31, 2025 and December 31, 2024, respectively. As of both March 31, 2025 and December 31, 2024, the allowance for credit losses related to the Company's reinsurance recoverable balance was $4 million. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. As of March 31, 2025, the Company's reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. The inter-segment amounts associated with these internal reinsurance transactions are eliminated in consolidation.

For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2025	December 31, 2024
1.125% senior sustainability notes due March 2026	$399	$399
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	994	994
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	83	79
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	400	378
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	86	81
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	223	211
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	84	79
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	89	84
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	195	184
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	186	176
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	200	189
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	62	58
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	137	130
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	141	133
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	80	76
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	101	95
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	51	48
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	122	115
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	65	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	70	66
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	99	94
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	66	63
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	43	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	59	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	109	103
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	42	39
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	66	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	37	35
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	397	375
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	133	125
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	80	75
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	200	188
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	129	122
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.07% in 2025 and .84% in 2024, principal amount ¥11.7 billion)	78	74
Variable interest rate loan due August 2029 (1.17% in 2025 and .94% in 2024, principal amount ¥25.3 billion)	169	160
Variable interest rate loan due August 2032 (1.32% in 2025 and 1.09% in 2024, principal amount ¥70.0 billion)	467	441
Finance lease obligations payable through 2030	4	5
Operating lease obligations payable through 2049	94	91
Total notes payable and lease obligations	$7,751	$7,498
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $49 million and $46 million for the three-month periods March 31, 2025 and 2024, respectively.

A summary of the Company's lines of credit as of March 31, 2025 follows:

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
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2025. No events of default or defaults occurred during the three-month period ended March 31, 2025.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

10.    SHAREHOLDERS’ EQUITY

Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2025	2024
Common stock - issued:
Balance, beginning of period	1,356,763	1,355,398
Exercise of stock options and issuance of restricted shares	989	1,082
Balance, end of period	1,357,752	1,356,480
Treasury stock:
Balance, beginning of period	806,799	776,919
Purchases of treasury stock:
Share repurchase program	8,497	9,276
Other	398	457
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(173)	(212)
Exercise of stock options	(41)	(55)
Other	(221)	(183)
Balance, end of period	815,259	786,202
Shares outstanding, end of period	542,493	570,278

Share Repurchase Program: During the first three months of 2025, the Company repurchased 8.5 million shares of its common stock for $900 million as part of its share repurchase program. During the first three months of 2024, the Company repurchased 9.3 million shares of its common stock for $750 million as part of its share repurchase program. As of March 31, 2025, a remaining balance of 38.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

EPS: Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS), but are included in the calculation of weighted-average shares used in the computation of diluted EPS. Anti-dilutive share-based awards are excluded from the computation of diluted EPS.

The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS for the following periods.

	Three Months Ended March 31,
(In thousands)	2025	2024
Anti-dilutive share-based awards	0	69

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	449	(1,225)	1	1,893	33	1,151
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	1	0	(1)	(32)
Net current-period other comprehensive income (loss)	449	(1,257)	2	1,893	32	1,119
Balance at March 31, 2025	$(4,549)	$(1,233)	$(18)	$3,899	$42	$(1,859)
All amounts in the table above are net of tax.

Three Months Ended March 31, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(597)	86	(5)	1,065	1	550
Amounts reclassified from accumulated other comprehensive income (loss)	0	(133)	1	0	0	(132)
Net current-period other comprehensive income (loss)	(597)	(47)	(4)	1,065	1	418
Balance at March 31, 2024	$(4,666)	$1,092	$(26)	$(1,495)	$(7)	$(5,102)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2025
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$40	Net investment gains (losses)
	(8)	Tax (expense) or benefit(1)
	$32	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$32	Net of tax
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
(1) Based on 21% tax rate

11.    SHARE-BASED COMPENSATION

As of March 31, 2025, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), stock appreciation rights, restricted stock and restricted stock units. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2025, approximately 32.6 million shares were available for future grants under this plan.

The ISOs, NQSOs and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. The share-based awards vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to the Company's financial performance. As of March 31, 2025, the only performance-based awards issued and outstanding were restricted stock awards and units. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2025.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	459	1.7	$35	$34.90
Exercisable	459	1.7	35	34.90

The Company received cash from the exercise of stock options in the amount of $5 million during the first three months of both 2025 and 2024. The tax benefit realized as a result of stock option exercises and restricted stock releases was $29 million in the first three months of 2025, compared with $24 million in the first three months of 2024.

As of March 31, 2025, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $50 million, of which $25 million (1.2 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31, 2025.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2024	2,099	$73.65
Granted in 2025	1,059	104.43
Canceled in 2025	(14)	76.04
Vested in 2025	(1,238)	68.36
Restricted stock at March 31, 2025	1,906	$85.21

In February 2025, the Company granted 284 thousand performance-based stock awards and units, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards and units with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage payout estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report.

12.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024. In January 2025, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the U.S. defined pension plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in the first quarter of 2025. Effective April 1, 2025, the external insurer began making annuity payments to plan participants.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $57 million and $2 million for the three-month periods ended March 31, 2025 and 2024, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$3	$4	$0	$0	$0	$0
Interest cost	2	2	8	9	0	0
Expected return on plan assets	(2)	(2)	(5)	(7)	0	0
Amortization of net actuarial (gain) loss	0	0	(1)	0	0	0
Settlement (gain) loss	0	0	55	0	0	0
Net periodic benefit cost (credit)	$3	$4	$57	$2	$0	$0

During the three months ended March 31, 2025, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2025) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

In February 2025, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥10.3 billion ($69 million using the March 31, 2025 exchange rate).

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

Guaranty fund assessments for the three-month periods ended March 31, 2025 and 2024 were immaterial.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2025 and 2024, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $3.4 billion in the first quarter of 2025, compared with $5.4 billion in the first quarter of 2024, primarily due to net investment losses of $963 million in the first quarter of 2025 compared with net investment gains of $951 million in the first quarter of 2024. Net earnings were $29 million, or $.05 per diluted share, in the first quarter of 2025, compared with $1.9 billion, or $3.25 per diluted share, in the first quarter of 2024.
Net earnings in the first quarter of 2025 included net investment losses of $963 million, compared with net investment gains of $951 million in the first quarter of 2024. Net investment losses in the first quarter of 2025 included $888 million of net losses from certain derivative and foreign currency gains or losses; $61 million of net losses on equity securities; an increase in credit loss allowances of $55 million; and $41 million of net gains from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended March 31, 2025 was 152.40, or 2.4% weaker than the average yen/dollar exchange rate(1) of 148.67 for the same period in 2024.
Adjusted earnings(2) in the first quarter of 2025 were $906 million, or $1.66 per diluted share, compared with $961 million, or $1.66 per diluted share, in the first quarter of 2024. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.01.
In the first three months of 2025, Aflac Incorporated repurchased $900 million, or 8.5 million of its common shares. At March 31, 2025, the Company had 38.8 million remaining shares authorized for repurchase.
Shareholders’ equity was $26.3 billion, or $48.55 per share, at March 31, 2025, compared with $26.1 billion, or $47.45 per share, at December 31, 2024. Shareholders’ equity at March 31, 2025 included a cumulative increase of $3.9 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $2.0 billion at December 31, 2024, and a net unrealized loss on investment securities and derivatives of $1.3 billion, compared with a net unrealized gain of $4 million at December 31, 2024. Shareholders’ equity at March 31, 2025 also included an unrealized foreign currency translation loss of $4.5 billion, compared with an unrealized foreign currency translation loss of $5.0 billion at December 31, 2024. The annualized return on average shareholders’ equity in the first quarter of 2025 was .4%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $28.2 billion, or $51.98 per share, at March 31, 2025, compared with $29.1 billion, or $52.87 per share, at December 31, 2024. Adjusted book value excluding foreign currency remeasurement(2) was $23.1 billion, or $42.61 per share, at March 31, 2025, compared with $23.4 billion, or $42.46 per share, at December 31, 2024. The annualized adjusted return on equity (ROE) excluding foreign currency remeasurement(2) in the first quarter of 2025 was 15.6%.

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
•Adjusted book value is the U.S. GAAP book value (representing total shareholders’ equity), less accumulated other comprehensive income as recorded on the U.S. GAAP balance sheet. Adjusted book value per common share is adjusted book value at the period end divided by the ending outstanding common shares for the period presented. The Company considers adjusted book value and adjusted book value per common share important as they exclude accumulated other comprehensive income, which fluctuates due to market movements that are outside management’s control. The most comparable U.S. GAAP financial measures for adjusted book value and adjusted book value per common share are total book value and total book value per common share, respectively.

~~•~~Adjusted book value excluding foreign currency remeasurement is the U.S. GAAP book value (representing total shareholders’ equity), less accumulated other comprehensive income as recorded on the U.S. GAAP balance sheet and excluding the cumulative [beginning January 1, 2021] foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. Adjusted book value excluding foreign currency remeasurement per common share is adjusted book value excluding foreign currency remeasurement at the period end divided by the ending outstanding common shares for the period presented. The Company considers adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share important as they exclude both accumulated other comprehensive income and the cumulative foreign currency remeasurement gains/losses, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measures for adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share are total book value and total book value per common share, respectively.

•Adjusted return on equity is annualized adjusted earnings divided by average shareholders’ equity, excluding AOCI. Management uses adjusted return on equity to evaluate the financial performance of the Company’s insurance operations on a consolidated basis and believes that a presentation of this financial measure is vitally important to an understanding of the underlying profitability drivers and trends of the Company’s insurance business. The Company considers adjusted return on equity important as it excludes components of AOCI, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity is return on average equity as determined using annualized net earnings and average total shareholders’ equity.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2025	2024	2025	2024
Net earnings	$29	$1,879	$.05	$3.25
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	924	(1,009)	1.69	(1.75)
Other and non-recurring (income) loss	53	2	.10	.00
Income tax (benefit) expense on items excluded from adjusted earnings	(100)	89	(.18)	.15
Adjusted earnings	906	961	1.66	1.66
Current period foreign currency impact (2)	8	N/A	.01	N/A
Adjusted earnings excluding current period foreign currency impact	$914	$961	$1.67	$1.66
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

The following table is a reconciliation of items impacting adjusted net investment (gains) losses to the most directly comparable U.S. GAAP financial measure of net investment (gains) losses.

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended March 31,
(In millions)	2025	2024
Net investment (gains) losses	$963	$(951)
Items impacting net investment (gains) losses:
Amortized hedge costs	(7)	(6)
Amortized hedge income	30	28
Net interest income (expense) from derivatives associated with certain investment strategies	(65)	(88)
Impact of interest from derivatives associated with notes payable	4	8
Adjusted net investment (gains) losses	$924	$(1,009)

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

•cross-currency swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures;

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

In 2025, as part of the U.S. defined benefit plan freeze, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in the first quarter of 2025. The settlement charge was both unusual and non-recurring; therefore, the Company excluded the settlement charge from adjusted earnings.

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

In recent periods, the Japanese yen has weakened against the U.S. dollar; however, the yen strengthened against the U.S. dollar during the first quarter of 2025. Although the Company is unable to predict the timing or extent of future movements of the Japanese yen/U.S. dollar foreign exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Item 1A. Risk Factors of the 2024 Annual Report for more information.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 80.3% for the three-month period ended March 31, 2025, compared with 13.4% for the same period in 2024. The combined effective tax rate differs from the U.S. statutory rate primarily due to the exclusion of foreign currency translation gains and losses on certain Aflac Japan U.S. dollar-denominated investments held in the Delaware Statutory Trust and the impact of historic and solar tax credits.

For additional information, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2024 Annual Report. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Item 1A. Risk Factors of the 2024 Annual Report for more information.

Reconciliation of Book Value to Adjusted Book Value
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted book value and adjusted book value per diluted share excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measures of book value and book value per diluted share, respectively.

(In millions, except for share and per-share amounts)	March 31, 2025	December 31, 2024
U.S. GAAP book value	$26,338	$26,098
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,549)	(4,998)
Unrealized gains (losses) on securities and derivatives	(1,251)	4
Effect of changes in discount rate assumptions	3,899	2,006
Pension liability adjustment	42	10
Total accumulated other comprehensive income	(1,859)	(2,978)
Adjusted book value	28,197	29,076
Foreign currency remeasurement gains (losses)	5,083	5,725
Adjusted book value excluding foreign currency remeasurement	23,114	23,351

Number of shares outstanding at end of period	542,493	549,964

U.S. GAAP book value per common share	$48.55	$47.45
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(8.39)	(9.09)
Unrealized gains (losses) on securities and derivatives per common share	(2.31)	.01
Effect of changes in discount rate assumptions per common share	7.19	3.65
Pension liability adjustment per common share	.08	.02
Total accumulated other comprehensive income per common share	(3.43)	(5.41)
Adjusted book value per common share	51.98	52.87
Foreign currency remeasurement gains (losses) per common share	9.37	10.41
Adjusted book value excluding foreign currency remeasurement per common share	42.61	42.46

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended March 31,
	2025	2024
U.S. GAAP return on equity - net earnings (1)	.4%	33.0%
Impact of excluding unrealized foreign currency translation gains (losses)	.0	(5.1)
Impact of excluding unrealized gains (losses) on securities and derivatives	.0	1.3
Impact of excluding effect of changes in discount rate assumptions	.0	(2.4)
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	.0	(6.2)
U.S. GAAP return on equity less accumulated other comprehensive income	.4	26.8
Differences between adjusted earnings and net earnings (2)	12.2	(13.1)
Adjusted return on equity - reported	12.7	13.7
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	2.9	2.5
Adjusted return on equity excluding foreign currency remeasurement	15.6	16.2
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

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re, and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other. See Item 1. Business in the 2024 Annual Report for a summary of each segment's products and distribution channels.

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

Aflac Japan Summary of Operating Results

	In Dollars		In Yen
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions of dollars and billions of yen)	2025	2024	2025	2024
Net earned premiums (1)	$1,681	$1,816	¥256	¥270
Net investment income: (2)
Yen-denominated investment income	224	231	34	34
U.S. dollar-denominated investment income	369	424	56	63
Net investment income	593	655	90	97
Amortized hedge costs	7	6	1	1
Adjusted net investment income	586	648	89	97
Other income (loss)	5	9	1	1
Total adjusted revenues	2,272	2,473	346	368
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,130	1,243	172	185
Reserve remeasurement (gains) losses	(25)	(26)	(4)	(4)
Total benefits and claims, net	1,105	1,217	169	181
Adjusted expenses:
Amortization of deferred policy acquisition costs	79	83	12	12
Insurance commissions	105	114	16	17
Insurance and other expenses	261	249	40	37
Total adjusted expenses	445	445	68	66
Total benefits and adjusted expenses	1,550	1,663	236	247
Pretax adjusted earnings	$722	$810	¥110	¥121
Weighted-average yen/dollar exchange rate	152.40	148.67	—	—
Percentage change over previous period:
Net earned premiums	(7.4)%	(16.3)%	(5.0)%	(6.0)%
Adjusted net investment income	(9.6)	6.1	(7.6)	19.3
Total adjusted revenues	(8.1)	(11.4)	(5.7)	(.4)
Total benefits and claims, net	(9.2)	(16.2)	(6.8)	(5.9)
Total adjusted expenses	.0	(18.9)	2.5	(8.9)
Pretax adjusted earnings	(10.9)	2.8	(8.7)	15.6
(1) Includes a gain (loss) of an immaterial amount and $(3) for the three-month periods ended March 31, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(58) and $(79) for the three-month periods ended March 31, 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended March 31, 2025, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥7 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and approximately ¥4 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income decreased primarily due to lower floating rate income and fixed-rate yen-denominated income.

•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily due to the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and the impact of assumption updates performed in the third quarter of 2024.
•Total adjusted expenses increased primarily due to an increase in technology expenses, partially offset by the impact of the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Pretax adjusted earnings decreased primarily due to the decrease in total adjusted revenue, partially offset by the decrease in total benefits and claims.

Annualized premiums in force decreased 2.7% to ¥1.20 trillion as of March 31, 2025, compared with ¥1.23 trillion as of March 31, 2024. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.0 billion at March 31, 2025, compared with $8.1 billion at March 31, 2024. As of March 31, 2025, Aflac Japan exceeded 22 million individual policies in force in Japan, with approximately 14 million cancer policies in force in Japan.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months		Three Months
	2025	2024	2025	2024
Adjusted net investment income	(7.6)%	19.3%	(9.0)%	10.7%
Total adjusted revenues	(5.7)	(.4)	(6.1)	(2.3)
Pretax adjusted earnings	(8.7)	15.6	(9.8)	9.3

The following table presents a summary of operating ratios in yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the same period in the previous year.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2025	2024
Total benefits and claims, net	48.7%	49.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.5	3.3
Insurance commissions	4.6	4.6
Insurance and other expenses	11.5	10.0
Total adjusted expenses	19.6	18.0
Pretax adjusted earnings	31.8	32.8
Ratios to total premiums:
Total benefits and claims, net	65.8%	67.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.7	4.6

•For the three-month period ended March 31, 2025, the total benefits and claims to total premiums ratio decreased primarily due to a decrease in total benefits and claims related to reinsurance activity and the impact of assumption updates performed in the third quarter of 2024, partially offset by the decline in net earned premiums resulting from reinsurance activity and limited-pay products reaching premium paid-up status.
•For the three-month period ended March 31, 2025, the total adjusted expense ratio increased primarily due to an increase in technology expenses.
•In total, the pretax adjusted profit margin decreased in the three-month period ended March 31, 2025 primarily due to the decrease in total adjusted revenues, partially offset by the decrease in total benefits and claims.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of March 31.

	2025	2024
Premium persistency	93.8%	93.4%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2025	2024	2025	2024
New annualized premium sales	$93	$84	¥14.1	¥12.5
Increase (decrease) over prior period	10.1%	(15.5)%	12.6%	(5.1)%

The increase in new annualized premium sales on a yen basis in the first quarter of 2025 was driven primarily by strong sales of Tsumitasu as well as initial sales of a new cancer insurance product, Miraito, that was launched in certain sales channels in mid-March 2025 and available in all sales channels starting in the second quarter of 2025.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2025	2024
Cancer	59.7%	63.2%
Medical and other health	15.3	21.4
Life insurance:
Traditional life (1)	22.3	8.1
WAYS	1.8	5.3
Child endowment	.1	.3
Other	.8	1.7
Total	100.0%	100.0%
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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended March 31.

	2025	2024
Independent corporate and individual	52.8%	48.9%
Affiliated corporate (1)	43.8	48.0
Bank	3.4	3.1
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended March 31, 2025, Aflac Japan recruited 18 new sales agencies. At March 31, 2025, Aflac Japan was represented by approximately 6,500 sales agencies, with approximately 113,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At March 31, 2025, Aflac Japan had agreements to sell its products at 358 banks, approximately 90% of the total number of banks in Japan.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of Japan Government Bonds (JGBs), public and private fixed maturity securities and public equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments, loan receivables, and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan invests in both publicly traded and privately originated U.S. dollar-

denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency derivatives to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2025	2024
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$4,125	$0
Private placements	0	67
Other fixed maturity securities	21	66
Equity securities	157	87
Commercial mortgage and other loans:
Other investments	10	7
Total yen-denominated	$4,313	$227

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$1,662	$1,548
Infrastructure debt	41	60
Collateralized loan obligations	0	27
Commercial mortgage and other loans:
Transitional real estate loans	11	22
Middle market loans	268	142
Other loans	33	0
Other investments	81	62
Total U.S. dollar-denominated	$2,096	$1,861

Other currencies:
Fixed maturity securities:
Infrastructure debt	$52	$0
Commercial mortgage and other loans:
Other loans	26	0
Other investments	1	0
Total other currencies	$79	$0
Total Aflac Japan purchases	$6,488	$2,088

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2025	2024
Total purchases for the period (in millions) (1)	$6,396	$2,019
New money yield (1),(2)	3.30%	5.57%
Return on average invested assets (3)	3.00	3.14
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.22%	3.24%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended March 31, 2025 was primarily due to lower allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2025	2024
Net earned premiums	$1,502	$1,475
Adjusted net investment income (1)	202	206
Other income	17	18
Total adjusted revenues	1,721	1,699
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	731	715
Reserve remeasurement (gains) losses	(15)	(29)
Total benefits and claims, net	716	686
Adjusted expenses:
Amortization of deferred policy acquisition costs	137	132
Insurance commissions	135	141
Insurance and other expenses	375	384
Total adjusted expenses	647	658
Total benefits and adjusted expenses	1,363	1,343
Pretax adjusted earnings	$358	$356
Percentage change over previous period:
Net earned premiums	1.8%	3.3%
Adjusted net investment income	(1.9)	4.6
Total adjusted revenues	1.3	2.3
Total benefits and claims, net	4.4	5.4
Total adjusted expenses	(1.7)	.2
Pretax adjusted earnings	.6	1.1
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(6) and $(9) for the three-month periods ended March 31, 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended March 31, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims increased primarily due to higher incurred claims and lower reserve remeasurement gains reflecting actual experience.
•Total adjusted expenses decreased primarily due to improved expense efficiency.
•Pretax adjusted earnings increased slightly primarily due to the increase in total adjusted revenues and the decrease in total adjusted expenses, mostly offset by the increase in total benefits and claims.

Annualized premiums in force increased 4.7% to $6.5 billion at March 31, 2025, compared with $6.2 billion at March 31, 2024.
The following table presents a summary of operating ratios for Aflac U.S followed by a discussion of the significant drivers of changes in operating ratios compared to the same period in the previous year.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2025	2024
Total benefits and claims	41.6%	40.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	7.8
Insurance commissions	7.8	8.3
Insurance and other expenses	21.8	22.6
Total adjusted expenses	37.6	38.7
Pretax adjusted earnings	20.8	21.0
Ratios to total premiums:
Total benefits and claims	47.7%	46.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.1	8.9

•For the three-month period ended March 31, 2025, the total benefits and claims ratio to total premiums ratio increased primarily due to higher incurred claims and lower reserve remeasurement gains reflecting actual experience.
•The total adjusted expense ratio decreased in the three-month period ended March 31, 2025 primarily due to expense efficiency efforts.
•In total, the pretax adjusted profit margin decreased slightly in the three-month period ended March 31, 2025, primarily due to the increase in the benefit ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of March 31.

	2025	2024
Premium persistency	79.3%	78.7%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2025	2024
New annualized premium sales	$309	$298
Increase (decrease) over prior period	3.5%	(5.2)%

The increase in new annualized premium sales for Aflac U.S. in the first quarter of 2025 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2025	2024
Accident	21.1%	22.5%
Disability	22.8	23.0
Critical care(1)	21.8	22.1
Hospital indemnity	15.0	15.1
Dental/vision	6.8	6.5
Life	12.5	10.8
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the first quarter of 2025, the Aflac U.S. sales force included an average of approximately 5,100 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2025	2024
Fixed maturity securities:
Other fixed maturity securities	$433	$401
Infrastructure debt	2	24
Collateralized loan obligations	0	3
Equity securities	6	12
Commercial mortgage and other loans:
Transitional real estate loans	2	7
Middle market loans	40	72
Other loans	10	0
Other investments	14	7
Total Aflac U.S. Purchases	$507	$526

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2025	2024
Total purchases for period (in millions) (1)	$493	$519
New money yield (1),(2)	6.61%	6.66%
Return on average invested assets (3)	4.80	4.87
Portfolio book yield, end of period (1),(2)	5.56%	5.57%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three-month period ended March 31, 2025 was primarily due to lower allocations to higher yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2025	2024
Net earned premiums	$198	$165
Net investment income (loss) (1)	96	51
Amortized hedge income	30	28
Adjusted net investment income	126	79
Other income	2	3
Total adjusted revenues	326	247
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	125	$108
Reserve remeasurement (gains) losses	(1)	(1)
Total benefits and claims, net	124	107
Adjusted expenses:
Interest expense	45	36
Other adjusted expenses	114	107
Total adjusted expenses	159	143
Total benefits and adjusted expenses	283	250
Pretax adjusted earnings	$43	$(3)
Percentage change over previous period:
Net earned premiums	20.0%	81.3%
Adjusted net investment income	59.5	119.4
Total adjusted revenues	32.0	91.5
Total benefits and claims, net	15.9	132.6
Total adjusted expenses	11.2	58.9
Pretax adjusted earnings	1,533.3	57.1
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $8 and $32 for the three-month periods ended March 31, 2025 and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $7 and $33 for the three-month periods ended March 31, 2025 and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

For the three-month period ended March 31, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher reinsurance activity resulting from the agreement established in the fourth quarter of 2024.
•Adjusted net investment income increased primarily due to $24 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re consolidated investment income of $12 million from a higher volume of assets as part of the reinsurance agreement established in the fourth quarter of 2024.
•Total adjusted revenues increased primarily due to higher adjusted net investment income and net earned premiums.
•Total adjusted expenses increased primarily due to reinsurance activity and higher interest expense.
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

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2025
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$47,308	$12,543	$7,293	$67,144
Held-to-maturity, fixed maturity securities, at amortized cost (1)	16,888	0	0	16,888
Equity securities	464	2	298	764
Commercial mortgage and other loans: (1)
Transitional real estate loans	3,441	848	186	4,475
Commercial mortgage loans	906	605	0	1,511
Middle market loans	3,896	405	0	4,301
Other loans	294	60	15	369
Other investments:
Policy loans	176	35	0	211
Short-term investments (2)	1,277	247	735	2,259
Limited partnerships	2,898	319	265	3,482
Real estate owned	676	98	0	774
Other	0	37	0	37
Investment in affiliate (3)	0	804	(804)	0
Total investments	78,224	16,003	7,988	102,215
Cash and cash equivalents	1,738	703	2,790	5,231
Total investments and cash	$79,962	$16,706	$10,778	$107,446
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other

	December 31, 2024
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

In the three-month period ended March 31, 2025, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $87 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $16 million in net investment gains (losses) for the three-month period ended March 31, 2025. In the three-month period ended March 31, 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $31 million. As a result of the estimated fair value of the collateral exceeding the amortized cost of the TREs upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net gain of $4 million in net investment gains (losses) for the three-month period ended March 31, 2024.

The Company utilizes third-party asset managers to source, underwrite and manage each loan, as well as any resulting REO. The Company closely monitors the activities of these managers. In the event that a loan workout is necessary, the Company believes these external managers have the experience and resources to manage the process to maximize recovery.

The Company also monitors its commercial mortgage and other loan investments internally on an ongoing basis, including a review of loans' credit quality indicators and payment status as current, past due, restructured or under foreclosure. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning credit quality indicators, information on loans that are on nonaccrual status, and REO obtained through foreclosure or deed in lieu of foreclosure. See also Item 1A. Risk Factors of the 2024 Annual Report for a discussion of risk factors associated with the Company's investments.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.4%	1.5%	1.5%
AA	6.0	6.3	6.0	6.3
A	68.2	66.4	68.0	66.1
BBB	22.9	24.2	22.9	24.4
BB or lower	1.6	1.7	1.6	1.7
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2025, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2025.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$35,251	$33,082	$(2,169)
Urban Renaissance Agency	A+	163	113	(50)
KLM Royal Dutch Airlines	B+	133	96	(37)
JP Morgan Chase and Co.	A+	189	152	(37)
Prologis LP	A	151	121	(30)
Tokyo Gas Co Ltd	A+	100	74	(26)
Banco de Chile	A	134	108	(26)
Mitsubishi Estate Co Ltd.	A	133	108	(25)
SNCF Reseau	AA-	72	48	(24)
West Japan Railway Company	A+	79	55	(24)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. The Company believes these issuers have the ability to continue making timely payments of principal and interest. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to the Company's investments.

Below-Investment-Grade Securities

The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds invested in as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure.

Below-Investment-Grade Investments

	March 31, 2025
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$231	$230	$209	$(21)
Hella KG Hueck and Co.	147	147	139	(8)
Thames Water Utility	135	134	118	(16)
Telecom Italia SpA	134	134	175	41
KLM Royal Dutch Airlines	134	133	96	(37)
IKB Deutsche Industriebank AG	87	47	78	31
Generalitat de Catalunya	54	23	50	27
Hawaiian Electric Industries Inc	35	35	29	(6)
CPI Property Group SA	20	20	19	(1)
Other Issuers	24	26	23	(3)
Subtotal (2)	1,001	929	936	7
High yield corporate bonds	542	438	510	72
Middle market loans	4,223	4,045	3,982	(63)
Grand Total	$5,766	$5,412	$5,428	$16
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

	March 31, 2025
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$36,473	$515	$(2,765)	$34,223	43.2%
Municipalities	2,358	130	(173)	2,315	2.8
Mortgage- and asset-backed securities	3,916	207	(75)	4,048	4.6
Public utilities	7,021	531	(297)	7,254	8.3
Electric	5,492	430	(182)	5,742	6.5
Natural Gas	882	63	(70)	873	1.0
Other	647	38	(45)	639	.8
Sovereign and supranational	803	51	(10)	844	1.0
Banks/financial institutions	9,226	613	(478)	9,361	10.9
Banking	5,322	372	(251)	5,442	6.3
Insurance	1,925	159	(71)	2,014	2.3
Other	1,979	82	(156)	1,905	2.3
Other corporate	24,636	2,700	(1,103)	26,234	29.2
Basic Industry	2,073	296	(101)	2,267	2.5
Capital Goods	2,623	244	(125)	2,743	3.1
Communications	2,610	426	(64)	2,972	3.1
Consumer Cyclical	1,962	182	(50)	2,094	2.3
Consumer Non-Cyclical	5,776	642	(257)	6,160	6.8
Energy	2,277	348	(33)	2,592	2.7
Other	1,126	69	(99)	1,097	1.3
Technology	3,258	204	(170)	3,293	3.9
Transportation	2,931	289	(204)	3,016	3.5
Total fixed maturity securities	$84,433	$4,747	$(4,901)	$84,279	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2025		December 31, 2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$68,471	$67,979	$65,291	$66,476
Equity securities	603	603	638	638
Total publicly issued	69,074	68,582	65,929	67,114
Privately issued securities: (2)
Fixed maturity securities (3)	15,962	16,300	14,764	15,565
Equity securities	161	161	158	158
Total privately issued	16,123	16,461	14,922	15,723
Total investment securities	$85,197	$85,043	$80,851	$82,837
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	March 31, 2025	December 31, 2024
Privately issued reverse dual-currency securities	$3,567	$3,368
Publicly issued collateral structured as reverse dual-currency securities	937	945
Total reverse dual-currency securities	$4,504	$4,313
Reverse dual-currency securities as a percentage of total investment securities	5.3%	5.3%
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

HEDGING ACTIVITIES
The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2024 Annual Report for more information about market risk and the Company’s use of derivatives.

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

	Three Months
	2025	2024
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$0.2	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$2
FX Options
FX option notional at the end of period (in billions) (1)	$24.2	$24.7
Amortized hedge income (cost) for period (in millions)	$(7)	$(8)
Corporate and other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions) (1)	$2.7	$2.3
Amortized hedge income (cost) for period (in millions)	$30	$28
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0
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

	March 31, 2025		December 31, 2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$11,605	$13,409	$9,835	$12,183
Equity securities	22	22	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	3,441	3,443	3,648	3,656
Commercial mortgage loans	906	825	915	811
Middle market loans (floating rate)	3,896	3,824	3,847	3,794
Other loans	151	151	174	173
Other investments	3,871	3,871	2,862	2,862
Total U.S. Dollar Program	23,892	25,545	21,303	23,501
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,769	2,465	1,645	2,406
Total U.S. dollar-denominated investments in Aflac Japan	$25,661	$28,010	$22,948	$25,907
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign exchange risk on certain U.S. dollar-denominated investments in Aflac Japan's portfolio, and one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of March 31, 2025, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash inflows (outflows)	$(7)	$(411)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $7.0 billion as of March 31, 2025, with hedging instruments comprised of $4.3 billion of yen-denominated debt and $2.7 billion of foreign currency forwards, compared with $5.9 billion as of December 31, 2024, with hedging instruments comprised of $4.1 billion of yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2025 and 2024, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

As part of the Company’s internal reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company, and may enter into such forwards with third parties, to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and liabilities, which are mostly denominated in yen, in order to support and optimize Bermuda Monetary Authority (BMA) capital requirements. For additional information on the Company's internal reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A and Note 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2024 Annual Report.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	March 31, 2025	December 31, 2024	% Change
Aflac Japan	$5,416	$5,102	6.2%	(1)
Aflac U.S.	3,667	3,656	.3
Total	$9,083	$8,758	3.7%
(1) Aflac Japan’s deferred policy acquisition costs increased .4% in yen during the three months ended March 31, 2025.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	March 31, 2025	December 31, 2024	% Change
Aflac Japan	$68,792	$67,549	1.8%	(1)
Aflac U.S.	11,194	11,063	1.2
Corporate and other	4,879	4,839	.8
Intercompany eliminations (2)	(6,037)	(5,943)	(1.6)
Total	$78,828	$77,508	1.7%
(1) Aflac Japan’s policy liabilities decreased 3.7% in yen during the three months ended March 31, 2025.
(2) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture of a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company's policy liabilities.

BENEFIT PLANS
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the three-month periods ended March 31, 2025 and March 31, 2024.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2025 and 2024 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At March 31, 2025, the Company held $5.2 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.

The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2025	2024
Management fees paid by subsidiaries	$40	$41
Dividends declared or paid by subsidiaries	1,154	658

The following table details Aflac Japan remittances, which are included in the totals above, for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2025	2024
Aflac Japan management fees paid to Parent Company	$17	$17
Aflac Japan dividends declared or paid to Parent Company (in dollars)	759	433
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥113.3	¥63.9

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

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends. For additional information, see the Liquidity and Capital Resources section of Item 7. MD&A in the 2024 Annual Report.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2025. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of March 31, 2025, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for additional information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2024 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.

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

The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2025	2024
Operating activities	$589	$849
Investing activities	(359)	227
Financing activities	(1,261)	(256)
Exchange effect on cash and cash equivalents	33	(28)
Net change in cash and cash equivalents	$(998)	$792

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of March 31, 2025, of the $400 million committed, approximately $290 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2025, Aflac U.S. borrowed and repaid $165 million under this program. As of March 31, 2025, Aflac U.S. had outstanding borrowings of $531 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and, from time to time, debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $1.2 billion during the three-month period ended March 31, 2025, compared with $1.0 billion during the three-month period ended March 31, 2024.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2025	2024
Treasury stock purchases	$900	$750
Number of shares purchased:
Share repurchase program	8,497	9,276
Other	398	457
Total shares purchased	8,895	9,733

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2025	2024
Stock issued from treasury:
Cash financing	$4	$6
Noncash financing	23	20
Total stock issued from treasury	$27	$26
Number of shares issued	435	450

As of March 31, 2025, a remaining balance of 38.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.58 per share in the first quarter of 2025, compared with $.50 per share in the first quarter of 2024. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2025	2024
Dividends paid in cash	$306	$278
Dividends through issuance of treasury shares	11	10
Total dividends to shareholders	$317	$288

In April 2025, the board of directors declared the second quarter cash dividend of $.58 per share, an increase of 16.0% compared with the same period in 2024. The dividend is payable on June 2, 2025 to shareholders of record at the close of business on May 21, 2025.

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

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be reclassified as available-for-sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available-for-sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

As of March 31, 2025, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will introduce an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The initial report on the Economic Solvency Ratio (ESR) will be issued as of March 31, 2026, which is Aflac Japan's 2025 fiscal year-end.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2025, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 77% of its liabilities are reported as of March 31, 2025, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the three-month period ended March 31, 2025. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2024 Annual Report.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2024 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2025, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,698,784		$104.83	2,698,784	44,618,770
February 1 - February 28	3,230,149		104.37	2,835,980	41,782,790
March 1 - March 31	2,965,821		108.23	2,961,981	38,820,809
Total	8,894,754	(1)	$105.80	8,496,745	38,820,809	(2)
(1) During the first three months of 2025, 398,009 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at March 31, 2025, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 5.    Other Information

Insider Trading Arrangements

During the first quarter of 2025, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	31.1	-	Certification of CEO dated May 7, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated May 7, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated May 7, 2025, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

Glossary of Selected Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use certain performance metrics and other terms which are defined below.

Adjusted Net Investment Income – Net Investment Income adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and ii) net interest income/expense from foreign currency and interest rate derivatives associated with certain investment strategies, which are reclassified from net investment gains (losses) to net investment income. The Company considers adjusted net investment income important because it provides a more comprehensive understanding of the costs and income associated with the Company's investments and related hedging strategies. The metric is used in segment reporting as a component of segment profitability.

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

Average Weekly Producer – The total number of writing agents, including brokers, who have produced greater than $0.00 during the production week - excluding any manual adjustments - divided by the number of weeks in the time period. The Company believes this metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

Aflac Incorporated

May 7, 2025	/s/ Max K. Brodén
(Max K. Brodén)
Senior Executive Vice President; Chief Financial Officer

May 7, 2025	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer