Form 10-Q
period 2025-06-30
AFLAC INC
filed 2025-08-05
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 534,831,490 shares of the issuer's common stock were outstanding as of July 28, 2025.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2025	2024	2025	2024
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,470	$3,325	$6,851	$6,781
Net investment income	1,081	1,095	2,036	2,095
Net investment gains (losses)	(421)	696	(1,384)	1,647
Other income (loss)	30	22	55	52
Total revenues	4,160	5,138	7,558	10,575
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,047	1,972	4,033	4,039
Reserve remeasurement (gains) losses	(37)	(51)	(78)	(107)
Total benefits and claims, net	2,010	1,921	3,955	3,932
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	221	208	437	424
Insurance commissions	251	246	491	501
Insurance and other expenses	804	694	1,606	1,431
Interest expense	52	50	102	97
Total acquisition and operating expenses	1,328	1,198	2,636	2,453
Total benefits and expenses	3,338	3,119	6,591	6,385
Earnings before income taxes	822	2,019	967	4,190
Income taxes	223	264	339	556
Net earnings	$599	$1,755	$628	$3,634
Net earnings per share:
Basic	$1.12	$3.11	$1.16	$6.38
Diluted	1.11	3.10	1.16	6.35
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	536,688	564,573	540,676	569,730
Diluted	538,425	566,838	542,629	572,160
Cash dividends per share	$.58	$.50	$1.16	$1.00
(1) Includes a gain (loss) of an immaterial amount and $(2) for the three-month periods and an immaterial amount and $(5) for the six-month periods ended June 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2025	2024	2025	2024
Net earnings	$599	$1,755	$628	$3,634
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	179	(340)	531	(838)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(764)	(829)	(2,305)	(727)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	14	(50)	(26)	(218)
Unrealized gains (losses) on derivatives during period	1	6	3	0
Effect of changes in discount rate assumptions during period	2,146	3,698	4,542	5,044
Pension liability adjustment during period	0	2	41	4
Total other comprehensive income (loss) before income taxes	1,576	2,487	2,786	3,265
Income tax expense (benefit) related to items of other comprehensive income (loss)	208	677	299	1,037
Other comprehensive income (loss), net of income taxes	1,368	1,810	2,487	2,228
Total comprehensive income (loss)	$1,967	$3,565	$3,115	$5,862
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2025 and 2024, amortized cost $66,978 in 2025 and $61,455 in 2024)	$65,204	$61,841
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $3,052 in 2025 and $2,634 in 2024)	3,675	3,428
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2025 and $5 in 2024 (fair value $17,607 in 2025 and $16,772 in 2024)	17,434	15,966
Equity securities, at fair value	882	796
Commercial mortgage and other loans, net of allowance for credit losses of $384 in 2025 and $355 in 2024 (includes $8,207 in 2025 and $8,693 in 2024 of consolidated variable interest entities)	10,264	10,869
Other investments (includes $2,220 in 2025 and $2,176 in 2024 of consolidated variable interest entities)	7,345	5,958
Cash and cash equivalents	6,965	6,229
Total investments and cash	111,769	105,087
Receivables	873	779
Accrued investment income	753	710
Deferred policy acquisition costs	9,296	8,758
Property and equipment, at cost less accumulated depreciation	390	387
Other	1,655	1,845
Total assets	$124,736	$117,566
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$71,099	$70,381
Unpaid policy claims	426	381
Unearned premiums	1,377	1,286
Other policyholders’ funds	6,002	5,460
Total policy liabilities	78,904	77,508
Income taxes	685	573
Payables for return of cash collateral on loaned securities	5,767	2,037
Notes payable and lease obligations	8,933	7,498
Other	3,247	3,852
Total liabilities	97,536	91,468
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2025 and 2024; issued 1,357,790 shares in 2025 and 1,356,763 shares in 2024	136	136
Additional paid-in capital	2,958	2,894
Retained earnings	52,595	52,277
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,282)	(4,998)
Unrealized gains (losses) on fixed maturity securities	(1,828)	24
Unrealized gains (losses) on derivatives	(17)	(20)
Effect of changes in discount rate assumptions	5,594	2,006
Pension liability adjustment	42	10
Treasury stock, at average cost	(27,998)	(26,231)
Total shareholders’ equity	27,200	26,098
Total liabilities and shareholders’ equity	$124,736	$117,566
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
Net earnings	0	0	29	0	0	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	449	0	449
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,257)	0	(1,257)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,893	0	1,893
Pension liability adjustment during period, net of income taxes	0	0	0	32	0	32
Dividends to shareholders (1) ($.00 per share)	0	0	2	0	0	2
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(949)	(949)
Treasury stock reissued	0	13	0	0	14	27
Balance at March 31, 2025	$136	$2,919	$52,308	$(1,859)	$(27,166)	$26,338
Net earnings	0	0	599	0	0	599
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	267	0	267
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(595)	0	(595)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,695	0	1,695
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders (1) ($.58 per share)	0	0	(312)	0	0	(312)
Exercise of stock options	0	0	0	0	0	0
Share-based compensation	0	30	0	0	0	30
Purchases of treasury stock	0	0	0	0	(839)	(839)
Treasury stock reissued	0	9	0	0	7	16
Balance at June 30, 2025	$136	$2,958	$52,595	$(491)	$(27,998)	$27,200
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2025	2024
Cash flows from operating activities:
Net earnings	$628	$3,634
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(48)	19
Capitalization of deferred policy acquisition costs	(503)	(508)
Amortization of deferred policy acquisition costs	437	424
Increase in policy liabilities	(195)	(43)
Change in income tax liabilities	(267)	(221)
Net investment (gains) losses	1,384	(1,647)
Other, net	(448)	(554)
Net cash provided (used) by operating activities	988	1,104
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	7,816	3,598
Equity securities	240	550
Held-to-maturity fixed maturity securities	2	1
Commercial mortgage and other loans	1,075	952
Costs of investments acquired:
Available-for-sale fixed maturity securities	(9,412)	(3,357)
Equity securities	(249)	(179)
Commercial mortgage and other loans	(799)	(512)
Other investments, net	(1,012)	(2,284)
Settlement of derivatives, net	26	(106)
Cash received (pledged or returned) as collateral, net	3,523	3,375
Other, net	(36)	256
Net cash provided (used) by investing activities	1,174	2,294
Cash flows from financing activities:
Purchases of treasury stock	(1,729)	(1,550)
Proceeds from borrowings	1,039	823
Principal payments under debt obligations	0	(194)
Dividends paid to shareholders	(607)	(550)
Change in investment-type contracts, net	(123)	(103)
Treasury stock reissued	2	12
Other, net	(5)	(14)
Net cash provided (used) by financing activities	(1,423)	(1,576)
Effect of exchange rate changes on cash and cash equivalents	(3)	(68)
Net change in cash and cash equivalents	736	1,754
Cash and cash equivalents, beginning of period	6,229	4,306
Cash and cash equivalents, end of period	$6,965	$6,060
Supplemental disclosures of cash flow information:
Income taxes paid	$605	$777
Interest paid	92	87
Noncash interest	10	11
Noncash real estate acquired in satisfaction of debt	247	294
Noncash financing activities:
Lease obligations	19	20
Treasury stock issued for:
Associate stock bonus	12	10
Shareholder dividend reinvestment	22	21
Share-based compensation grants	7	6
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
In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2025 and December 31, 2024, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2025 and 2024, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2025 and 2024 and June 30, 2025 and 2024, and the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).
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

Accounting Pronouncements Pending Adoption

ASU 2024-03 Income Statement (Topic 220) - Disaggregation of Income Statement Expenses

In November 2024, the FASB issued amendments that require disaggregated disclosure, in the notes to the financial statements, of specified information about certain costs and expenses including (1) the amounts of employee compensation, depreciation, and intangible asset amortization; (2) certain expense, gain, or loss amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements; (3) qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses.

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 54% in both the three- and six-month periods ended June 30, 2025 and 56% in both the three- and six-month periods ended June 30, 2024. The percentage of the Company's total assets attributable to Aflac Japan was 77% at both June 30, 2025 and December 31, 2024.

Information regarding operations by reportable segment and Corporate and other is presented in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,761	$1,715	$3,442	$3,531
Adjusted net investment income	699	725	1,285	1,374
Other income	12	7	17	14
Total adjusted revenue Aflac Japan	2,472	2,447	4,744	4,919
Aflac U.S.:
Net earned premiums	1,504	1,455	3,006	2,930
Adjusted net investment income	207	218	409	424
Other income	17	11	34	30
Total adjusted revenue Aflac U.S.	1,728	1,684	3,449	3,384
Corporate and other (2)	336	249	662	497
Total adjusted revenues	4,536	4,380	8,855	8,800
Net investment gains (losses)	(421)	696	(1,384)	1,647
Reconciling items:
Amortized hedge costs	11	7	18	13
Amortized hedge income	(30)	(34)	(60)	(62)
Net interest (income) expense from derivatives associated with certain investment strategies	64	89	129	177
Total revenues	$4,160	$5,138	$7,558	$10,575
(1) Includes a gain (loss) of an immaterial amount and $(2) for the three-month periods and an immaterial amount and $(5) for the six-month periods ended June 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $8 and $30 for the three-month periods and $16 and $62 for the six-month periods ended June 30, 2025, and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $9 and $31 for the three-month periods and $16 and $64 for the six-month periods ended June 30, 2025, and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Adjusted revenues:
Aflac Japan (1)	$2,472	$2,447	$4,744	$4,919
Aflac U.S.	1,728	1,684	3,449	3,384
Corporate and other (2)	336	249	662	497
Total adjusted revenues	4,536	4,380	8,855	8,800
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	1,186	1,174	2,316	2,417
Reserve remeasurement (gains) losses	(14)	(26)	(39)	(52)
Total benefits and claims, net	1,172	1,148	2,277	2,365
Adjusted expenses:
Amortization of deferred policy acquisition costs	85	77	164	160
Insurance commissions	112	105	217	220
Insurance and other expenses	313	253	574	500
Total benefits and adjusted expenses Aflac Japan	1,682	1,583	3,232	3,245
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	736	704	1,467	1,419
Reserve remeasurement (gains) losses	(24)	(24)	(39)	(54)
Total benefits and claims, net	712	680	1,428	1,365
Adjusted expenses:
Amortization of deferred policy acquisition costs	136	132	273	264
Insurance commissions	139	140	274	281
Insurance and other expenses	353	349	728	735
Total benefits and adjusted expenses Aflac U.S.	1,340	1,301	2,703	2,645
Corporate and other	316	226	599	476
Total adjusted expenses	$3,338	$3,110	$6,534	$6,366
Pretax earnings:
Aflac Japan (1)	$790	$864	$1,512	$1,674
Aflac U.S.	388	383	746	739
Corporate and other (2)	20	23	63	21
Pretax adjusted earnings	1,198	1,270	2,321	2,434
Other income (loss)	0	0	(53)	(2)
Net investment gains (losses)	(421)	696	(1,384)	1,647
Reconciling items:
Amortized hedge costs	11	7	18	13
Amortized hedge income	(30)	(34)	(60)	(62)
Net interest (income) expense from derivatives associated with certain investment strategies	64	89	129	177
Impact of interest from derivatives associated with notes payable	0	(9)	(4)	(17)
Total earnings before income taxes	$822	$2,019	$967	$4,190
Income taxes applicable to pretax adjusted earnings	$241	$235	$458	$438
Effect of foreign currency translation on after-tax adjusted earnings	23	(37)	15	(81)
(1) Includes a gain (loss) of an immaterial amount and $(2) for the three-month periods and an immaterial amount and $(5) for the six-month periods ended June 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $8 and $30 for the three-month periods and $16 and $62 for the six-month periods ended June 30, 2025, and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $9 and $31 for the three-month periods and $16 and $64 for the six-month periods ended June 30, 2025, and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

Internal Reinsurance: Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by Aflac Japan and is reported as a part of Corporate and other. Under these internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $178 million and $128 million for the three-month periods and $356 million and $264 million for the six-month periods ended June 30, 2025 and 2024, respectively, related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see the accompanying Note 8 and Note 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

Total Assets: The Company's total assets were as follows:

(In millions)	June 30, 2025	December 31, 2024
Assets:
Aflac Japan	$96,592	$90,210
Aflac U.S.	22,038	21,930
Corporate and other	6,106	5,426
Total assets	$124,736	$117,566

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	June 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$20,289	$0	$174	$2,935	$17,528
Municipalities	950	0	49	118	881
Mortgage- and asset-backed securities	338	0	3	30	311
Public utilities	2,861	0	165	183	2,843
Sovereign and supranational	359	0	9	11	357
Banks/financial institutions	5,771	0	214	420	5,565
Other corporate	5,755	0	445	438	5,762
Total yen-denominated	36,323	0	1,059	4,135	33,247
U.S. dollar-denominated:
U.S. government and agencies	226	0	1	2	225
Municipalities	1,212	0	66	85	1,193
Mortgage- and asset-backed securities	4,065	0	171	69	4,167
Public utilities	4,378	0	350	155	4,573
Sovereign and supranational	58	0	20	0	78
Banks/financial institutions	3,930	0	371	39	4,262
Other corporate	19,708	0	2,031	738	21,001
Total U.S. dollar-denominated	33,577	0	3,010	1,088	35,499
Other currencies:
Mortgage- and asset-backed securities	47	0	1	0	48
Public utilities	57	0	1	0	58
Other corporate	26	0	1	0	27
Total other currencies	130	0	3	0	133
Total securities available-for-sale	$70,030	$0	$4,072	$5,223	$68,879

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,409	$0	$465	$2,234	$17,640
Municipalities	869	0	65	79	855
Mortgage- and asset-backed securities	327	0	4	23	308
Public utilities	2,746	0	202	108	2,840
Sovereign and supranational	330	0	16	8	338
Banks/financial institutions	5,376	0	267	342	5,301
Other corporate	5,329	0	568	305	5,592
Total yen-denominated	34,386	0	1,587	3,099	32,874
U.S. dollar-denominated:
U.S. government and agencies	208	0	1	3	206
Municipalities	1,167	0	65	53	1,179
Mortgage- and asset-backed securities	2,987	0	302	34	3,255
Public utilities	3,938	0	418	151	4,205
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,271	0	420	36	3,655
Other corporate	18,050	0	2,493	752	19,791
Total U.S. dollar-denominated	29,678	0	3,720	1,029	32,369
Other currencies:
Other corporate	25	0	1	0	26
Total other currencies	25	0	1	0	26
Total securities available-for-sale	$64,089	$0	$5,308	$4,128	$65,269

	June 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,720	$2	$16,718	$414	$272	$16,860
Municipalities	255	0	255	10	0	265
Public utilities	35	0	35	0	1	34
Sovereign and supranational	412	3	409	21	0	430
Other corporate	17	0	17	1	0	18
Total yen-denominated	17,439	5	17,434	446	273	17,607
Total securities held-to-maturity	$17,439	$5	$17,434	$446	$273	$17,607

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,311	$2	$15,309	$759	$9	$16,059
Municipalities	235	0	235	22	0	257
Public utilities	32	0	32	1	0	33
Sovereign and supranational	377	3	374	31	0	405
Other corporate	16	0	16	2	0	18
Total yen-denominated	15,971	5	15,966	815	9	16,772
Total securities held-to-maturity	$15,971	$5	$15,966	$815	$9	$16,772

	June 30, 2025	December 31, 2024
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$538	$484
U.S. dollar-denominated	344	312
Total equity securities	$882	$796

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first six months of 2025 and 2024, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2025, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,382	$1,481
Due after one year through five years	8,612	9,422
Due after five years through 10 years	16,665	17,423
Due after 10 years	38,921	36,027
Mortgage- and asset-backed securities	4,450	4,526
Total fixed maturity securities available-for-sale	$70,030	$68,879
Held-to-maturity:
Due in one year or less	$35	$35
Due after one year through five years	45	46
Due after five years through 10 years	9,256	9,647
Due after 10 years	8,098	7,879
Total fixed maturity securities held-to-maturity	$17,434	$17,607
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2025			December 31, 2024
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$36,029	$33,508	A+	$33,822	$32,844
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$5	$6	$119	$40
Gross losses from sales	(98)	(27)	(333)	(309)
Foreign currency gains (losses)	79	71	240	487
Other investments:
Gross gains (losses) from sales and redemptions	11	5	12	10
Total sales and redemptions	(3)	55	38	228
Equity securities	98	11	37	87
Real estate owned impairments	(6)	0	(6)	0
Credit losses:
Fixed maturity securities held-to-maturity	0	0	0	0
Commercial mortgage and other loans	(61)	(21)	(114)	(28)
Loan commitments	2	2	0	3
Reinsurance recoverables and other	1	0	1	5
Total credit losses	(58)	(19)	(113)	(20)
Derivatives and other:
Derivative gains (losses)	23	(275)	(22)	(490)
Foreign currency gains (losses)	(475)	924	(1,318)	1,842
Total derivatives and other	(452)	649	(1,340)	1,352
Total net investment gains (losses)	$(421)	$696	$(1,384)	$1,647

During the second quarter of 2025, the Company recognized an impairment loss of $6 million on an office-type real estate owned (REO) property classified as held-and-used for the production of income. The impairment was based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO property of $12 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2025 that relate to equity securities held at the June 30, 2025 reporting date were $101 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2024 that relate to equity securities held at the June 30, 2024 reporting date were $15 million.

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2025 that relate to equity securities held at the June 30, 2025 reporting date were $47 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2024 that relate to equity securities held at the June 30, 2024 reporting date were $70 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2025	December 31, 2024
Unrealized gains (losses) on securities available-for-sale	$(1,151)	$1,180
Deferred income taxes	(677)	(1,156)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(1,828)	$24

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$108	$2	$73	$0	$35	$2
Japan government and agencies:
Yen-denominated	11,469	2,935	5,838	288	5,631	2,647
Municipalities:
U.S. dollar-denominated	650	85	88	5	562	80
Yen-denominated	341	118	88	9	253	109
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,578	69	1,182	41	396	28
Yen-denominated	214	30	23	0	191	30
Public utilities:
U.S. dollar-denominated	1,911	155	1,045	30	866	125
Yen-denominated	1,048	183	211	10	837	173
Sovereign and supranational:
Yen-denominated	48	11	0	0	48	11
Banks/financial institutions:
U.S. dollar-denominated	1,065	39	890	16	175	23
Yen-denominated	3,759	420	655	16	3,104	404
Other corporate:
U.S. dollar-denominated	7,675	738	3,823	105	3,852	633
Yen-denominated	2,190	438	566	34	1,624	404
Total	$32,056	$5,223	$14,482	$554	$17,574	$4,669

	December 31, 2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$106	$3	$59	$1	$47	$2
Japan government and agencies:
Yen-denominated	8,136	2,234	2,070	57	6,066	2,177
Municipalities:
U.S. dollar-denominated	666	53	67	3	599	50
Yen-denominated	341	79	96	2	245	77
Mortgage- and asset- backed securities:
U.S. dollar-denominated	567	34	173	2	394	32
Yen-denominated	196	23	12	0	184	23
Public utilities:
U.S. dollar-denominated	1,570	151	699	19	871	132
Yen-denominated	1,020	108	368	11	652	97
Sovereign and supranational:
Yen-denominated	47	8	0	0	47	8
Banks/financial institutions:
U.S. dollar-denominated	625	36	376	7	249	29
Yen-denominated	3,197	342	471	22	2,726	320
Other corporate:
U.S. dollar-denominated	6,097	752	2,036	59	4,061	693
Yen-denominated	1,733	305	289	14	1,444	291
Total	$24,301	$4,128	$6,716	$197	$17,585	$3,931

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of June 30, 2025. Refer to the Allowance for Credit Losses section below for additional information.

As of June 30, 2025 and December 31, 2024, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

	June 30, 2025		December 31, 2024
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,246	11.7%	$1,361	12.1%
Retail	314	2.9	349	3.1
Apartments/Multi-Family	1,881	17.7	2,201	19.6
Industrial	100	.9	117	1.1
Hospitality	525	4.9	556	5.0
Other	292	2.7	318	2.8
Total transitional real estate loans	4,358	40.8	4,902	43.7
Commercial mortgage loans:
Office	294	2.8	300	2.7
Retail	210	2.0	214	1.9
Apartments/Multi-Family	559	5.3	572	5.1
Industrial	413	3.9	436	3.9
Other	14	.1	15	.1
Total commercial mortgage loans	1,490	14.1	1,537	13.7
Middle market loans	4,355	40.9	4,423	39.4
Other loans	445	4.2	362	3.2
Total commercial mortgage and other loans	$10,648	100.0%	$11,224	100.0%
Allowance for credit losses	(384)		(355)
Total net commercial mortgage and other loans	$10,264		$10,869
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

As of June 30, 2025, the Company had $175 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of June 30, 2025, the Company had commitments of approximately $646 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of June 30, 2025, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

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

The following tables present as of June 30, 2025 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$370	$391	$10	$771
60%-69.99%	0	0	77	419	442	400	1,338
70%-79.99%	0	0	14	772	625	44	1,455
80% or greater	0	0	0	186	297	311	794
Total	$0	$0	$91	$1,747	$1,755	$765	$4,358
Current-period gross writeoffs:	$0	$0	$0	$5	$0	$24	$29

Commercial Mortgage Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$32	$0	$247	$1,010	$1,289	2.68
60%-69.99%	0	0	0	0	25	53	78	2.14
70%-79.99%	0	0	0	0	0	8	8	1.48
80% or greater	0	12	0	0	0	103	115	0.76
Total	$0	$12	$32	$0	$272	$1,174	$1,490	2.50
Weighted Average DSCR	0.00	1.13	2.49	0.00	3.04	2.39
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$13	$37	$30	$0	$71	$106	$11	$268
BB	233	466	37	385	349	620	77	2,167
B	46	181	46	257	460	475	31	1,496
CCC	17	5	0	9	62	194	20	307
CC	0	0	0	14	0	0	1	15
C and lower	0	0	0	0	16	80	6	102
Total	$309	$689	$113	$665	$958	$1,475	$146	$4,355
Current-period gross writeoffs:	$0	$0	$0	$0	$17	$39	$0	$56

Other Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
A	$40	$0	$0	$74	$0	$0	$0	$114
AA	0	0	0	8	3	0	0	11
BBB	5	217	72	26	0	0	0	320
BB	0	0	0	0	0	0	0	0
Total	$45	$217	$72	$108	$3	$0	$0	$445
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	June 30, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,808	$142	$408	$550	$4,358	$408
Commercial mortgage loans	1,490	0	0	0	1,490	0
Middle market loans	4,273	23	59	82	4,355	59
Other loans	445	0	0	0	445	0
Total	$10,016	$165	$467	$632	$10,648	$467
(1) As of June 30, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,364	$195	$343	$538	$4,902	$378
Commercial mortgage loans	1,537	0	0	0	1,537	0
Middle market loans	4,295	63	65	128	4,423	108
Other loans	362	0	0	0	362	0
Total	$10,558	$258	$408	$666	$11,224	$486
(1) As of December 31, 2024, there were no loans that were 90 days or more past due that continued to accrue interest.

For the three-month period ended June 30, 2025, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. For the six-month period ended June 30, 2025, the Company recognized $1 million of interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. For the three- and six-month periods ended June 30, 2024, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $45 million and $140 million had no credit loss allowance as of June 30, 2025 and December 31, 2024, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of June 30, 2025, no MMLs were on nonaccrual status without an allowance for credit loss. As of December 31, 2024, MMLs with an amortized cost of $5 million were on nonaccrual status without an allowance for credit losses.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first six months of 2025 and 2024. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded.

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

Three Months Ended June 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Term extension	$128	3.1%	Term extension of 22 months on average
Term extension and interest rate reduction	152	3.7	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 4.8% to 4.3%
Middle Market Loans:
Principal forgiveness	$4	.1%	Reduction in the amortized cost basis of $0.3 million
Principal forgiveness and term extension	25	.6	Reduction in the amortized cost basis of $34 million and term extension of 30 months on average
(1) Net of allowance for credit losses

Three Months Ended June 30, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays and interest rate reduction	$121	2.2%	Delay in payments of 31 months on average and reduction in the weighted-average contractual interest rate from 8.1% to 7.8%
(1) Net of allowance for credit losses

Six Months Ended June 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Term extension	$159	3.9%	Term extension of 20 months on average
Term extension and interest rate reduction	152	3.7	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 4.8% to 4.3%
Middle Market Loans:
Principal forgiveness	$6	.1%	Reduction in the amortized cost basis of $4 million
Term extension	33	.8	Term extension of six months on average
Other-than-insignificant payment delays	28	.7	Delay in principal and interest payments of 35 months on average
Principal forgiveness and term extension	25	.6	Reduction in the amortized cost basis of $34 million and term extension of 30 months on average
(1) Net of allowance for credit losses

Six Months Ended June 30, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays and interest rate reduction	$332	6.0%	Delay in payments of 44 months on average and reduction in the weighted-average contractual interest rate from 8.2% to 7.3%
(1) Net of allowance for credit losses

Additionally, an immaterial percentage of MMLs were modified in the form of principal forgiveness during each of the three- and six-month periods ended June 30, 2024. The modifications resulted in forgiveness of principal of $15 million, resulting in a remaining amortized cost of $2 million as of June 30, 2024.

The following table presents an aging of loans that received modifications in the 12 months preceding the period presented, at amortized cost.

	June 30, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$592	$0	$60	$60
Middle market loans	106	1	0	0
Total	$698	$1	$60	$60

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of June 30, 2025 and 2024, and subsequently defaulted in the three- and six-month periods ended June 30, 2025 and 2024, were immaterial.

As of June 30, 2025, the Company had $12 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification, compared with $14 million as of December 31, 2024.

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

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $16.6 billion amortized cost as of June 30, 2025 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended June 30, 2025:
Balance at March 31, 2025	$(203)	$(15)	$(150)	$(19)	$(5)	$0	$(392)
(Addition to) release of allowance for credit losses	(45)	3	(19)	2	0	0	(59)
Writeoffs, net of recoveries	5	0	42	0	0	0	47
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2025	$(243)	$(12)	$(127)	$(17)	$(5)	$0	$(404)
Three Months Ended June 30, 2024:
Balance at March 31, 2024	$(114)	$(19)	$(99)	$(15)	$(5)	$0	$(252)
(Addition to) release of allowance for credit losses	(24)	2	1	2	0	0	(19)
Writeoffs, net of recoveries	15	0	0	0	0	0	15
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2024 (2)	$(123)	$(17)	$(98)	$(13)	$(5)	$0	$(256)
Six Months Ended June 30, 2025:
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(Addition to) release of allowance for credit losses	(73)	2	(43)	0	0	0	(114)
Writeoffs, net of recoveries	29	0	56	0	0	0	85
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2025	$(243)	$(12)	$(127)	$(17)	$(5)	$0	$(404)
Six Months Ended June 30, 2024:
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(Addition to) release of allowance for credit losses	(26)	(1)	(2)	3	0	0	(26)
Writeoffs, net of recoveries	15	0	50	0	0	0	65
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2024	$(123)	$(17)	$(98)	$(13)	$(5)	$0	$(256)

As of June 30, 2025, the Company identified TREs with an amortized cost of $136 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of June 30, 2025, the Company established a credit allowance of $20 million related to these loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2025	December 31, 2024
Other investments:
Policy loans	$221	$203
Short-term investments (1)	2,375	1,599
Limited partnerships (2)	3,745	3,435
Real estate owned	964	682
Other	40	39
Total other investments	$7,345	$5,958
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

REO consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of June 30, 2025 and December 31, 2024, all REO was classified as held-and-used for the production of income, which is carried at cost less accumulated depreciation. Depreciation expense was $8 million and $3 million for the three-month periods and $14 million and $4 million for the six-month periods ended June 30, 2025 and 2024, respectively. Additionally, as of June 30, 2025 and December 31, 2024, accumulated depreciation was $28 million and $14 million, respectively.

The Company had $2.4 billion and $2.8 billion in outstanding commitments to fund investments in limited partnerships, which included $2.1 billion and $2.1 billion of unfunded commitments related to VIEs that are non-consolidated as of June 30, 2025 and December 31, 2024, respectively.

Variable Interest Entities (VIEs)

In the normal course of its activities, the Company invests in legal entities that are VIEs. The Company's variable interests in VIEs are limited to the debt and equity instruments issued by them. With the exception of commitments to limited partnerships and to certain loan investments made in the normal course of business, the Company has not provided any direct or contingent obligations to fund the limited activities of these VIEs, or support related to the limited activities of these VIEs, and does not have any intention to do so in the future, nor has it provided any direct or indirect financial guarantees.

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

The following table presents the carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	June 30, 2025	December 31, 2024
Assets:
Fixed maturity securities, available-for-sale	$3,675	$3,428
Commercial mortgage and other loans	8,207	8,693
Other investments (1)	2,220	2,176
Other assets (2)	45	53
Total assets of consolidated VIEs	$14,147	$14,350
Liabilities:
Other liabilities (2)	$589	$604
Total liabilities of consolidated VIEs	$589	$604
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
Investments in Variable Interest Entities Not Consolidated

(In millions)	June 30, 2025	December 31, 2024
Assets:
Fixed maturity securities, available-for-sale	$7,121	$6,243
Other investments (1)	1,367	1,124
Total investments in VIEs not consolidated	$8,488	$7,367
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
	June 30, 2025				December 31, 2024
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$3,837	$1,035	$4,872	$0	$1,027	$1,027
Public utilities	27	0	0	27	34	0	34
Banks/financial institutions	145	0	0	145	193	0	193
Other corporate	723	0	0	723	783	0	783
Total borrowings	$895	$3,837	$1,035	$5,767	$1,010	$1,027	$2,037
Gross amount of recognized liabilities for securities lending transactions				$5,767			$2,037
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $1.5 billion and $3.0 billion at June 30, 2025 and December 31, 2024, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2025, and December 31, 2024, respectively.

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

	June 30, 2025			December 31, 2024
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$4	$18	$0	$6
Total cash flow hedges	18	0	4	18	0	6
Net investment hedge:
Foreign currency forwards	1,926	29	53	1,809	185	0
Total net investment hedge	1,926	29	53	1,809	185	0
Non-qualifying strategies:
Foreign currency swaps	0	0	0	450	2	0
Foreign currency swaps - VIE	3,096	45	585	3,042	53	598
Foreign currency forwards	572	0	8	0	0	0
Foreign currency options	25,000	2	0	24,195	0	0
Interest rate swaps	29,280	14	275	17,230	0	329
Forward bond purchase commitment - VIE	28	0	0	0	0	0
Total non-qualifying strategies	57,976	61	868	44,917	55	927
Total derivatives	$59,920	$90	$925	$46,744	$240	$933

Cash Flow Hedges

From time to time, for certain variable-rate available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the variable rate interest to fixed rate interest as well as interest cash flows between Japanese yen and U.S. dollar. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately one year. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the Non-qualifying Strategies section of this note.

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

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of June 30, 2025 and December 31, 2024; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Fixed maturity securities	$1,344	$1,294	$126	$137
(1) The balance includes hedging adjustment on discontinued hedging relationships of $126 in 2025 and $137 in 2024.

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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2025 and 2024, respectively.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,
	2025				2024
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$(1)		$0
Total cash flow hedges	0	(1)	(1)	1	0	(1)	(1)	0
Net investment hedge:
Non-derivative hedging instruments		0		(139)		0		265
Foreign currency forwards		26		(81)		32		155
Total net investment hedge		26		(220)		32		420
Non-qualifying strategies:
Foreign currency swaps		0				1
Foreign currency swaps - VIE		30				(128)
Foreign currency forwards		(7)				0
Foreign currency options		(14)				(141)
Interest rate swaps		(11)				(38)
Total non-qualifying strategies		(2)				(306)
Total	$0	$23		$(219)	$0	$(275)		$420
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended June 30, 2025, and $1 of losses during the three-month period ended June 30, 2024.

	Six Months Ended June 30,
	2025				2024
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(2)		$3	$0	$(2)		$0
Total cash flow hedges	0	(2)	(1)	3	0	(2)	(1)	0
Net investment hedge:
Non-derivative hedging instruments		0		(379)		0		501
Foreign currency forwards		62		(225)		76		300
Total net investment hedge		62		(604)		76		801
Non-qualifying strategies:
Foreign currency swaps		0				2
Foreign currency swaps - VIE		(27)				(216)
Foreign currency forwards		(7)				17
Foreign currency options		(19)				(182)
Interest rate swaps		(29)				(185)
Total non-qualifying strategies		(82)				(564)
Total	$0	$(22)		$(601)	$0	$(490)		$801
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $2 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the six-month period ended June 30, 2025, and $2 of losses during the six-month period ended June 30, 2024.

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

As of June 30, 2025, $2 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

As of June 30, 2025, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $852 million and $804 million as of June 30, 2025 and December 31, 2024, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2025, the Company estimates that it would be required to post a maximum of $584 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$31	$0	$31	$(24)	$0	$(6)	$1
OTC - cleared	14	0	14	(14)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	45	0	45	(38)	0	(6)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	45		45				45
Total derivative assets not subject to a master netting agreement or offsetting arrangement	45		45				45
Total derivative assets	90	0	90	(38)	0	(6)	46
Securities lending and similar arrangements	5,732	0	5,732	0	0	(5,732)	0
Total	$5,822	$0	$5,822	$(38)	$0	$(5,738)	$46

December 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$187	$0	$187	$0	$(45)	$(135)	$7
Total derivative assets subject to a master netting agreement or offsetting arrangement	187	0	187	0	(45)	(135)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	53		53				53
Total derivative assets not subject to a master netting agreement or offsetting arrangement	53		53				53
Total derivative assets	240	0	240	0	(45)	(135)	60
Securities lending and similar arrangements	2,001	0	2,001	0	0	(2,001)	0
Total	$2,241	$0	$2,241	$0	$(45)	$(2,136)	$60

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$61	$0	$61	$(24)	$(5)	$(2)	$30
OTC - cleared	275	0	275	(14)	(19)	(242)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	336	0	336	(38)	(24)	(244)	30
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	589		589				589
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	589		589				589
Total derivative liabilities	925	0	925	(38)	(24)	(244)	619
Securities lending and similar arrangements	5,767	0	5,767	(5,732)	0	0	35
Total	$6,692	$0	$6,692	$(5,770)	$(24)	$(244)	$654

December 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - cleared	$329	$0	$329	$0	$0	$(329)	$0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	329	0	329	0	0	(329)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	604		604				604
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	604		604				604
Total derivative liabilities	933	0	933	0	0	(329)	604
Securities lending and similar arrangements	2,037	0	2,037	(2,001)	0	0	36
Total	$2,970	$0	$2,970	$(2,001)	$0	$(329)	$640

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

	June 30, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$16,975	$778	$0	$17,753
Municipalities	0	2,074	0	2,074
Mortgage- and asset-backed securities	0	2,604	1,922	4,526
Public utilities	0	6,682	792	7,474
Sovereign and supranational	0	412	23	435
Banks/financial institutions	0	9,818	9	9,827
Other corporate	0	26,627	163	26,790
Total fixed maturity securities	16,975	48,995	2,909	68,879
Equity securities	715	0	167	882
Other investments	2,375	0	0	2,375
Cash and cash equivalents	6,965	0	0	6,965
Other assets:
Foreign currency swaps	0	45	0	45
Foreign currency forwards	0	29	0	29
Foreign currency options	0	2	0	2
Interest rate swaps	0	14	0	14
Total other assets	0	90	0	90
Total assets	$27,030	$49,085	$3,076	$79,191
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$589	$0	$589
Foreign currency forwards	0	61	0	61
Interest rate swaps	0	275	0	275
Total liabilities	$0	$925	$0	$925

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$17,088	$758	$0	$17,846
Municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities	0	6,398	647	7,045
Sovereign and supranational	0	393	23	416
Banks/financial institutions	0	8,946	10	8,956
Other corporate	0	25,178	231	25,409
Total fixed maturity securities	17,088	46,114	2,067	65,269
Equity securities	639	0	157	796
Other investments	1,599	0	0	1,599
Cash and cash equivalents	6,229	0	0	6,229
Other assets:
Foreign currency swaps	0	55	0	55
Foreign currency forwards	0	185	0	185
Total other assets	0	240	0	240
Total assets	$25,555	$46,354	$2,224	$74,133
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$604	$0	$604
Interest rate swaps	0	329	0	329
Total liabilities	$0	$933	$0	$933

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,718	$16,711	$149	$0	$16,860
Municipalities	255	0	265	0	265
Public utilities	35	0	34	0	34
Sovereign and supranational	409	0	430	0	430
Other corporate	17	0	18	0	18
Commercial mortgage and other loans	10,264	0	0	10,099	10,099
Other investments (1)	40	0	40	0	40
Total assets	$27,738	$16,711	$936	$10,099	$27,746
Liabilities:
Other policyholders’ funds	$6,002	$0	$0	$5,925	$5,925
Notes payable (excluding leases)	8,837	0	7,678	737	8,415
Total liabilities	$14,839	$0	$7,678	$6,662	$14,340
(1) Excludes policy loans of $221, equity method investments of $3,745, and REO of $964, at carrying value

	December 31, 2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,309	$15,916	$143	$0	$16,059
Municipalities	235	0	257	0	257
Public utilities	32	0	33	0	33
Sovereign and supranational	374	0	405	0	405
Other corporate	16	0	18	0	18
Commercial mortgage and other loans	10,869	0	0	10,653	10,653
Other investments (1)	39	0	39	0	39
Total assets	$26,874	$15,916	$895	$10,653	$27,464
Liabilities:
Other policyholders’ funds	$5,460	$0	$0	$5,389	$5,389
Notes payable (excluding leases)	7,402	0	6,352	675	7,027
Total liabilities	$12,862	$0	$6,352	$6,064	$12,416
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$16,975	$446	$0	$17,421
Internal	0	332	0	332
Total government and agencies	16,975	778	0	17,753
Municipalities:
Third-party pricing vendor	0	1,827	0	1,827
Internal	0	247	0	247
Total municipalities	0	2,074	0	2,074
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,422	0	2,422
Internal	0	182	38	220
Broker/other	0	0	1,884	1,884
Total mortgage- and asset-backed securities	0	2,604	1,922	4,526
Public utilities:
Third-party pricing vendor	0	3,734	0	3,734
Internal	0	2,948	0	2,948
Broker/other	0	0	792	792
Total public utilities	0	6,682	792	7,474
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	334	0	334
Broker/other	0	0	23	23
Total sovereign and supranational	0	412	23	435
Banks/financial institutions:
Third-party pricing vendor	0	5,636	0	5,636
Internal	0	4,182	5	4,187
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,818	9	9,827
Other corporate:
Third-party pricing vendor	0	21,310	0	21,310
Internal	0	5,317	21	5,338
Broker/other	0	0	142	142
Total other corporate	0	26,627	163	26,790
Total securities available-for-sale	$16,975	$48,995	$2,909	$68,879
Equity securities, carried at fair value:
Third-party pricing vendor	$715	$0	$0	$715
Internal	0	0	1	1
Broker/other	0	0	166	166
Total equity securities	$715	$0	$167	$882

	June 30, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$16,711	$149	$0	$16,860
Total government and agencies	16,711	149	0	16,860
Municipalities:
Third-party pricing vendor	0	265	0	265
Total municipalities	0	265	0	265
Public utilities:
Third-party pricing vendor	0	34	0	34
Total public utilities	0	34	0	34
Sovereign and supranational:
Third-party pricing vendor	0	212	0	212
Internal	0	218	0	218
Total sovereign and supranational	0	430	0	430
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$16,711	$896	$0	$17,607

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,088	$446	$0	$17,534
Internal	0	312	0	312
Total government and agencies	17,088	758	0	17,846
Municipalities:
Third-party pricing vendor	0	1,791	0	1,791
Internal	0	243	0	243
Total municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,352	0	2,352
Internal	0	55	37	92
Broker/other	0	0	1,119	1,119
Total mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities:
Third-party pricing vendor	0	3,628	0	3,628
Internal	0	2,770	0	2,770
Broker/other	0	0	647	647
Total public utilities	0	6,398	647	7,045
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	315	0	315
Broker/other	0	0	23	23
Total sovereign and supranational	0	393	23	416
Banks/financial institutions:
Third-party pricing vendor	0	4,975	0	4,975
Internal	0	3,971	5	3,976
Broker/other	0	0	5	5
Total banks/financial institutions	0	8,946	10	8,956
Other corporate:
Third-party pricing vendor	0	20,051	0	20,051
Internal	0	5,127	116	5,243
Broker/other	0	0	115	115
Total other corporate	0	25,178	231	25,409
Total securities available-for-sale	$17,088	$46,114	$2,067	$65,269
Equity securities, carried at fair value:
Third-party pricing vendor	$639	$0	$0	$639
Internal	0	0	26	26
Broker/other	0	0	131	131
Total equity securities	$639	$0	$157	$796

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,916	$143	$0	$16,059
Total government and agencies	15,916	143	0	16,059
Municipalities:
Third-party pricing vendor	0	257	0	257
Total municipalities	0	257	0	257
Public utilities:
Third-party pricing vendor	0	33	0	33
Total public utilities	0	33	0	33
Sovereign and supranational:
Third-party pricing vendor	0	198	0	198
Internal	0	207	0	207
Total sovereign and supranational	0	405	0	405
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$15,916	$856	$0	$16,772

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

The Parent Company had cross-currency swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S. dollar to Japanese yen. These swaps matured in March 2025. Their fair values were based on observable market inputs; therefore, they were classified as Level 2.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended June 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,603	$756	$24	$10	$137	$160	$2,690
Net investment gains (losses) included in earnings	0	0	0	0	0	3	3
Unrealized gains (losses) included in other comprehensive income (loss)	20	14	1	(1)	2	0	36
Purchases, issuances, sales and settlements:
Purchases	175	48	0	0	24	4	251
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(44)	(26)	(2)	0	0	0	(72)
Transfers into Level 3	168	0	0	0	0	0	168
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$1,922	$792	$23	$9	$163	$167	$3,076
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$3	$3

Three Months Ended June 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$859	$507	$28	$74	$450	$159	$2,077
Net investment gains (losses) included in earnings	1	0	0	0	0	(2)	(1)
Unrealized gains (losses) included in other comprehensive income (loss)	(5)	(1)	(1)	(5)	(5)	0	(17)
Purchases, issuances, sales and settlements:
Purchases	189	39	0	0	58	0	286
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(21)	(3)	(2)	0	0	0	(26)
Transfers into Level 3	190	56	0	0	0	0	246
Transfers out of Level 3	0	(233)	0	0	(119)	0	(352)
Balance, end of period	$1,213	$365	$25	$69	$384	$157	$2,213
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$(3)	$(2)

Six Months Ended June 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	0	0	0	0	0	4	4
Unrealized gains (losses) included in other comprehensive income (loss)	30	20	2	(1)	4	0	55
Purchases, issuances, sales and settlements:
Purchases	609	158	0	0	24	7	798
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(56)	(33)	(2)	0	(1)	0	(92)
Transfers into Level 3	183	0	0	0	0	0	183
Transfers out of Level 3	0	0	0	0	(95)	0	(95)
Balance, end of period	$1,922	$792	$23	$9	$163	$167	$3,076
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$4	$4

Six Months Ended June 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	2	0	0	0	0	(7)	(5)
Unrealized gains (losses) included in other comprehensive income (loss)	(9)	(11)	(3)	(9)	(4)	0	(36)
Purchases, issuances, sales and settlements:
Purchases	307	99	0	5	95	0	506
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(49)	(25)	(2)	(5)	(3)	(84)	(168)
Transfers into Level 3	190	282	0	0	0	0	472
Transfers out of Level 3	0	(233)	0	0	(352)	0	(585)
Balance, end of period	$1,213	$365	$25	$69	$384	$157	$2,213
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$2	$0	$0	$0	$0	$(6)	$(4)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2025
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$1,922	Consensus pricing	Offered quotes	87.62	-	107.25	(a)	100.12
Public utilities	792	Discounted cash flow	Credit spreads	100 bps	-	347 bps	(c)	160 bps
Sovereign and supranational	23	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	9	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	163	Discounted cash flow	Credit spreads	100 bps	-	392 bps	(c)	228 bps
Equity securities	167	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$3,076
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

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	June 30, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	139	46	17	2	65	61	78	42	6	47	0	503
Amortization expense	(94)	(51)	(17)	(2)	(72)	(61)	(77)	(38)	(6)	(19)	0	(437)
Foreign currency translation and other	257	170	41	4	0	0	0	0	0	0	0	472
Balance at June 30, 2025	$3,078	$1,998	$482	$56	$908	$636	$1,349	$456	$86	$247	$0	$9,296

	December 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	300	103	36	4	141	129	165	89	12	77	0	1,056
Amortization expense	(184)	(100)	(34)	(3)	(143)	(118)	(153)	(73)	(12)	(30)	(1)	(851)
Foreign currency translation and other	(311)	(211)	(52)	(5)	0	0	0	0	0	0	0	(579)
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments, assumptions or methods used to determine amortization amounts during the six-month periods ended June 30, 2025 and 2024. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

	June 30, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(62)	(75)	(23)	(4)	1	(11)	(9)	6	(6)	(14)	43
Adjusted beginning of period balance	13,946	11,770	5,061	860	2,688	1,715	4,331	1,227	203	962	867
Issuances	489	143	210	5	169	194	308	128	29	127	305
Interest accrual	186	147	56	8	55	34	89	24	4	20	26
Net premiums collected (1)	(717)	(547)	(409)	(48)	(242)	(201)	(294)	(125)	(20)	(85)	(52)
Foreign currency translation	1,292	1,085	464	79	0	0	0	0	0	0	0
Other	(1)	0	0	0	(3)	(2)	(3)	(2)	0	(2)	(24)
Ending balance at original discount rate	15,195	12,598	5,382	904	2,667	1,740	4,431	1,252	216	1,022	1,122
Effect of changes in discount rate assumptions	(463)	(616)	(76)	(50)	(143)	(59)	(364)	(77)	(9)	(45)	38
Balance at June 30, 2025	$14,732	$11,982	$5,306	$854	$2,524	$1,681	$4,067	$1,175	$207	$977	$1,160
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(86)	(90)	(21)	(7)	(1)	(22)	(21)	2	(7)	(22)	43
Adjusted beginning of period balance	37,770	21,867	26,309	4,758	3,385	2,444	11,992	2,075	470	2,104	1,336
Issuances	495	146	212	7	173	204	322	132	29	133	304
Interest accrual	660	282	286	46	68	49	259	43	10	43	38
Benefit payments	(1,364)	(517)	(973)	(107)	(272)	(237)	(492)	(161)	(30)	(54)	(94)
Foreign currency translation	3,490	2,020	2,417	439	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	41,051	23,798	28,251	5,143	3,354	2,460	12,081	2,089	479	2,226	1,584
Effect of changes in discount rate assumptions	675	(3,134)	(3,800)	(888)	(200)	(93)	(1,139)	(142)	(27)	(246)	38
Balance at June 30, 2025	41,726	20,664	24,451	4,255	3,154	2,367	10,942	1,947	452	1,980	1,622
Net liability for future policy benefits	26,994	8,682	19,145	3,401	630	686	6,875	772	245	1,003	462
Less: reinsurance recoverable	5,175	1,249	0	0	0	0	0	0	0	22	0
Net liability for future policy benefits after reinsurance recoverable	$21,819	$7,433	$19,145	$3,401	$630	$686	$6,875	$772	$245	$981	$462
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	(625)	(154)	(190)	(19)	65	(47)	(106)	(21)	(17)	(5)	(8)
Effect of actual variances from expected experience	(71)	(164)	(97)	(14)	66	12	(100)	21	(12)	(29)	13
Adjusted beginning of period balance	15,756	13,722	5,971	1,036	2,761	1,703	4,210	1,193	188	875	277
Issuances	983	361	478	16	307	364	543	231	52	226	592
Interest accrual	378	302	110	17	106	66	173	46	9	37	25
Net premiums collected (1)	(1,453)	(1,135)	(862)	(101)	(479)	(401)	(578)	(244)	(39)	(157)	(53)
Foreign currency translation	(1,655)	(1,405)	(613)	(104)	0	0	0	0	0	0	0
Other	(1)	0	0	0	(8)	(6)	(8)	(5)	(1)	(5)	(17)
Ending balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in discount rate assumptions	176	(28)	72	(18)	(190)	(91)	(439)	(99)	(13)	(67)	2
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	(815)	(228)	(302)	(7)	109	(73)	(112)	(31)	(28)	(3)	(12)
Effect of actual variances from expected experience	(117)	(193)	(110)	(24)	91	(16)	(144)	21	(16)	(43)	(7)
Adjusted beginning of period balance	42,694	24,602	29,844	5,413	3,502	2,452	11,864	2,066	462	1,925	750
Issuances	1,004	373	488	22	311	381	559	237	55	231	597
Interest accrual	1,356	570	582	93	133	98	515	84	20	78	50
Benefit payments	(2,773)	(1,033)	(1,510)	(208)	(560)	(465)	(925)	(314)	(60)	(108)	(104)
Foreign currency translation	(4,425)	(2,555)	(3,074)	(555)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in discount rate assumptions	2,925	(1,351)	(2,065)	(540)	(259)	(136)	(1,312)	(176)	(36)	(279)	(5)
Balance at December 31, 2024	40,781	20,606	24,265	4,225	3,127	2,330	10,701	1,897	441	1,847	1,288
Net liability for future policy benefits	26,597	8,789	19,109	3,379	630	695	6,800	775	245	938	462
Less: reinsurance recoverable	5,085	1,245	0	0	0	0	0	0	0	18	0
Net liability for future policy benefits after reinsurance recoverable	$21,512	$7,544	$19,109	$3,379	$630	$695	$6,800	$775	$245	$920	$462
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

June 30, 2025
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.8%	2.5%	2.1%	1.8%	4.0%	4.3%	4.6%	4.5%	4.3%	3.9%	5.4%
Weighted-average interest, current discount rate (1)	2.8%	3.4%	2.6%	3.1%	5.3%	5.1%	5.5%	5.4%	5.3%	5.4%	5.4%
Weighted-average liability duration (years)	12.6	23.0	16.2	16.4	7.6	5.6	11.0	9.0	7.6	13.5	8.4
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

(In millions)	June 30, 2025	December 31, 2024
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$26,994	$26,597
Medical and other health	8,682	8,789
Life insurance	19,145	19,109
Other	3,401	3,379
Aflac U.S.
Accident	630	630
Disability	686	695
Critical care	6,875	6,800
Hospital indemnity	772	775
Dental/vision	245	245
Life insurance	1,003	938
Other	462	462
Corporate and other	5,106	5,072
Deferred profit liability	2,097	1,844
Deferred reinsurance gain liability	885	806
Intercompany eliminations (1)	(5,884)	(5,760)
Total	$71,099	$70,381
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

There were no changes to the methods used to determine the discount rates during the six-month periods ended June 30, 2025 and 2024.

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
For the three- and six-month periods ended June 30, 2025 and 2024, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments, assumptions or methods used in measuring the liability for future policy benefits during the six-month periods ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net earned premiums:
Aflac Japan
Cancer	$885	$832	$1,724	$1,710
Medical and other health	557	570	1,086	1,175
Life insurance	328	316	644	655
Other	33	35	65	69
Aflac U.S.
Accident	309	316	620	641
Disability	354	332	706	665
Critical care	443	441	884	885
Hospital indemnity	183	182	367	367
Dental/vision	52	46	101	105
Life insurance	170	141	339	279
Other	41	25	90	45
Corporate and other	206	155	404	320
Reinsurance ceded	(91)	(66)	(179)	(135)
Total	$3,470	$3,325	$6,851	$6,781

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest expense:
Aflac Japan
Cancer	$241	$237	$474	$483
Medical and other health	69	66	135	131
Life insurance	116	114	230	232
Other	20	18	38	37
Aflac U.S.
Accident	6	7	13	13
Disability	8	8	15	16
Critical care	85	86	170	171
Hospital indemnity	10	10	19	19
Dental/vision	3	3	6	6
Life insurance	12	10	23	20
Other	6	6	12	13
Total	$576	$565	$1,135	$1,141

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

	June 30, 2025		December 31, 2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$55,334	$61,226	$51,712	$56,881
Medical and other health	35,449	37,821	33,250	34,864
Life insurance	11,752	40,586	10,915	37,520
Other	1,558	6,965	1,477	6,479
Aflac U.S.
Accident	8,778	4,647	8,862	4,687
Disability	5,717	3,097	5,727	3,094
Critical care	19,693	20,424	19,624	20,340
Hospital indemnity	4,906	3,044	4,859	3,017
Dental/vision	1,113	685	1,118	679
Life insurance	3,156	3,786	2,966	3,559
Other	2,908	2,788	2,143	2,273
Total	$150,364	$185,069	$142,653	$173,393

	June 30, 2025		December 31, 2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$41,068	$41,726	$40,170	$40,781
Medical and other health	25,563	20,664	25,171	20,606
Life insurance	9,791	24,451	9,367	24,265
Other	1,222	4,255	1,204	4,225
Aflac U.S.
Accident	6,100	3,154	6,057	3,127
Disability	4,462	2,367	4,404	2,330
Critical care	12,147	10,942	11,900	10,701
Hospital indemnity	3,403	1,947	3,312	1,897
Dental/vision	768	452	761	441
Life insurance	2,215	1,980	2,050	1,847
Other	1,752	1,622	1,290	1,288
Total	$108,491	$113,560	$105,686	$111,508

Loss expense as a result of NPR capping for the three- and six-month periods ended June 30, 2025 and 2024 was immaterial.

Other Policyholders' Funds

As of June 30, 2025 and December 31, 2024, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	June 30, 2025	December 31, 2024
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,221	$5,939
Premiums received	55	104
Transfers from WAYS conversions	157	249
Surrenders and withdrawals	(35)	(58)
Benefit payments	(263)	(446)
Interest credited	26	49
Foreign currency translation and other	482	(616)
Fixed annuities account balance, end of period	5,643	5,221
Other deposit type reserves	359	239
Total	$6,002	$5,460
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	June 30, 2025			December 31, 2024
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,643	$5,566	0.5% - 2.2%	$5,221	$5,150
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at June 30, 2025 and December 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Earned premiums:
Direct	$3,525	$3,352	$6,958	$6,834
Ceded	(91)	(66)	(179)	(135)
Assumed	36	39	72	82
Net earned premiums	$3,470	$3,325	$6,851	$6,781

Benefits and claims, excluding reserve remeasurement:
Direct	$2,097	$1,995	$4,128	$4,077
Ceded	(64)	(36)	(120)	(68)
Assumed	14	13	25	30
Benefits and claims, excluding reserve remeasurement	2,047	1,972	4,033	4,039
Reserve remeasurement (gains) losses:
Direct	(37)	(51)	(78)	(108)
Ceded	0	0	0	1
Reserve remeasurement (gains) losses	(37)	(51)	(78)	(107)
Total benefits and claims, net	$2,010	$1,921	$3,955	$3,932

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $154 million and $146 million as of June 30, 2025 and December 31, 2024, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $166 million and $163 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the allowance for credit losses related to the Company's reinsurance recoverable balance was $4 million. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s significant reinsurance counterparties. The Company uses external credit ratings focused on these reinsurers' financial strength and credit worthiness. As of June 30, 2025, the Company's significant reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. The inter-segment amounts associated with these internal reinsurance transactions are eliminated in consolidation.

For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.
9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2025	December 31, 2024
1.125% senior sustainability notes due March 2026	$399	$399
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	994	994
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	86	79
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	413	378
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	89	81
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	230	211
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	87	79
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	91	84
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	201	184
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	241	0
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	192	176
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	207	189
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	64	58
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	142	130
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	126	0
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	145	133
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	161	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	83	76
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	104	95
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	53	48
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	126	115
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	67	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	73	66
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	264	0
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	65	0
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	102	94
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	69	63
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	45	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	61	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	113	103
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	43	39
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	80	0
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	48	0
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	69	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	39	35
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	48	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	410	375
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	137	125
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	82	75
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	206	188
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	134	122
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.05% in 2025 and .84% in 2024, principal amount ¥11.7 billion)	81	74
Variable interest rate loan due August 2029 (1.15% in 2025 and .94% in 2024, principal amount ¥25.3 billion)	174	160
Variable interest rate loan due August 2032 (1.30% in 2025 and 1.09% in 2024, principal amount ¥70.0 billion)	482	441
Finance lease obligations payable through 2030	5	5
Operating lease obligations payable through 2049	91	91
Total notes payable and lease obligations	$8,933	$7,498
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In June 2025, the Parent Company issued four series of senior notes totaling ¥74.9 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥35.0 billion, bears interest at a fixed rate of 1.726% per annum, payable semi-annually, and will mature in October 2030. The second series, which totaled ¥23.4 billion, bears interest at a fixed rate of 2.003% per annum, payable semi-annually, and will mature in December 2032. The third series, which totaled ¥9.5 billion, bears interest at a fixed rate of 2.369% per annum, payable semi-annually, and will mature in June 2035. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 2.779% per annum, payable semi-annually, and will mature in June 2040. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in October 2030, December 2032, June 2035 and June 2040 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after July 18, 2030, September 14, 2032, December 5, 2034, and December 5, 2039, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.
In May 2025, the Parent Company issued four series of senior notes totaling ¥75.1 billion through a private placement. The first series, which totaled ¥18.2 billion, bears interest at a fixed rate of 1.990% per annum, payable semi-annually, and will mature in May 2032. The second series, which totaled ¥38.3 billion, bears interest at a fixed rate of 2.320% per annum, payable semi-annually, and will mature in May 2035. The third series, which totaled ¥11.6 billion, bears interest at a fixed rate of 2.650% per annum, payable semi-annually, and will mature in May 2040. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 3.040% per annum, payable semi-annually, and will mature in May 2045. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.
Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $51 million and $49 million for the three-month periods and $100 million and $96 million for the six-month periods ended June 30, 2025 and 2024, respectively.

A summary of the Company's lines of credit as of June 30, 2025 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 5, 2025	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 13, 2030, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to, at the Company's option, either (a) Tokyo Interbank Market Rate (TIBOR) plus an applicable margin or (b) an alternative TIBOR based on the rate offered by the agent to major banks in yen for the applicable period plus an applicable margin	No later than May 14, 2030	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar-denominated borrowings or TIBOR for Japanese yen-denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's USD short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	December 1, 2025	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2025	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2025	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2025	¥50.0 billion	¥0.0 billion	Three-month yen TIBOR plus 75 basis points per annum	No later than November 26, 2025	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	December 1, 2025	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	December 1, 2025	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	December 1, 2025	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	December 1, 2025	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2025	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	December 1, 2025	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	December 1, 2025	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
Aflac Asset Management LLC(1)	uncommitted revolving	364 days	December 1, 2025	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
Aflac Global Ventures LLC(1)	uncommitted revolving	364 days	December 1, 2025	$2 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2025	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2025. No events of default or defaults occurred during the six-month period ended June 30, 2025.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

10.    SHAREHOLDERS’ EQUITY

Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2025	2024
Common stock - issued:
Balance, beginning of period	1,356,763	1,355,398
Exercise of stock options and issuance of restricted shares	1,027	1,220
Balance, end of period	1,357,790	1,356,618
Treasury stock:
Balance, beginning of period	806,799	776,919
Purchases of treasury stock:
Share repurchase program	16,413	18,564
Other	402	480
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(366)	(430)
Exercise of stock options	(41)	(98)
Other	(226)	(186)
Balance, end of period	822,981	795,249
Shares outstanding, end of period	534,809	561,369

Share Repurchase Program: During the first six months of 2025, the Company repurchased 16.4 million shares of its common stock for $1.7 billion as part of its share repurchase program. During the first six months of 2024, the Company repurchased 18.6 million shares of its common stock for $1.6 billion as part of its share repurchase program. As of June 30, 2025, a remaining balance of 30.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Anti-dilutive share-based awards	2	0	1	35

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2025	$(4,549)	$(1,233)	$(18)	$3,899	$42	$(1,859)
Other comprehensive income (loss) before reclassification	267	(606)	0	1,695	(1)	1,355
Amounts reclassified from accumulated other comprehensive income (loss)	0	11	1	0	1	13
Net current-period other comprehensive income (loss)	267	(595)	1	1,695	0	1,368
Balance at June 30, 2025	$(4,282)	$(1,828)	$(17)	$5,594	$42	$(491)
All amounts in the table above are net of tax.

Three Months Ended June 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2024	$(4,666)	$1,092	$(26)	$(1,495)	$(7)	$(5,102)
Other comprehensive income (loss) before reclassification	(425)	(652)	3	2,920	3	1,849
Amounts reclassified from accumulated other comprehensive income (loss)	0	(39)	1	0	(1)	(39)
Net current-period other comprehensive income (loss)	(425)	(691)	4	2,920	2	1,810
Balance at June 30, 2024	$(5,091)	$401	$(22)	$1,425	$(5)	$(3,292)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	716	(1,831)	1	3,588	32	2,506
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	2	0	0	(19)
Net current-period other comprehensive income (loss)	716	(1,852)	3	3,588	32	2,487
Balance at June 30, 2025	$(4,282)	$(1,828)	$(17)	$5,594	$42	$(491)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(1,022)	(566)	(2)	3,985	4	2,399
Amounts reclassified from accumulated other comprehensive income (loss)	0	(172)	2	0	(1)	(171)
Net current-period other comprehensive income (loss)	(1,022)	(738)	0	3,985	3	2,228
Balance at June 30, 2024	$(5,091)	$401	$(22)	$1,425	$(5)	$(3,292)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2025
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(14)	Net investment gains (losses)
	3	Tax (expense) or benefit(1)
	$(11)	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(1)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$(13)	Net of tax
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

(In millions)	Six Months Ended June 30, 2025
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$26	Net investment gains (losses)
	(5)	Tax (expense) or benefit(1)
	$21	Net of tax
Unrealized gains (losses) on derivatives	$(2)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$19	Net of tax
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

11.    SHARE-BASED COMPENSATION

As of June 30, 2025, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), stock appreciation rights, restricted stock and restricted stock units. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2025, approximately 32.6 million shares were available for future grants under this plan.

The ISOs, NQSOs and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. The share-based awards vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to the Company's financial performance. As of June 30, 2025, the only performance-based awards issued and outstanding were restricted stock awards and units. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2025.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	447	1.5	$31	$34.98
Exercisable	447	1.5	31	34.98

The Company received cash from the exercise of stock options in the amount of $5 million and $9 million during the first six months of 2025 and 2024, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $30 million in the first six months of 2025, compared with $27 million in the first six months of 2024.

As of June 30, 2025, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $44 million, of which $22 million (1.6 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30, 2025.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2024	2,099	$73.65
Granted in 2025	1,098	104.46
Canceled in 2025	(70)	78.08
Vested in 2025	(1,270)	68.65
Restricted stock at June 30, 2025	1,857	$85.81

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $3 million and $2 million for the three-month periods and $60 million and $4 million for the six-month periods ended June 30, 2025 and 2024, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$3	$3	$0	$0	$0	$0
Interest cost	2	2	2	10	0	0
Expected return on plan assets	(2)	(1)	0	(8)	0	0
Amortization of net actuarial (gain) loss	0	0	0	(1)	1	0
Settlement (gain) loss	0	0	0	0	0	0
Net periodic benefit cost (credit)	$3	$4	$2	$1	$1	$0

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$6	$7	$0	$0	$0	$0
Interest cost	4	4	10	19	0	0
Expected return on plan assets	(4)	(3)	(5)	(15)	0	0
Amortization of net actuarial (gain) loss	0	0	(1)	(1)	1	0
Settlement (gain) loss	0	0	55	0	0	0
Net periodic benefit cost (credit)	$6	$8	$59	$3	$1	$0

During the six months ended June 30, 2025, Aflac Japan contributed approximately $12 million (using the weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2025) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in various lawsuits and receives various regulatory inquiries considered to be in the normal course of business. Members of the Company's senior legal and financial management teams review litigation and regulatory inquiries on a quarterly and annual basis and the Company updates the related estimates, accruals, and disclosures, if any, based on such reviews. For litigation and regulatory matters where it is probable that a loss has been incurred, and the amount of that loss can be reasonably estimated, the Company establishes accruals for loss contingencies. Where a loss may be reasonably possible but not probable, or is probable but not reasonably estimable, no accrual is recorded. The final results of any litigation or regulatory inquiries cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows.

Cyber Incident

On June 12, 2025, the Company identified an incident involving unauthorized access to its network in the U.S. The Company promptly initiated its cybersecurity incident response protocols and believes that it contained the intrusion within hours. The Company’s business remains operational and its systems were not affected by ransomware. The Company continues to serve its policyholders as it responds to this incident and can underwrite policies, review claims, and otherwise service customers as usual.

The Company has been conducting a review of potentially impacted individuals and data. The Company is still in the process of validating the extent and nature of the files that were involved and the Company believes that the potential amount of loss cannot be reasonably estimated at this time.

Outsourcing Agreements and Other Commitments

In May 2025, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥10.9 billion ($75 million using the June 30, 2025 exchange rate).

In February 2025, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥9.4 billion ($65 million using the June 30, 2025 exchange rate).

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

Guaranty fund assessments for the three- and six-month periods ended June 30, 2025 and 2024 were immaterial.

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
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•difficult conditions in global capital markets and the economy, including inflation
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing interpretations applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems and on successful execution of revenue growth and expense management initiatives
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, and uncertainty regarding the impact of the incident involving unauthorized access to the Company’s network in June 2025
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third-party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation or regulatory inquiries
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the six-month periods ended June 30, 2025 and 2024, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $4.2 billion in the second quarter of 2025, compared with $5.1 billion in the second quarter of 2024, primarily due to net investment losses of $421 million in the second quarter of 2025 compared with net investment gains of $696 million in the second quarter of 2024. Net earnings were $599 million, or $1.11 per diluted share, in the second quarter of 2025, compared with $1.8 billion, or $3.10 per diluted share, in the second quarter of 2024.
Total revenues were $7.6 billion in the first six months of 2025, compared with $10.6 billion in the first six months of 2024, primarily due to net investment losses of $1.4 billion in the first six months of 2025 compared with net investment gains of $1.6 billion in the first six months of 2024. Net earnings were $628 million, or $1.16 per diluted share, in the first six months of 2025, compared with $3.6 billion, or $6.35 per diluted share, in the first six months of 2024.
Net earnings in the second quarter of 2025 included net investment losses of $421 million, compared with net investment gains of $696 million in the second quarter of 2024. Net investment losses in the second quarter of 2025 included $452 million of net losses from certain derivative and foreign currency gains or losses; an increase in credit loss allowances of $58 million; $6 million of impairments and $3 million of net losses from sales and redemptions; offset by a $98 million gain from an increase in the fair value of equity securities.
Net earnings in the first six months of 2025 included net investment losses of $1.4 billion, compared with net investment gains of $1.6 billion in the first six months of 2024. Net investment losses in the first six months of 2025 included $1.3 billion of net losses from certain derivative and foreign currency gains or losses; an increase in credit loss allowances of $113 million and $6 million of impairments; offset by $38 million of net gains from sales and redemptions and a $37 million gain from an increase in the fair value of equity securities.
The average yen/dollar exchange rate(1) for the three-month period ended June 30, 2025 was 144.60, or 7.7% stronger than the average yen/dollar exchange rate(1) of 155.70 for the same period in 2024. The average yen/dollar exchange rate(1) for the six-month period ended June 30, 2025 was 148.32, or 2.7% stronger than the average yen/dollar exchange rate(1) of 152.30 for the same period in 2024.
Adjusted earnings(2) in the second quarter of 2025 were $957 million, or $1.78 per diluted share, compared with $1.0 billion, or $1.83 per diluted share in the second quarter of 2024. The stronger yen/dollar exchange rate positively impacted adjusted earnings per diluted share by $.04. Adjusted earnings(2) in the first six months of 2025 were $1.9 billion, or $3.43 per diluted share, compared with $2.0 billion, or $3.49 per diluted share, in the first six months of 2024. The stronger yen/dollar exchange rate positively impacted adjusted earnings per diluted share by $.03.
In the first six months of 2025, Aflac Incorporated repurchased $1.7 billion, or 16.4 million of its common shares. At June 30, 2025, the Company had 30.9 million remaining shares authorized for repurchase.
Shareholders’ equity was $27.2 billion, or $50.86 per share, at June 30, 2025, compared with $26.1 billion, or $47.45 per share, at December 31, 2024. Shareholders’ equity at June 30, 2025 included a cumulative increase of $5.6 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $2.0 billion at December 31, 2024, and a net unrealized loss on investment securities and derivatives of $1.8 billion, compared with a net unrealized gain of $4 million at December 31, 2024. Shareholders’ equity at June 30, 2025 also included an unrealized foreign currency translation loss of $4.3 billion, compared with an unrealized foreign currency translation loss of $5.0 billion at December 31, 2024. The annualized return on average shareholders’ equity in the second quarter of 2025 was 9.0%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $27.7 billion, or $51.78 per share, at June 30, 2025, compared with $29.1 billion, or $52.87 per share, at December 31, 2024. Adjusted book value excluding foreign currency remeasurement(2) was $23.6 billion, or $44.17 per share, at June 30, 2025, compared with $23.4 billion, or $42.46 per share, at December 31, 2024. The annualized adjusted return on equity (ROE) excluding foreign currency remeasurement(2) in the second quarter of 2025 was 16.4%.
Cyber Incident
On June 12, 2025, the Company identified an incident involving unauthorized access to its network in the U.S. The Company promptly initiated its cybersecurity incident response protocols and believes that it contained the intrusion within hours. The Company’s business remains operational, and its systems were not affected by ransomware. The Company continues to serve its policyholders as it responds to this incident and can underwrite policies, review claims, and otherwise service customers as usual. The Company has engaged leading third-party cybersecurity experts to support the Company’s response to the incident.
The Company is aware of the exfiltration of certain data including claims information, health information, social security numbers and/or other personal information relating to a substantial number of customers, beneficiaries, employees, agents, and other individuals in the Company’s U.S. business. The Company is still in the process of validating the extent and nature of the files that were involved.
Based on the information currently available and the investigation to date, as of the date of this report, the Company has not determined that the incident is reasonably likely to have a material impact on the Company’s financial condition or results of operations. However, the Company’s investigation remains ongoing and as a result, it does not yet know the full impact of the cybersecurity incident, including how much of the financial impact will be covered by insurance. As a result of the cybersecurity incident, the Company has incurred certain costs and may, depending on future developments, incur additional costs, including but not limited to: costs to provide credit monitoring, identity theft protection, and Medical Shield to impacted individuals and maintain a call center related to the provision of such services; incident response costs; expenses arising from potential litigation, governmental investigations, or enforcement actions; expenses related to compliance, finance, and legal advisory services; elevated cybersecurity insurance premiums; and costs incurred in meeting evolving legal and regulatory requirements concerning cybersecurity governance, monitoring, and disclosure. The costs associated with the incident to date, including the cost to investigate and respond to the incident as well as related legal and other professional services, resulted in a slight increase to the Company's expenses and are recorded in the insurance and other expenses line in the consolidated statement of earnings.

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

~~•~~Adjusted book value excluding foreign currency remeasurement is the U.S. GAAP book value (representing total shareholders’ equity), less accumulated other comprehensive income as recorded on the U.S. GAAP balance sheet and excluding the cumulative (beginning January 1, 2021) foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. Adjusted book value excluding foreign currency remeasurement per common share is adjusted book value excluding foreign currency remeasurement at the period end divided by the ending outstanding common shares for the period presented. The Company considers adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share important as they exclude both accumulated other comprehensive income and the cumulative foreign currency remeasurement gains/losses, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measures for adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share are total book value and total book value per common share, respectively.

•Adjusted return on equity is annualized adjusted earnings divided by average shareholders’ equity, excluding accumulated other comprehensive income. Management uses adjusted return on equity to evaluate the financial performance of the Company’s insurance operations on a consolidated basis and believes that a presentation of this financial measure is vitally important to an understanding of the underlying profitability drivers and trends of the Company’s insurance business. The Company considers adjusted return on equity important as it excludes components of accumulated other comprehensive income, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity is return on average equity as determined using annualized net earnings and average total shareholders’ equity.

•Adjusted return on equity excluding foreign currency remeasurement is annualized adjusted earnings divided by average shareholders’ equity, excluding both accumulated other comprehensive income and the cumulative (beginning January 1, 2021) foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. The Company considers adjusted return on equity excluding foreign currency remeasurement important because it excludes both accumulated other comprehensive income and the cumulative foreign currency remeasurement gains/losses, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity excluding foreign currency remeasurement is return on average equity as determined using annualized net earnings and average total shareholders’ equity.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Net earnings	$599	$1,755	$1.11	$3.10	$628	$3,634	$1.16	$6.35
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	377	(749)	.70	(1.32)	1,301	(1,758)	2.40	(3.07)
Other and non-recurring (income) loss	0	0	.00	.00	53	2	.10	.00
Income tax (benefit) expense on items excluded from adjusted earnings	(19)	29	(.04)	.05	(119)	118	(.22)	.21
Adjusted earnings	957	1,035	1.78	1.83	1,863	1,996	3.43	3.49
Current period foreign currency impact (2)	(23)	N/A	(.04)	N/A	(15)	N/A	(.03)	N/A
Adjusted earnings excluding current period foreign currency impact	$934	$1,035	$1.73	$1.83	$1,848	$1,996	$3.41	$3.49
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

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net investment (gains) losses	$421	$(696)	$1,384	$(1,647)
Items impacting net investment (gains) losses:
Amortized hedge costs	(11)	(7)	(18)	(13)
Amortized hedge income	30	34	60	62
Net interest income (expense) from derivatives associated with certain investment strategies	(64)	(89)	(129)	(177)
Impact of interest from derivatives associated with notes payable	0	9	4	17
Adjusted net investment (gains) losses	$377	$(749)	$1,301	$(1,758)

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

In January 2025, as part of the U.S. defined benefit plan freeze, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in the first quarter of 2025. The settlement charge was both unusual and non-recurring; therefore, the Company excluded the settlement charge from adjusted earnings.

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

In recent periods, the Japanese yen has weakened against the U.S. dollar; however, the yen strengthened against the U.S. dollar during the first six months of 2025. Although the Company is unable to predict the timing or extent of future movements of the Japanese yen/U.S. dollar foreign exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Item 1A. Risk Factors of the 2024 Annual Report for more information.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 27.0% for the three-month period ended June 30, 2025, compared with 13.1% for the same period in 2024. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 35.0% for the six-month period ended June 30, 2025, compared with 13.3% for the same period in 2024. The combined effective tax rate differs from the U.S. statutory rate primarily due to the exclusion of foreign currency translation gains and losses on certain Aflac Japan U.S. dollar-denominated investments held in the Delaware Statutory Trust and the impact of historic and solar tax credits.

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

(In millions, except for share and per-share amounts)	June 30, 2025	December 31, 2024
U.S. GAAP book value	$27,200	$26,098
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,282)	(4,998)
Unrealized gains (losses) on securities and derivatives	(1,845)	4
Effect of changes in discount rate assumptions	5,594	2,006
Pension liability adjustment	42	10
Total accumulated other comprehensive income	(491)	(2,978)
Adjusted book value	27,691	29,076
Foreign currency remeasurement gains (losses)	4,069	5,725
Adjusted book value excluding foreign currency remeasurement	23,622	23,351

Number of shares outstanding at end of period	534,809	549,964

U.S. GAAP book value per common share	$50.86	$47.45
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(8.01)	(9.09)
Unrealized gains (losses) on securities and derivatives per common share	(3.45)	.01
Effect of changes in discount rate assumptions per common share	10.46	3.65
Pension liability adjustment per common share	.08	.02
Total accumulated other comprehensive income per common share	(.92)	(5.41)
Adjusted book value per common share	51.78	52.87
Foreign currency remeasurement gains (losses) per common share	7.61	10.41
Adjusted book value excluding foreign currency remeasurement per common share	44.17	42.46

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended June 30,
	2025	2024
U.S. GAAP return on equity - net earnings (1)	9.0%	28.3%
Impact of excluding unrealized foreign currency translation gains (losses)	(1.5)	(4.8)
Impact of excluding unrealized gains (losses) on securities and derivatives	(.5)	.7
Impact of excluding effect of changes in discount rate assumptions	1.6	.0
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	(.4)	(4.1)
U.S. GAAP return on equity less accumulated other comprehensive income	8.6	24.2
Differences between adjusted earnings and net earnings (2)	5.1	(9.9)
Adjusted return on equity - reported	13.7	14.3
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	2.7	3.2
Adjusted return on equity excluding foreign currency remeasurement	16.4	17.5
(1) U.S. GAAP return on equity is calculated by dividing net earnings (annualized) by average shareholders' equity.
(2) See separate reconciliation of net earnings to adjusted earnings above.
(3) Impact of gains/losses associated with foreign currency remeasurement is calculated by excluding the cumulative (beginning January 1, 2021) foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. The impact is the difference of adjusted return on equity - reported compared with adjusted return on equity, excluding from shareholders' equity, gains/losses associated with foreign currency remeasurement.

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
Aflac Japan Summary of Operating Results

	In Dollars				In Yen
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars and billions of yen)	2025	2024	2025	2024	2025	2024	2025	2024
Net earned premiums (1)	$1,761	$1,715	$3,442	$3,531	¥255	¥267	¥511	¥537
Net investment income: (2)
Yen-denominated investment income	246	227	470	458	36	35	70	70
U.S. dollar-denominated investment income	464	505	833	929	67	79	123	142
Net investment income	710	732	1,303	1,387	103	114	193	211
Amortized hedge costs	11	7	18	13	2	1	3	2
Adjusted net investment income	699	725	1,285	1,374	101	113	190	210
Other income (loss)	12	7	17	14	2	1	3	2
Total adjusted revenues	2,472	2,447	4,744	4,919	357	381	704	749
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,186	1,174	2,316	2,417	172	183	344	368
Reserve remeasurement (gains) losses	(14)	(26)	(39)	(52)	(2)	(4)	(6)	(8)
Total benefits and claims, net	1,172	1,148	2,277	2,365	169	179	338	360
Adjusted expenses:
Amortization of deferred policy acquisition costs	85	77	164	160	12	12	24	24
Insurance commissions	112	105	217	220	16	16	32	33
Insurance and other expenses	313	253	574	500	45	39	85	76
Total adjusted expenses	509	435	954	880	74	68	142	134
Total benefits and adjusted expenses	1,682	1,583	3,232	3,245	243	247	480	494
Pretax adjusted earnings	$790	$864	$1,512	$1,674	¥114	¥135	¥224	¥255
Weighted-average yen/dollar exchange rate	144.60	155.70	148.32	152.30	—	—	—	—
Percentage change over previous period:
Net earned premiums	2.7%	(16.9)%	(2.5)%	(16.6)%	(4.8)%	(5.7)%	(4.9)%	(5.8)%
Adjusted net investment income	(3.6)	13.8	(6.5)	10.1	(10.5)	28.4	(9.1)	24.1
Total adjusted revenues	1.0	(9.7)	(3.6)	(10.6)	(6.2)	2.3	(6.0)	1.0
Total benefits and claims, net	2.1	(15.5)	(3.7)	(15.9)	(5.3)	(4.0)	(6.0)	(5.0)
Total adjusted expenses	17.0	(17.9)	8.4	(18.4)	8.9	(6.9)	5.7	(7.9)
Pretax adjusted earnings	(8.6)	5.1	(9.7)	4.0	(15.0)	18.6	(12.1)	17.2
(1) Includes a gain (loss) of an immaterial amount and $(2) for the three-month periods and an immaterial amount and $(5) for the six-month periods ended June 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(59) and $(79) for the three-month periods and $(117) and $(158) for the six-month periods ended June 30, 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended June 30, 2025, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥7 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and approximately ¥4 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income decreased primarily due to lower floating rate income and the impact of yen strengthening on U.S. dollar investments.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily due to the impacts of assumption updates performed in the third quarter of 2024 and the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Total adjusted expenses increased primarily due to an increase in technology expenses, partially offset by the impact of the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Pretax adjusted earnings decreased primarily due to the decrease in total adjusted revenue, partially offset by the decrease in total benefits and claims.

For the six-month period ended June 30, 2025, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥14 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and approximately ¥8 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily due to the the impacts of assumption updates performed in the third quarter of 2024 and the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Total adjusted expenses increased primarily due to an increase in technology expenses, partially offset by the impact of the internal reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Pretax adjusted earnings decreased primarily due to the decrease in total adjusted revenue, partially offset by the decrease in total benefits and claims.

Annualized premiums in force decreased 2.3% to ¥1.19 trillion as of June 30, 2025, compared with ¥1.22 trillion as of June 30, 2024. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.2 billion at June 30, 2025, compared with $7.6 billion at June 30, 2024. As of June 30, 2025, Aflac Japan exceeded 22 million individual policies in force in Japan, with approximately 14 million cancer policies in force in Japan.

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

Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Adjusted net investment income	(10.5)%	28.4%	(9.1)%	24.1%	(6.1)%	17.8%	(7.4)%	14.4%
Total adjusted revenues	(6.2)	2.3	(6.0)	1.0	(4.9)	(.2)	(5.5)	(1.2)
Pretax adjusted earnings	(15.0)	18.6	(12.1)	17.2	(11.5)	10.6	(10.7)	9.9

The following table presents a summary of operating ratios in yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the same periods in the previous year.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2025	2024	2025	2024
Total benefits and claims, net	47.4%	46.9%	48.0%	48.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.4	3.1	3.4	3.2
Insurance commissions	4.5	4.3	4.6	4.5
Insurance and other expenses	12.7	10.3	12.1	10.2
Total adjusted expenses	20.6	17.8	20.1	17.9
Pretax adjusted earnings	32.0	35.3	31.9	34.1
Ratios to total premiums:
Total benefits and claims, net	66.5%	66.9%	66.2%	67.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.8	4.5	4.7	4.5

•For the three- and six-month periods ended June 30, 2025, the total benefits and claims to total premiums ratio decreased primarily due to lower benefits following assumption updates in the third quarter of 2024. Internal reinsurance activity increased this ratio overall by reducing the total of both benefits and claims and net earned premiums, with a greater proportional impact on net earned premiums. The decrease in net earned premiums was also affected by limited-pay products reaching premium paid-up status.
•For the three- and six-month periods ended June 30, 2025, the total adjusted expense ratio increased primarily due to an increase in technology expenses.
•In total, the pretax adjusted profit margin decreased in the three- and six-month periods ended June 30, 2025 primarily due to the decrease in total adjusted revenues, partially offset by the decrease in total benefits and claims.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of June 30.

	2025	2024
Premium persistency	93.7%	93.3%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2025	2024	2025	2024	2025	2024	2025	2024
New annualized premium sales	$143	$108	$236	$192	¥20.7	¥16.8	¥34.8	¥29.4
Increase (decrease) over prior period	32.8%	(7.8)%	23.0%	(11.5)%	23.2%	4.5%	18.7%	.1%

The increase in new annualized premium sales on a yen basis in the second quarter and first six months of 2025 was driven primarily by strong sales of the new cancer insurance product, Miraito, that was launched in certain sales channels in mid-March 2025 and available in all sales channels starting in the second quarter of 2025 as well as sales of Tsumitasu for the first six months of 2025.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2025	2024	2025	2024
Cancer	73.0%	58.8%	67.6%	60.7%
Medical and other health	10.9	16.0	12.7	18.3
Life insurance:
Traditional life (1)	14.4	21.8	17.6	15.9
WAYS	1.1	2.3	1.4	3.6
Child endowment	.1	.2	.1	.2
Other	.5	.9	.6	1.3
Total	100.0%	100.0%	100.0%	100.0%
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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended June 30.

	2025	2024
Independent corporate and individual	46.8%	49.5%
Affiliated corporate (1)	50.4	48.4
Bank	2.8	2.1
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended June 30, 2025, Aflac Japan recruited 76 new sales agencies. At June 30, 2025, Aflac Japan was represented by approximately 6,400 sales agencies, with approximately 111,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At June 30, 2025, Aflac Japan had agreements to sell its products at 358 banks, approximately 90% of the total number of banks in Japan.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of Japan Government Bonds (JGBs), public and private fixed maturity securities and public equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments, loan receivables, and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan invests in both publicly traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency derivatives to economically hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$482	$0	$4,608	$0
Private placements	0	64	0	131
Other fixed maturity securities	126	173	147	239
Equity securities	81	89	238	176
Other investments	7	8	17	14
Total yen-denominated	$696	$334	$5,010	$560

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$1,437	$341	$3,100	$1,889
Infrastructure debt	75	109	116	169
Collateralized loan obligations	74	3	74	30
Commercial mortgage and other loans:
Transitional real estate loans	15	24	26	46
Middle market loans	254	206	522	351
Other loans	48	0	80	0
Other investments	111	60	192	118
Total U.S. dollar-denominated	$2,014	$743	$4,110	$2,603

Other currencies:
Fixed maturity securities:
Infrastructure debt	$0	$0	$52	$0
Private placements	0	0	1	0
Other fixed maturity securities	66	0	66	0
Commercial mortgage and other loans:
Other loans	0	0	26	0
Other investments	4	2	4	2
Total other currencies	$70	$2	$149	$2
Total Aflac Japan purchases	$2,780	$1,079	$9,269	$3,165

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2025	2024	2025	2024
Total purchases for the period (in millions) (1)	$2,658	$1,009	$9,056	$3,031
New money yield (1),(2)	5.26%	5.96%	3.85%	5.71%
Return on average invested assets (3)	3.38	3.59	3.19	3.37
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.26%	3.32%	3.26%	3.32%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended June 30, 2025 was primarily due to lower short-term rates on floating rate assets. The decrease in the Aflac Japan new money yield in the six-month period ended June 30, 2025 was primarily due to lower allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net earned premiums	$1,504	$1,455	$3,006	$2,930
Adjusted net investment income (1)	207	218	409	424
Other income	17	11	34	30
Total adjusted revenues	1,728	1,684	3,449	3,384
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	736	704	1,467	1,419
Reserve remeasurement (gains) losses	(24)	(24)	(39)	(54)
Total benefits and claims, net	712	680	1,428	1,365
Adjusted expenses:
Amortization of deferred policy acquisition costs	136	132	273	264
Insurance commissions	139	140	274	281
Insurance and other expenses	353	349	728	735
Total adjusted expenses	628	621	1,275	1,279
Total benefits and adjusted expenses	1,340	1,301	2,703	2,645
Pretax adjusted earnings	$388	$383	$746	$739
Percentage change over previous period:
Net earned premiums	3.4%	2.1%	2.6%	2.7%
Adjusted net investment income	(5.0)	7.4	(3.5)	6.0
Total adjusted revenues	2.6	1.3	1.9	1.8
Total benefits and claims, net	4.7	5.4	4.6	5.3
Total adjusted expenses	1.1	(4.2)	(.3)	(2.0)
Pretax adjusted earnings	1.3	3.8	.9	2.5
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(6) and $(9) for the three-month periods and $(12) and $(19) for the six-month periods ended June 30, 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month periods ended June 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums, partially offset by the decrease in adjusted net investment income.
•Total benefits and claims increased primarily due to higher incurred claims.
•Total adjusted expenses increased primarily due to higher deferred policy acquisition cost amortization and other expenses associated with the corresponding growth in net earned premiums.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, mostly offset by the increases in total benefits and claims and total adjusted expenses.

For the six-month periods ended June 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to higher net earned premiums from growth initiatives including group life and disability and consumer markets businesses.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums, partially offset by the decrease in adjusted net investment income.
•Total benefits and claims increased primarily due to higher incurred claims and lower reserve remeasurement gains reflecting actual experience.
•Total adjusted expenses decreased primarily due to improved expense efficiency.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, mostly offset by the increase in total benefits and claims.

Annualized premiums in force increased 4.3% to $6.5 billion at June 30, 2025, compared with $6.2 billion at June 30, 2024.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same periods in the previous year.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2025	2024	2025	2024
Total benefits and claims	41.2%	40.4%	41.4%	40.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.9	7.8	7.9	7.8
Insurance commissions	8.0	8.3	7.9	8.3
Insurance and other expenses	20.4	20.8	21.1	21.7
Total adjusted expenses	36.3	36.9	37.0	37.8
Pretax adjusted earnings	22.5	22.7	21.6	21.8
Ratios to total premiums:
Total benefits and claims	47.3%	46.7%	47.5%	46.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.0	9.1	9.1	9.0

•For the three- and six-month periods ended June 30, 2025, the total benefits and claims to total premiums ratio increased primarily due to higher incurred claims.
•The total adjusted expense ratio decreased in the three- and six-month periods ended June 30, 2025 primarily due to expense efficiency efforts.
•In total, the pretax adjusted profit margin decreased in the three- and six-month periods ended June 30, 2025, primarily due to the increase in total benefits and claims.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of June 30.

	2025	2024
Premium persistency	79.2%	78.7%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2025	2024	2025	2024
New annualized premium sales	$340	$331	$649	$629
Increase (decrease) over prior period	2.7%	2.0%	3.1%	(1.6)%

The increase in new annualized premium sales for Aflac U.S. in the second quarter and first six months of 2025 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2025	2024	2025	2024
Accident	19.0%	21.2%	20.0%	21.8%
Disability	27.7	25.7	25.3	24.4
Critical care(1)	21.8	21.1	21.8	21.6
Hospital indemnity	11.9	13.7	13.3	14.4
Dental/vision	6.5	5.9	6.7	6.2
Life	13.1	12.4	12.9	11.6
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the second quarter of 2025, the Aflac U.S. sales force included an average of approximately 5,400 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$184	$142	$606	$543
Infrastructure debt	13	16	25	39
Collateralized loan obligations	25	9	25	12
Equity securities	9	10	15	22
Commercial mortgage and other loans:
Transitional real estate loans	5	5	7	12
Commercial mortgage loans	0	13	0	13
Middle market loans	49	14	89	86
Other loans	42	0	52	0
Other investments	59	6	73	14
Total U.S. dollar-denominated	$386	$215	$892	$741

Other currencies:
Other investments	$1	$0	$1	$0
Total other currencies	$1	$0	$1	$0
Total Aflac U.S. Purchases	$387	$215	$893	$741

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2025	2024	2025	2024
Total purchases for period (in millions) (1)	$327	$209	$819	$727
New money yield (1),(2)	6.97%	7.60%	6.75%	6.96%
Return on average invested assets (3)	4.94	5.13	4.92	5.01
Portfolio book yield, end of period (1),(2)	5.57%	5.63%	5.57%	5.63%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three- and six-month periods ended June 30, 2025 was primarily due to lower short-term rates on floating rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net earned premiums	$206	$155	$404	$320
Net investment income (loss) (1)	98	57	194	107
Amortized hedge income	30	34	60	62
Adjusted net investment income	128	91	254	169
Other income	2	5	4	8
Total adjusted revenues	336	249	662	497
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	126	94	251	203
Reserve remeasurement (gains) losses	0	(1)	(1)	(2)
Total benefits and claims, net	126	94	250	201
Adjusted expenses:
Interest expense	51	38	96	74
Other adjusted expenses	139	94	253	201
Total adjusted expenses	190	132	349	275
Total benefits and adjusted expenses	316	226	599	476
Pretax adjusted earnings	$20	$23	$63	$21
Percentage change over previous period:
Net earned premiums	32.9%	84.5%	26.3%	82.9%
Adjusted net investment income	40.7	75.0	50.3	92.0
Total adjusted revenues	34.9	77.9	33.2	85.4
Total benefits and claims, net	34.0	(1.1)	24.4	42.6
Total adjusted expenses	43.9	37.1	26.9	47.6
Pretax adjusted earnings	(13.0)	144.2	200.0	136.2
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $8 and $30 for the three-month periods and $16 and $62 for the six-month periods ended June 30, 2025 and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $9 and $31 for the three-month periods and $16 and $64 for the six-month periods ended June 30, 2025 and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

For the three-month period ended June 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher internal reinsurance activity resulting from the agreement established in the fourth quarter of 2024.
•Adjusted net investment income increased primarily due to $22 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re consolidated investment income of $13 million from a higher volume of assets as part of the reinsurance agreement established in the fourth quarter of 2024.
•Total adjusted revenues increased primarily due to higher net earned premiums and adjusted net investment income.
•Total adjusted expenses increased primarily due to $30 million from higher costs pertaining to business operations, including costs to date to investigate and respond to the cybersecurity incident and legal and other professional services related thereto, $15 million associated with internal reinsurance activity and higher interest expense of $13 million.

•Pretax adjusted earnings decreased primarily due to higher total adjusted revenues partially offset by higher total benefits and adjusted expenses.

For the six-month period ended June 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher internal reinsurance activity resulting from the agreement established in the fourth quarter of 2024.
•Adjusted net investment income increased primarily due to $46 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re consolidated investment income of $24 million from a higher volume of assets as part of the reinsurance agreement established in the fourth quarter of 2024.
•Total adjusted revenues increased primarily due to higher adjusted net investment income and net earned premiums.
•Total adjusted expenses increased primarily due to $29 million from higher costs pertaining to business operations, including costs to date to investigate and respond to the cybersecurity incident and legal and other professional services related thereto, $23 million associated with internal reinsurance activity and higher interest expense of $22 million.
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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2025
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$49,046	$12,564	$7,269	$68,879
Held-to-maturity, fixed maturity securities, at amortized cost (1)	17,434	0	0	17,434
Equity securities	507	2	373	882
Commercial mortgage and other loans: (1)
Transitional real estate loans	3,162	787	166	4,115
Commercial mortgage loans	900	578	0	1,478
Middle market loans	3,818	410	0	4,228
Other loans	327	101	15	443
Other investments:
Policy loans	184	37	0	221
Short-term investments (2)	1,501	152	722	2,375
Limited partnerships	3,079	385	281	3,745
Real estate owned	838	126	0	964
Other	0	40	0	40
Investment in affiliate (3)	0	853	(853)	0
Total investments	80,796	16,035	7,973	104,804
Cash and cash equivalents	2,108	829	4,028	6,965
Total investments and cash	$82,904	$16,864	$12,001	$111,769
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

In the six-month period ended June 30, 2025, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $257 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $10 million in net investment gains (losses) for the six-month period ended June 30, 2025. In the six-month period ended June 30, 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $282 million. As a result of the estimated fair value of the collateral exceeding the amortized cost of the TREs upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net gain of $13 million in net investment gains (losses) for the six-month period ended June 30, 2024.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.4%	1.5%	1.5%
AA	6.3	6.6	6.0	6.3
A	68.5	66.7	68.0	66.1
BBB	22.2	23.5	22.9	24.4
BB or lower	1.6	1.8	1.6	1.7
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2025, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2025.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$36,029	$33,508	$(2,521)
Urban Renaissance Agency	A+	168	111	(57)
Thames Water Utility	CCC-	138	99	(39)
JP Morgan Chase and Co.	A-	220	181	(39)
KLM Royal Dutch Airlines	B+	138	99	(39)
Tokyo Gas Co Ltd	A+	104	73	(31)
Mitsubishi Estate Co Ltd.	A	138	108	(30)
West Japan Railway Company	A+	91	62	(29)
Prologis LP	A	156	128	(28)
SNCF Reseau	AA-	75	49	(26)
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

Below-Investment-Grade Investments

	June 30, 2025
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$236	$236	$241	$5
Hella KG Hueck and Co.	152	152	151	(1)
Thames Water Utility	139	138	99	(39)
KLM Royal Dutch Airlines	138	137	98	(39)
Telecom Italia SpA	138	138	180	42
IKB Deutsche Industriebank AG	90	48	78	30
Generalitat de Catalunya	55	24	53	29
Amarok Parent LLC	25	24	25	1
CPI Property Group SA	21	21	20	(1)
Other Issuers	67	71	65	(6)
Subtotal (2)	1,061	989	1,010	21
High yield corporate bonds	531	444	513	69
Middle market loans	4,111	3,959	3,880	(79)
Grand Total	$5,703	$5,392	$5,403	$11
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

	June 30, 2025
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$37,233	$589	$(3,209)	$34,613	42.6%
Municipalities	2,417	125	(203)	2,339	2.8
Mortgage- and asset-backed securities	4,450	175	(99)	4,526	5.1
Public utilities	7,331	516	(339)	7,508	8.2
Electric	5,686	414	(189)	5,911	6.4
Natural Gas	935	64	(79)	920	1.0
Other	710	38	(71)	677	.8
Sovereign and supranational	826	50	(11)	865	.9
Banks/financial institutions	9,701	585	(459)	9,827	11.2
Banking	5,479	353	(252)	5,581	6.3
Insurance	2,058	150	(64)	2,143	2.4
Other	2,164	82	(143)	2,103	2.5
Other corporate	25,506	2,478	(1,176)	26,808	29.2
Basic Industry	2,102	286	(107)	2,283	2.4
Capital Goods	2,747	222	(130)	2,839	3.1
Communications	2,770	410	(64)	3,115	3.2
Consumer Cyclical	1,975	169	(46)	2,097	2.3
Consumer Non-Cyclical	5,982	586	(279)	6,288	6.8
Energy	2,435	316	(43)	2,708	2.8
Other	1,188	68	(110)	1,147	1.4
Technology	3,416	172	(175)	3,413	3.9
Transportation	2,891	249	(222)	2,918	3.3
Total fixed maturity securities	$87,464	$4,518	$(5,496)	$86,486	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2025		December 31, 2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$70,772	$69,509	$65,291	$66,476
Equity securities	715	715	638	638
Total publicly issued	71,487	70,224	65,929	67,114
Privately issued securities: (2)
Fixed maturity securities (3)	16,692	16,977	14,764	15,565
Equity securities	167	167	158	158
Total privately issued	16,859	17,144	14,922	15,723
Total investment securities	$88,346	$87,368	$80,851	$82,837
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	June 30, 2025	December 31, 2024
Privately issued reverse dual-currency securities	$3,550	$3,368
Publicly issued collateral structured as reverse dual-currency securities	968	945
Total reverse dual-currency securities	$4,518	$4,313
Reverse dual-currency securities as a percentage of total investment securities	5.1%	5.3%
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

	Three Months		Six Months
	2025	2024	2025	2024
Aflac Japan:
FX Forwards
FX forward notional at end of period (in billions) (1)	$0.6	$0.0	$0.6	$0.0
Amortized hedge income (cost) for period (in millions)	$(3)	$0	$(3)	$1
FX Options
FX option notional at the end of period (in billions) (1)	$25.0	$24.7	$25.0	$24.7
Amortized hedge income (cost) for period (in millions)	$(8)	$(7)	$(15)	$(14)
Corporate and other (Parent Company):
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.9	$2.0	$1.9	$2.0
Amortized hedge income (cost) for period (in millions)	$30	$34	$60	$62
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0	$0	$0
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

	June 30, 2025		December 31, 2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$13,249	$14,703	$9,835	$12,183
Equity securities	22	22	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	3,162	3,193	3,648	3,656
Commercial mortgage loans	900	821	915	811
Middle market loans (floating rate)	3,818	3,749	3,847	3,794
Other loans	177	179	174	173
Other investments	3,958	3,958	2,862	2,862
Total U.S. Dollar Program	25,286	26,625	21,303	23,501
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,825	2,463	1,645	2,406
Total U.S. dollar-denominated investments in Aflac Japan	$27,111	$29,088	$22,948	$25,907
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign exchange risk on certain U.S. dollar-denominated investments in Aflac Japan's portfolio and one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of June 30, 2025, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net cash inflows (outflows)	$(10)	$(5)	$(16)	$(416)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $7.4 billion as of June 30, 2025, with hedging instruments comprised of $5.5 billion of yen-denominated debt and $1.9 billion of foreign currency forwards, compared with $5.9 billion as of December 31, 2024, with hedging instruments comprised of $4.1 billion of yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2025 and 2024, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	June 30, 2025	December 31, 2024	% Change
Aflac Japan	$5,614	$5,102	10.0%	(1)
Aflac U.S.	3,682	3,656	.7
Total	$9,296	$8,758	6.1%
(1) Aflac Japan’s deferred policy acquisition costs increased .7% in yen during the six months ended June 30, 2025.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	June 30, 2025	December 31, 2024	% Change
Aflac Japan	$68,857	$67,549	1.9%	(1)
Aflac U.S.	11,237	11,063	1.6
Corporate and other	4,882	4,839	.9
Intercompany eliminations (2)	(6,072)	(5,943)	(2.2)
Total	$78,904	$77,508	1.8%
(1) Aflac Japan’s policy liabilities decreased 6.7% in yen during the six months ended June 30, 2025.
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the six-month periods ended June 30, 2025 and June 30, 2024.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and six-month periods ended June 30, 2025 and 2024 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At June 30, 2025, the Company held $7.0 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.

The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2025	2024
Management fees paid by subsidiaries	$87	$81
Dividends declared or paid by subsidiaries	2,567	2,111

The following table details Aflac Japan remittances, which are included in the totals above, for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2025	2024
Aflac Japan management fees paid to Parent Company	$39	$34
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,018	1,661
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥296.3	¥260.0

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

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2025. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of June 30, 2025, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for additional information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2024 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.

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

The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2025	2024
Operating activities	$988	$1,104
Investing activities	1,174	2,294
Financing activities	(1,423)	(1,576)
Exchange effect on cash and cash equivalents	(3)	(68)
Net change in cash and cash equivalents	$736	$1,754

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of June 30, 2025, of the $400 million committed, approximately $294 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2025, Aflac U.S. borrowed and repaid $331 million under this program. As of June 30, 2025, Aflac U.S. had outstanding borrowings of $590 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and, from time to time, debt issuances and redemptions.

In June 2025, the Parent Company issued four series of senior notes totaling ¥74.9 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥35.0 billion, bears interest at a fixed rate of 1.726% per annum, payable semi-annually, and will mature in October 2030. The second series, which totaled ¥23.4 billion, bears interest at a fixed rate of 2.003% per annum, payable semi-annually, and will mature in December 2032. The third series, which totaled ¥9.5 billion, bears interest at a fixed rate of 2.369% per annum, payable semi-annually, and will mature in June 2035. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 2.779% per annum, payable semi-annually, and will mature in June 2040. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in October 2030, December 2032, June 2035 and June 2040 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after July 18, 2030, September 14, 2032, December 5, 2034, and December 5, 2039, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In May 2025, the Parent Company issued four series of senior notes totaling ¥75.1 billion through a private placement. The first series, which totaled ¥18.2 billion, bears interest at a fixed rate of 1.990% per annum, payable semi-annually, and will mature in May 2032. The second series, which totaled ¥38.3 billion, bears interest at a fixed rate of 2.320% per annum, payable semi-annually, and will mature in May 2035. The third series, which totaled ¥11.6 billion, bears interest at a fixed rate of 2.650% per annum, payable semi-annually, and will mature in May 2040. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 3.040% per annum, payable semi-annually, and will mature in May 2045. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.

See Note 9 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.

Cash returned to shareholders through treasury stock purchases and dividends was $2.3 billion during the six-month period ended June 30, 2025, compared with $2.1 billion during the six-month period ended June 30, 2024.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2025	2024
Treasury stock purchases	$1,729	$1,550
Number of shares purchased:
Share repurchase program	16,413	18,564
Other	402	480
Total shares purchased	16,815	19,044

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2025	2024
Stock issued from treasury:
Cash financing	$2	$12
Noncash financing	41	37
Total stock issued from treasury	$43	$49
Number of shares issued	633	714

As of June 30, 2025, a remaining balance of 30.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.58 per share in the second quarter of 2025, compared with $.50 per share in the second quarter of 2024. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2025	2024
Dividends paid in cash	$607	$550
Dividends through issuance of treasury shares	22	21
Total dividends to shareholders	$629	$571

In August 2025, the board of directors declared the third quarter cash dividend of $.58 per share, an increase of 16.0% compared with the same period in 2024. The dividend is payable on September 2, 2025 to shareholders of record at the close of business on August 20, 2025.

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

As of June 30, 2025, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will introduce an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The initial report on the Economic Solvency Ratio (ESR) will be issued as of March 31, 2026, which is Aflac Japan's 2025 fiscal year-end.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2025, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

Corporate and Other

Aflac Re is licensed by the BMA as a long-term insurer and is subject to the Bermuda Insurance Act of 1978 (Bermuda Insurance Act). Aflac Re is required to file annual and quarterly returns for its Bermuda Solvency Capital Requirement (BSCR) which utilizes an Economic Balance Sheet (EBS) framework to determine Aflac Re’s Enhanced Capital Requirement (ECR). Aflac Re is also subject to a Minimum Margin of Solvency (MSM) related to its statutory financial statements. The MSM is equal to the greater of $8,000,000; 2% of the first $500,000,000 of assets under management plus 1.5% of the amount by which assets exceed $500,000,000; or 25% of ECR.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 74% of its liabilities are reported as of June 30, 2025, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the six-month period ended June 30, 2025. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The Company experienced a cybersecurity incident in June 2025 which could result in a number of potential outcomes, including, but not limited to, additional costs and expenditures, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have an adverse effect on the Company’s financial condition or results of operations.

As part of the June 2025 cybersecurity incident, the Company is aware of the exfiltration of certain data, including claims information, health information, social security numbers and/or other personal information, relating to a substantial number of customers, beneficiaries, employees, agents, and other individuals in the Company’s U.S. business. The Company has incurred certain costs and may, depending on future developments, incur additional costs, including but not limited to costs associated with providing credit monitoring, identity theft protection, and Medical Shield to impacted individuals and maintaining a call center related to the provision of such services; incident response costs; expenses arising from potential litigation, governmental investigations, or enforcement actions; expenses related to compliance, finance, and legal advisory services; elevated cybersecurity insurance premiums; and costs incurred in meeting evolving legal and regulatory requirements concerning cybersecurity governance, monitoring, and disclosure. In addition, governmental investigations, private litigation or other claims could result in fines, other monetary relief, or injunctive relief. If, as a result of any such governmental investigation, other investigation or claim, the Company is found to be in violation of applicable laws and regulations including, without limitation, any applicable data privacy and information security laws or regulations, the Company could be subject to legal risk, including government enforcement action and civil litigation, which could adversely affect the Company’s business, reputation, financial condition or results of operations. Defending any such litigation claim or enforcement action, regardless of merit, and whether successful or unsuccessful, and cooperating with regulatory investigations, could be expensive and time-consuming and adversely affect the Company’s business, reputation, results of operations or financial condition. In addition, the Company may be adversely impacted by reputational harm or a loss of confidence in the security and integrity of our information technology systems among customers, beneficiaries, employees, agents, and others.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2025, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,698,784		$104.83	2,698,784	44,618,770
February 1 - February 28	3,230,149		104.37	2,835,980	41,782,790
March 1 - March 31	2,965,821		108.23	2,961,981	38,820,809
April 1 - April 30	2,066,573		106.68	2,066,573	36,754,236
May 1 - May 31	3,421,623		104.89	3,420,321	33,333,915
June 1 - June 30	2,431,870		102.92	2,428,908	30,905,007
Total	16,814,820	(1)	$105.30	16,412,547	30,905,007	(2)
(1) During the first six months of 2025, 402,273 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at June 30, 2025, are related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022.

Item 5.    Other Information

Insider Trading Arrangements

During the second quarter of 2025, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	4.1	-	Forty-First Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.726% Senior Note due 2030) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.1.
	4.2	-	Forty-Second Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.003% Senior Note due 2032) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.2.
	4.3	-	Forty-Third Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.369% Senior Note due 2035) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.3.
	4.4	-	Forty-Fourth Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.779% Senior Note due 2040) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.4.
	31.1	-	Certification of CEO dated August 5, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated August 5, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated August 5, 2025, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

August 5, 2025	/s/ Max K. Brodén
(Max K. Brodén)
Senior Executive Vice President; Chief Financial Officer

August 5, 2025	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer