Form 10-Q
period 2025-09-30
AFLAC INC
filed 2025-11-05
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 524,113,917 shares of the issuer's common stock were outstanding as of October 27, 2025.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2025 and 2024 Nine Months Ended September 30, 2025 and 2024	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2025 and 2024 Nine Months Ended September 30, 2025 and 2024	2

		Consolidated Balance Sheets September 30, 2025, and December 31, 2024	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2025 and 2024 Three Months Ended June 30, 2025 and 2024 Three Months Ended September 30, 2025 and 2024	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2025 and 2024	8

		Notes to the Consolidated Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	79

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	118

	Item 4.	Controls and Procedures	118

PART II.		OTHER INFORMATION:

	Item 1A.	Risk Factors	119

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	119

	Item 5.	Other Information	119

	Item 6.	Exhibits	120

Glossary of Selected Terms			121
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2025	2024	2025	2024
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,372	$3,328	$10,223	$10,109
Net investment income	1,067	1,006	3,103	3,100
Net investment gains (losses)	275	(1,408)	(1,109)	239
Other income (loss)	26	23	81	76
Total revenues	4,740	2,949	12,298	13,524
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	2,016	2,003	6,049	6,042
Reserve remeasurement (gains) losses	(580)	(408)	(658)	(515)
Total benefits and claims, net	1,436	1,595	5,391	5,527
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	218	214	655	638
Insurance commissions	254	251	745	751
Insurance and other expenses	781	747	2,387	2,179
Interest expense	57	50	159	147
Total acquisition and operating expenses	1,310	1,262	3,946	3,715
Total benefits and expenses	2,746	2,857	9,337	9,242
Earnings before income taxes	1,994	92	2,961	4,282
Income taxes	355	185	694	741
Net earnings	$1,639	$(93)	$2,267	$3,541
Net earnings per share:
Basic	$3.09	$(.17)	$4.22	$6.26
Diluted	3.08	(.17)	4.21	6.23
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	530,050	557,899	537,095	565,757
Diluted	532,015	560,414	539,052	568,216
Cash dividends per share	$.58	$.50	$1.74	$1.50
(1) Includes a gain (loss) of $(55) and $(75) for the three-month periods and $(55) and $(80) for the nine-month periods ended September 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2025	2024	2025	2024
Net earnings	$1,639	$(93)	$2,267	$3,541
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(110)	788	421	(52)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	188	268	(2,117)	(457)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(32)	(53)	(58)	(271)
Unrealized gains (losses) on derivatives during period	1	2	4	3
Effect of changes in discount rate assumptions during period	1,566	(1,889)	6,108	3,157
Pension liability adjustment during period	0	(3)	41	0
Total other comprehensive income (loss) before income taxes	1,613	(887)	4,399	2,380
Income tax expense (benefit) related to items of other comprehensive income (loss)	469	(502)	768	537
Other comprehensive income (loss), net of income taxes	1,144	(385)	3,631	1,843
Total comprehensive income (loss)	$2,783	$(478)	$5,898	$5,384
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2025 and 2024, amortized cost $65,305 in 2025 and $61,455 in 2024)	$63,584	$61,841
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,966 in 2025 and $2,634 in 2024)	3,692	3,428
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2025 and $5 in 2024 (fair value $16,770 in 2025 and $16,772 in 2024)	16,955	15,966
Equity securities, at fair value	885	796
Commercial mortgage and other loans, net of allowance for credit losses of $422 in 2025 and $355 in 2024 (includes $8,183 in 2025 and $8,693 in 2024 of consolidated variable interest entities)	10,137	10,869
Other investments (includes $2,305 in 2025 and $2,176 in 2024 of consolidated variable interest entities)	7,495	5,958
Cash and cash equivalents	6,768	6,229
Total investments and cash	109,516	105,087
Receivables	852	779
Accrued investment income	702	710
Deferred policy acquisition costs	9,216	8,758
Property and equipment, at cost less accumulated depreciation	367	387
Other	1,653	1,845
Total assets	$122,306	$117,566
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$67,143	$70,381
Unpaid policy claims	460	381
Unearned premiums	1,349	1,286
Other policyholders’ funds	5,785	5,460
Total policy liabilities	74,737	77,508
Income taxes	1,477	573
Payables for return of cash collateral on loaned securities	5,429	2,037
Notes payable and lease obligations	8,685	7,498
Other	3,290	3,852
Total liabilities	93,618	91,468
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2025 and 2024; issued 1,357,841 shares in 2025 and 1,356,763 shares in 2024	136	136
Additional paid-in capital	2,977	2,894
Retained earnings	53,923	52,277
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,504)	(4,998)
Unrealized gains (losses) on fixed maturity securities	(1,701)	24
Unrealized gains (losses) on derivatives	(16)	(20)
Effect of changes in discount rate assumptions	6,832	2,006
Pension liability adjustment	42	10
Treasury stock, at average cost	(29,001)	(26,231)
Total shareholders’ equity	28,688	26,098
Total liabilities and shareholders’ equity	$122,306	$117,566
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
Net earnings	0	0	29	0	0	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	449	0	449
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,257)	0	(1,257)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,893	0	1,893
Pension liability adjustment during period, net of income taxes	0	0	0	32	0	32
Dividends to shareholders (1) ($.00 per share)	0	0	2	0	0	2
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(949)	(949)
Treasury stock reissued	0	13	0	0	14	27
Balance at March 31, 2025	$136	$2,919	$52,308	$(1,859)	$(27,166)	$26,338
Net earnings	0	0	599	0	0	599
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	267	0	267
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(595)	0	(595)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,695	0	1,695
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders (1) ($.58 per share)	0	0	(312)	0	0	(312)
Exercise of stock options	0	0	0	0	0	0
Share-based compensation	0	30	0	0	0	30
Purchases of treasury stock	0	0	0	0	(839)	(839)
Treasury stock reissued	0	9	0	0	7	16
Balance at June 30, 2025	$136	$2,958	$52,595	$(491)	$(27,998)	$27,200
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2025	$136	$2,958	$52,595	$(491)	$(27,998)	$27,200
Net earnings	0	0	1,639	0	0	1,639
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(222)	0	(222)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	127	0	127
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,238	0	1,238
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders (1) ($.58 per share)	0	0	(311)	0	0	(311)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	5	0	0	0	5
Purchases of treasury stock	0	0	0	0	(1,009)	(1,009)
Treasury stock reissued	0	13	0	0	6	19
Balance at September 30, 2025	$136	$2,977	$53,923	$653	$(29,001)	$28,688
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2025	2024
Cash flows from operating activities:
Net earnings	$2,267	$3,541
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(28)	28
Capitalization of deferred policy acquisition costs	(796)	(767)
Amortization of deferred policy acquisition costs	655	638
Increase in policy liabilities	(732)	(259)
Change in income tax liabilities	92	(64)
Net investment (gains) losses	1,109	(239)
Other, net	(327)	(504)
Net cash provided (used) by operating activities	2,240	2,374
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	9,566	4,832
Equity securities	355	702
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	1,421	1,482
Costs of investments acquired:
Available-for-sale fixed maturity securities	(10,760)	(4,589)
Equity securities	(369)	(333)
Commercial mortgage and other loans	(1,068)	(937)
Other investments, net	(1,109)	(2,682)
Settlement of derivatives, net	13	(92)
Cash received (pledged or returned) as collateral, net	3,375	2,781
Other, net	(224)	98
Net cash provided (used) by investing activities	1,202	1,264
Cash flows from financing activities:
Purchases of treasury stock	(2,729)	(2,050)
Proceeds from borrowings	1,039	823
Principal payments under debt obligations	(84)	(194)
Dividends paid to shareholders	(906)	(820)
Change in investment-type contracts, net	(198)	(162)
Treasury stock reissued	5	21
Other, net	(12)	(20)
Net cash provided (used) by financing activities	(2,885)	(2,402)
Effect of exchange rate changes on cash and cash equivalents	(18)	70
Net change in cash and cash equivalents	539	1,306
Cash and cash equivalents, beginning of period	6,229	4,306
Cash and cash equivalents, end of period	$6,768	$5,612
Supplemental disclosures of cash flow information:
Income taxes paid	$602	$805
Interest paid	133	127
Noncash interest	25	21
Noncash real estate acquired in satisfaction of debt	247	380
Noncash financing activities:
Lease obligations	25	25
Treasury stock issued for:
Associate stock bonus	17	15
Shareholder dividend reinvestment	33	31
Share-based compensation grants	7	6
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
In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2025 and December 31, 2024, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).
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

The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance has no impact on the Company’s financial position or results of operations. The Company has developed the required disclosures in accordance with the new guidance, which will be reflected in the notes contained in the Company's 2025 Form 10-K..

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 53% and 55% in the three-month periods and 53% and 56% in the nine-month periods ended September 30, 2025 and 2024, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 77% at both September 30, 2025 and December 31, 2024.

Information regarding operations by reportable segment and Corporate and other is presented in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,663	$1,709	$5,105	$5,241
Adjusted net investment income	665	662	1,950	2,036
Other income	7	7	24	20
Total adjusted revenue Aflac Japan	2,335	2,378	7,079	7,297
Aflac U.S.:
Net earned premiums	1,495	1,459	4,501	4,388
Adjusted net investment income	214	210	623	634
Other income	19	15	53	46
Total adjusted revenue Aflac U.S.	1,728	1,684	5,177	5,068
Corporate and other (2)	343	225	1,005	723
Total adjusted revenues	4,406	4,287	13,261	13,088
Net investment gains (losses)	275	(1,408)	(1,109)	239
Reconciling items:
Amortized hedge costs	13	7	31	19
Amortized hedge income	(20)	(25)	(80)	(87)
Net interest (income) expense from derivatives associated with certain investment strategies	66	88	195	265
Total revenues	$4,740	$2,949	$12,298	$13,524
(1) Includes a gain (loss) of $(55) and $(75) for the three-month periods and $(55) and $(80) for the nine-month periods ended September 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $6 and $57 for the three-month periods and $22 and $119 for the nine-month periods ended September 30, 2025, and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $7 and $78 for the three-month periods and $24 and $142 for the nine-month periods ended September 30, 2025, and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Adjusted revenues:
Aflac Japan (1)	$2,335	$2,378	$7,079	$7,297
Aflac U.S.	1,728	1,684	5,177	5,068
Corporate and other (2)	343	225	1,005	723
Total adjusted revenues	4,406	4,287	13,261	13,088
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	1,130	1,197	3,446	3,614
Reserve remeasurement (gains) losses	(474)	(369)	(513)	(421)
Total benefits and claims, net	656	828	2,933	3,193
Adjusted expenses:
Amortization of deferred policy acquisition costs	81	82	245	242
Insurance commissions	111	110	328	330
Insurance and other expenses	271	285	845	785
Total benefits and adjusted expenses Aflac Japan	1,119	1,305	4,351	4,550
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	752	711	2,219	2,130
Reserve remeasurement (gains) losses	(71)	(17)	(110)	(71)
Total benefits and claims, net	681	694	2,109	2,059
Adjusted expenses:
Amortization of deferred policy acquisition costs	137	132	410	396
Insurance commissions	143	141	417	422
Insurance and other expenses	392	367	1,120	1,102
Total benefits and adjusted expenses Aflac U.S.	1,353	1,334	4,056	3,979
Corporate and other	274	210	873	687
Total adjusted expenses	$2,746	$2,849	$9,280	$9,216
Pretax earnings:
Aflac Japan (1)	$1,216	$1,073	$2,728	$2,747
Aflac U.S.	375	350	1,121	1,089
Corporate and other (2)	69	15	132	36
Pretax adjusted earnings	1,660	1,438	3,981	3,872
Other income (loss)	(1)	0	(54)	(1)
Net investment gains (losses)	275	(1,408)	(1,109)	239
Reconciling items:
Amortized hedge costs	13	7	31	19
Amortized hedge income	(20)	(25)	(80)	(87)
Net interest (income) expense from derivatives associated with certain investment strategies	66	88	195	265
Impact of interest from derivatives associated with notes payable	1	(8)	(3)	(25)
Total earnings before income taxes	$1,994	$92	$2,961	$4,282
Income taxes applicable to pretax adjusted earnings	$333	$227	$791	$665
Effect of foreign currency translation on after-tax adjusted earnings	1	(16)	16	(97)
(1) Includes a gain (loss) of $(55) and $(75) for the three-month periods and $(55) and $(80) for the nine-month periods ended September 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $6 and $57 for the three-month periods and $22 and $119 for the nine-month periods ended September 30, 2025, and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $7 and $78 for the three-month periods and $24 and $142 for the nine-month periods ended September 30, 2025, and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 for additional information on these investments.

Internal Reinsurance: Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by Aflac Japan and is reported as a part of Corporate and other. Under these internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $173 million and $132 million for the three-month periods and $529 million and $396 million for the nine-month periods ended September 30, 2025 and 2024, respectively, related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see the accompanying Note 8 and Note 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

Total Assets: The Company's total assets were as follows:

(In millions)	September 30, 2025	December 31, 2024
Assets:
Aflac Japan	$94,131	$90,210
Aflac U.S.	22,569	21,930
Corporate and other	5,606	5,426
Total assets	$122,306	$117,566

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are shown in the following tables.

	September 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,541	$0	$83	$3,260	$16,364
Municipalities	900	0	13	130	783
Mortgage- and asset-backed securities	322	0	2	34	290
Public utilities	2,783	0	138	199	2,722
Sovereign and supranational	349	0	9	12	346
Banks/financial institutions	5,715	0	201	441	5,475
Other corporate	5,733	0	383	486	5,630
Total yen-denominated	35,343	0	829	4,562	31,610
U.S. dollar-denominated:
U.S. government and agencies	230	0	1	12	219
Municipalities	1,187	0	76	60	1,203
Mortgage- and asset-backed securities	3,903	0	166	45	4,024
Public utilities	4,333	0	428	111	4,650
Sovereign and supranational	58	0	21	0	79
Banks/financial institutions	3,814	0	450	20	4,244
Other corporate	19,275	0	2,415	575	21,115
Total U.S. dollar-denominated	32,800	0	3,557	823	35,534
Other currencies:
Mortgage- and asset-backed securities	46	0	2	0	48
Public utilities	56	0	2	0	58
Other corporate	26	0	0	0	26
Total other currencies	128	0	4	0	132
Total securities available-for-sale	$68,271	$0	$4,390	$5,385	$67,276

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,409	$0	$465	$2,234	$17,640
Municipalities	869	0	65	79	855
Mortgage- and asset-backed securities	327	0	4	23	308
Public utilities	2,746	0	202	108	2,840
Sovereign and supranational	330	0	16	8	338
Banks/financial institutions	5,376	0	267	342	5,301
Other corporate	5,329	0	568	305	5,592
Total yen-denominated	34,386	0	1,587	3,099	32,874
U.S. dollar-denominated:
U.S. government and agencies	208	0	1	3	206
Municipalities	1,167	0	65	53	1,179
Mortgage- and asset-backed securities	2,987	0	302	34	3,255
Public utilities	3,938	0	418	151	4,205
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,271	0	420	36	3,655
Other corporate	18,050	0	2,493	752	19,791
Total U.S. dollar-denominated	29,678	0	3,720	1,029	32,369
Other currencies:
Other corporate	25	0	1	0	26
Total other currencies	25	0	1	0	26
Total securities available-for-sale	$64,089	$0	$5,308	$4,128	$65,269

	September 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,260	$2	$16,258	$248	$438	$16,068
Municipalities	248	0	248	5	1	252
Public utilities	34	0	34	0	2	32
Sovereign and supranational	401	3	398	6	4	400
Other corporate	17	0	17	1	0	18
Total yen-denominated	16,960	5	16,955	260	445	16,770
Total securities held-to-maturity	$16,960	$5	$16,955	$260	$445	$16,770

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,311	$2	$15,309	$759	$9	$16,059
Municipalities	235	0	235	22	0	257
Public utilities	32	0	32	1	0	33
Sovereign and supranational	377	3	374	31	0	405
Other corporate	16	0	16	2	0	18
Total yen-denominated	15,971	5	15,966	815	9	16,772
Total securities held-to-maturity	$15,971	$5	$15,966	$815	$9	$16,772

	September 30, 2025	December 31, 2024
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$584	$484
U.S. dollar-denominated	301	312
Total equity securities	$885	$796

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2025 and 2024, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2025, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,596	$1,702
Due after one year through five years	8,083	8,902
Due after five years through 10 years	16,873	17,769
Due after 10 years	37,448	34,541
Mortgage- and asset-backed securities	4,271	4,362
Total fixed maturity securities available-for-sale	$68,271	$67,276
Held-to-maturity:
Due in one year or less	$34	$34
Due after one year through five years	144	148
Due after five years through 10 years	8,901	9,133
Due after 10 years	7,876	7,455
Total fixed maturity securities held-to-maturity	$16,955	$16,770
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2025			December 31, 2024
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$34,849	$31,596	A+	$33,822	$32,844
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$29	$1	$148	$41
Gross losses from sales	(96)	(66)	(429)	(375)
Foreign currency gains (losses)	99	173	339	660
Other investments:
Gross gains (losses) from sales and redemptions	1	(3)	13	7
Total sales and redemptions	33	105	71	333
Equity securities	10	13	47	100
Real estate owned impairments	0	0	(6)	0
Credit losses:
Commercial mortgage and other loans	(51)	(85)	(165)	(113)
Impairment losses	0	(55)	0	(55)
Loan commitments	(2)	(1)	(2)	2
Reinsurance recoverables and other	0	0	1	5
Total credit losses	(53)	(141)	(166)	(161)
Derivatives and other:
Derivative gains (losses)	(123)	436	(145)	(54)
Foreign currency gains (losses)	408	(1,821)	(910)	21
Total derivatives and other	285	(1,385)	(1,055)	(33)
Total net investment gains (losses)	$275	$(1,408)	$(1,109)	$239

For the nine-month period ended September 30, 2025, the Company recognized an impairment loss of $6 million on an office-type real estate owned (REO) property classified as held-and-used for the production of income. The impairment was based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO property of $12 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2025 that relate to equity securities held at the September 30, 2025 reporting date were $11 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2024 that relate to equity securities held at the September 30, 2024 reporting date were $34 million.

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2025 that relate to equity securities held at the September 30, 2025 reporting date were $46 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2024 that relate to equity securities held at the September 30, 2024 reporting date were $79 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2025	December 31, 2024
Unrealized gains (losses) on securities available-for-sale	$(995)	$1,180
Deferred income taxes	(706)	(1,156)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(1,701)	$24

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$65	$12	$20	$6	$45	$6
Japan government and agencies:
Yen-denominated	12,544	3,260	7,003	447	5,541	2,813
Municipalities:
U.S. dollar-denominated	632	60	22	2	610	58
Yen-denominated	418	130	118	3	300	127
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,028	45	659	19	369	26
Yen-denominated	199	34	22	1	177	33
Public utilities:
U.S. dollar-denominated	1,195	111	231	4	964	107
Yen-denominated	999	199	76	4	923	195
Sovereign and supranational:
Yen-denominated	45	12	0	0	45	12
Banks/financial institutions:
U.S. dollar-denominated	229	20	27	0	202	20
Yen-denominated	3,419	441	585	18	2,834	423
Other corporate:
U.S. dollar-denominated	4,843	575	614	12	4,229	563
Yen-denominated	2,455	486	778	41	1,677	445
Total	$28,071	$5,385	$10,155	$557	$17,916	$4,828

	December 31, 2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$106	$3	$59	$1	$47	$2
Japan government and agencies:
Yen-denominated	8,136	2,234	2,070	57	6,066	2,177
Municipalities:
U.S. dollar-denominated	666	53	67	3	599	50
Yen-denominated	341	79	96	2	245	77
Mortgage- and asset- backed securities:
U.S. dollar-denominated	567	34	173	2	394	32
Yen-denominated	196	23	12	0	184	23
Public utilities:
U.S. dollar-denominated	1,570	151	699	19	871	132
Yen-denominated	1,020	108	368	11	652	97
Sovereign and supranational:
Yen-denominated	47	8	0	0	47	8
Banks/financial institutions:
U.S. dollar-denominated	625	36	376	7	249	29
Yen-denominated	3,197	342	471	22	2,726	320
Other corporate:
U.S. dollar-denominated	6,097	752	2,036	59	4,061	693
Yen-denominated	1,733	305	289	14	1,444	291
Total	$24,301	$4,128	$6,716	$197	$17,585	$3,931

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of September 30, 2025. Refer to the Allowance for Credit Losses section below for additional information.

As of September 30, 2025 and December 31, 2024, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

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

	September 30, 2025		December 31, 2024
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,226	11.6%	$1,361	12.1%
Retail	314	3.0	349	3.1
Apartments/Multi-Family	1,861	17.6	2,201	19.6
Industrial	101	1.0	117	1.1
Hospitality	523	5.0	556	5.0
Other	292	2.8	318	2.8
Total transitional real estate loans	4,317	41.0	4,902	43.7
Commercial mortgage loans:
Office	266	2.5	300	2.7
Retail	208	2.0	214	1.9
Apartments/Multi-Family	544	5.1	572	5.1
Industrial	410	3.9	436	3.9
Other	14	.1	15	.1
Total commercial mortgage loans	1,442	13.6	1,537	13.7
Middle market loans	4,387	41.5	4,423	39.4
Other loans	413	3.9	362	3.2
Total commercial mortgage and other loans	$10,559	100.0%	$11,224	100.0%
Allowance for credit losses	(422)		(355)
Total net commercial mortgage and other loans	$10,137		$10,869

CMLs and TREs are secured by properties entirely within the U.S. (with the largest concentrations in California (22%), Texas (13%) and Florida (8%)). MMLs are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are relatively short-term floating rate commercial mortgage loans that are secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of September 30, 2025, the Company had $165 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of September 30, 2025, the Company had commitments of approximately $732 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of September 30, 2025, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

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

The following tables present as of September 30, 2025 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$371	$391	$10	$772
60%-69.99%	0	0	77	400	418	402	1,297
70%-79.99%	0	0	14	776	621	43	1,454
80% or greater	0	0	0	187	297	310	794
Total	$0	$0	$91	$1,734	$1,727	$765	$4,317
Current-period gross writeoffs:	$0	$0	$0	$5	$0	$24	$29

Commercial Mortgage Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$32	$0	$245	$949	$1,226	2.75
60%-69.99%	0	0	0	0	25	69	94	2.13
70%-79.99%	0	0	0	0	0	8	8	1.50
80% or greater	0	12	0	0	0	102	114	0.85
Total	$0	$12	$32	$0	$270	$1,128	$1,442	2.55
Weighted Average DSCR	0.00	1.10	2.55	0.00	3.05	2.45
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$39	$47	$32	$0	$58	$107	$9	$292
BB	322	428	37	349	326	619	61	2,142
B	112	204	47	286	405	412	26	1,492
CCC	26	2	0	9	75	195	14	321
CC	0	0	0	14	0	16	5	35
C and lower	0	0	0	0	17	83	5	105
Total	$499	$681	$116	$658	$881	$1,432	$120	$4,387
Current-period gross writeoffs:	$0	$0	$0	$2	$23	$44	$0	$69

Other Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$0	$0	$70	$0	$0	$0	$70
AA	0	0	0	8	3	0	0	11
BBB	6	232	69	25	0	0	0	332
Total	$6	$232	$69	$103	$3	$0	$0	$413
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	September 30, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,883	$49	$385	$434	$4,317	$385
Commercial mortgage loans	1,442	0	0	0	1,442	0
Middle market loans	4,277	48	62	110	4,387	82
Other loans	413	0	0	0	413	0
Total	$10,015	$97	$447	$544	$10,559	$467
(1) As of September 30, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,364	$195	$343	$538	$4,902	$378
Commercial mortgage loans	1,537	0	0	0	1,537	0
Middle market loans	4,295	63	65	128	4,423	108
Other loans	362	0	0	0	362	0
Total	$10,558	$258	$408	$666	$11,224	$486
(1) As of December 31, 2024, there were no loans that were 90 days or more past due that continued to accrue interest.

For the three-month period ended September 30, 2025, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. For the nine-month period ended September 30, 2025, the Company recognized $1 million of interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. For the three- and nine-month periods ended September 30, 2024, the Company recognized no interest income for TREs, CMLs, MMLs, or other loans on nonaccrual status. Of these loans, TREs with an amortized cost of $45 million and $140 million had no credit loss allowance as of September 30, 2025 and December 31, 2024, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost. As of September 30, 2025 and December 31, 2024, MMLs with an amortized cost of $21 million and $5 million, respectively, were on nonaccrual status without an allowance for credit loss.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first nine months of 2025 and 2024. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any credit loss allowance recorded.

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

Three Months Ended September 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Middle Market Loans:
Term extension	$13	.3%	Term extension of 17 months on average
Principal forgiveness and term extension	9	.2	Reduction in the amortized cost basis of $6 million and term extension of 43 months on average
Principal forgiveness, term extension and interest rate reduction	13	.3	Reduction in the amortized cost basis of $5 million, term extension of 45 months on average and reduction in the weighted-average contractual interest rate from 10.5% to 9.5%.
(1) Net of allowance for credit losses

Three Months Ended September 30, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays	$123	2.3%	Delay in payments of 24 months on average
(1) Net of allowance for credit losses

Nine Months Ended September 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Term extension	$158	3.9%	Term extension of 20 months on average
Term extension and interest rate reduction	155	3.8	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 4.8% to 4.3%
Middle Market Loans:
Principal forgiveness	$6	.1%	Reduction in the amortized cost basis of $4 million
Term extension	46	1.1	Term extension of 9 months on average
Other-than-insignificant payment delays	28	.7	Delay in principal and interest payments of 36 months on average
Principal forgiveness and term extension	35	.8	Reduction in the amortized cost basis of $40 million and term extension of 33 months on average
Principal forgiveness, term extension and interest rate reduction	13	.3	Reduction in the amortized cost basis of $5 million, term extension of 45 months on average and reduction in the weighted-average contractual interest rate from 10.5% to 9.5%.
(1) Net of allowance for credit losses

Nine Months Ended September 30, 2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays	$198	3.8%	Delay in payments of 29 months on average
Other-than-insignificant payment delays and interest rate reduction	216	4.1	Delay in payments of 47 months on average and reduction in the weighted-average contractual interest rate from 7.9% to 6.6%
(1) Net of allowance for credit losses

The following tables present an aging of loans that received modifications in the 12 months preceding the period presented, at amortized cost.

	September 30, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$501	$0	$61	$61
Middle market loans	131	11	0	0
Total	$632	$11	$61	$61

	September 30, 2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$414	$0	$0	$0
Total	$414	$0	$0	$0

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of September 30, 2025 and 2024, and subsequently defaulted in the three- and nine-month periods ended September 30, 2025 and 2024, were immaterial.

As of September 30, 2025 and December 31, 2024, the Company had $14 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification.

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

The Company’s held-to-maturity portfolio includes Japan Government and Agency securities of $16.1 billion amortized cost as of September 30, 2025 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended September 30, 2025:
Balance at June 30, 2025	$(243)	$(12)	$(127)	$(17)	$(5)	$0	$(404)
(Addition to) release of allowance for credit losses	(28)	2	(25)	(2)	0	0	(53)
Writeoffs, net of recoveries	0	0	13	0	0	0	13
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2025	$(271)	$(10)	$(139)	$(19)	$(5)	$0	$(444)
Three Months Ended September 30, 2024:
Balance at June 30, 2024	$(123)	$(17)	$(98)	$(13)	$(5)	$0	$(256)
(Addition to) release of allowance for credit losses	(67)	(16)	(5)	(1)	0	0	(89)
Writeoffs, net of recoveries	39	3	0	0	0	0	42
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2024	$(151)	$(30)	$(103)	$(14)	$(5)	$0	$(303)
Nine Months Ended September 30, 2025:
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(Addition to) release of allowance for credit losses	(101)	4	(68)	(2)	0	0	(167)
Writeoffs, net of recoveries	29	0	69	0	0	0	98
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2025	$(271)	$(10)	$(139)	$(19)	$(5)	$0	$(444)
Nine Months Ended September 30, 2024:
Balance at December 31, 2023	$(112)	$(16)	$(146)	$(16)	$(5)	$0	$(295)
(Addition to) release of allowance for credit losses	(93)	(17)	(7)	2	0	0	(115)
Writeoffs, net of recoveries	54	3	50	0	0	0	107
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2024	$(151)	$(30)	$(103)	$(14)	$(5)	$0	$(303)

As of September 30, 2025, the Company identified TREs with an amortized cost of $136 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of September 30, 2025, the Company established a credit allowance of $42 million related to these loans.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2025	December 31, 2024
Other investments:
Policy loans	$217	$203
Short-term investments (1)	2,346	1,599
Limited partnerships (2)	3,961	3,435
Real estate owned	940	682
Other	31	39
Total other investments	$7,495	$5,958
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

REO consists of office buildings or other commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company’s TREs. As of September 30, 2025 and December 31, 2024, all REO was classified as held-and-used for the production of income, which is carried at cost less accumulated depreciation. Depreciation expense was $8 million and $4 million for the three-month periods and $21 million and $8 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Additionally, as of September 30, 2025 and December 31, 2024, accumulated depreciation was $35 million and $14 million, respectively.

The Company had $3.1 billion and $2.8 billion in outstanding commitments to fund investments in limited partnerships, which included $2.0 billion and $2.1 billion of unfunded commitments related to VIEs that are non-consolidated as of September 30, 2025 and December 31, 2024, respectively.

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

The following table presents the carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	September 30, 2025	December 31, 2024
Assets:
Fixed maturity securities, available-for-sale	$3,692	$3,428
Commercial mortgage and other loans	8,183	8,693
Other investments (1)	2,305	2,176
Other assets (2)	44	53
Total assets of consolidated VIEs	$14,224	$14,350
Liabilities:
Other liabilities (2)	$685	$604
Total liabilities of consolidated VIEs	$685	$604
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
Investments in Variable Interest Entities Not Consolidated

(In millions)	September 30, 2025	December 31, 2024
Assets:
Fixed maturity securities, available-for-sale	$6,891	$6,243
Other investments (1)	1,473	1,124
Total investments in VIEs not consolidated	$8,364	$7,367
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
	September 30, 2025				December 31, 2024
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,946	$2,361	$4,307	$0	$1,027	$1,027
Public utilities	39	0	0	39	34	0	34
Banks/financial institutions	186	0	0	186	193	0	193
Other corporate	897	0	0	897	783	0	783
Total borrowings	$1,122	$1,946	$2,361	$5,429	$1,010	$1,027	$2,037
Gross amount of recognized liabilities for securities lending transactions				$5,429			$2,037
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $1.6 billion and $3.0 billion at September 30, 2025 and December 31, 2024, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2025, and December 31, 2024, respectively.

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
•foreign currency swaps used to hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies in Aflac Japan's portfolio;
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

The Company enters into foreign currency swaps pursuant to which it exchanges an initial principal amount in one currency for an initial principal amount of another currency, with an agreement to re-exchange the principal amounts at a future date. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in the Company's Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. The Company also uses foreign currency swaps to economically hedge the foreign exchange rate risk on certain investments denominated in other foreign currencies in Aflac Japan's portfolio, as well as to economically convert certain of its U.S. dollar-denominated senior note and subordinated debenture principal and interest obligations into yen-denominated obligations.

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

	September 30, 2025			December 31, 2024
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$5	$18	$0	$6
Total cash flow hedges	18	0	5	18	0	6
Net investment hedge:
Foreign currency forwards	1,847	45	9	1,809	185	0
Total net investment hedge	1,847	45	9	1,809	185	0
Non-qualifying strategies:
Foreign currency swaps	49	0	0	450	2	0
Foreign currency swaps - VIE	3,041	44	680	3,042	53	598
Foreign currency forwards	693	1	9	0	0	0
Foreign currency options	25,000	1	0	24,195	0	0
Interest rate swaps	28,600	16	231	17,230	0	329
Total non-qualifying strategies	57,383	62	920	44,917	55	927
Total derivatives	$59,248	$107	$934	$46,744	$240	$933

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

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of September 30, 2025 and December 31, 2024; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Fixed maturity securities	$1,305	$1,294	$123	$137
(1) The balance includes hedging adjustment on discontinued hedging relationships of $123 in 2025 and $137 in 2024.

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2025 and 2024, respectively.

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

The Company uses foreign currency swaps to hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies in the Aflac Japan segment.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2025				2024
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(1)		$1	$(1)	$(1)		$2
Total cash flow hedges	(1)	(1)	(1)	1	(1)	(1)	(1)	2
Net investment hedge:
Non-derivative hedging instruments		0		151		0		(522)
Foreign currency forwards		23		54		43		(225)
Total net investment hedge		23		205		43		(747)
Non-qualifying strategies:
Foreign currency swaps - VIE		(115)				44
Foreign currency forwards		(16)				0
Foreign currency options		(10)				191
Interest rate swaps		(4)				159
Total non-qualifying strategies		(145)				394
Total	$(1)	$(123)		$206	$(1)	$436		$(745)
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2025, and $1 of losses during the three-month period ended September 30, 2024.

	Nine Months Ended September 30,
	2025				2024
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(3)		$4	$(1)	$(3)		$3
Total cash flow hedges	(1)	(3)	(1)	4	(1)	(3)	(1)	3
Net investment hedge:
Non-derivative hedging instruments		0		(228)		0		(21)
Foreign currency forwards		85		(171)		119		74
Total net investment hedge		85		(399)		119		53
Non-qualifying strategies:
Foreign currency swaps		0				2
Foreign currency swaps - VIE		(142)				(172)
Foreign currency forwards		(23)				17
Foreign currency options		(29)				9
Interest rate swaps		(33)				(26)
Total non-qualifying strategies		(227)				(170)
Total	$(1)	$(145)		$(395)	$(1)	$(54)		$56
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $3 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2025, and $3 of losses during the nine-month period ended September 30, 2024.

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

As of September 30, 2025, $1 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

As of September 30, 2025, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $851 million and $804 million as of September 30, 2025 and December 31, 2024, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2025, the Company estimates that it would be required to post a maximum of $629 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$47	$0	$47	$(10)	$0	$(30)	$7
OTC - cleared	16	0	16	(16)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	63	0	63	(26)	0	(30)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	44		44				44
Total derivative assets not subject to a master netting agreement or offsetting arrangement	44		44				44
Total derivative assets	107	0	107	(26)	0	(30)	51
Securities lending and similar arrangements	5,377	0	5,377	0	0	(5,377)	0
Total	$5,484	$0	$5,484	$(26)	$0	$(5,407)	$51

December 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$187	$0	$187	$0	$(45)	$(135)	$7
Total derivative assets subject to a master netting agreement or offsetting arrangement	187	0	187	0	(45)	(135)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	53		53				53
Total derivative assets not subject to a master netting agreement or offsetting arrangement	53		53				53
Total derivative assets	240	0	240	0	(45)	(135)	60
Securities lending and similar arrangements	2,001	0	2,001	0	0	(2,001)	0
Total	$2,241	$0	$2,241	$0	$(45)	$(2,136)	$60

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$18	$0	$18	$(10)	$(7)	$0	$1
OTC - cleared	231	0	231	(16)	(19)	(196)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	249	0	249	(26)	(26)	(196)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	685		685				685
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	685		685				685
Total derivative liabilities	934	0	934	(26)	(26)	(196)	686
Securities lending and similar arrangements	5,429	0	5,429	(5,377)	0	0	52
Total	$6,363	$0	$6,363	$(5,403)	$(26)	$(196)	$738

December 31, 2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - cleared	$329	$0	$329	$0	$0	$(329)	$0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	329	0	329	0	0	(329)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	604		604				604
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	604		604				604
Total derivative liabilities	933	0	933	0	0	(329)	604
Securities lending and similar arrangements	2,037	0	2,037	(2,001)	0	0	36
Total	$2,970	$0	$2,970	$(2,001)	$0	$(329)	$640

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

	September 30, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$15,854	$729	$0	$16,583
Municipalities	0	1,986	0	1,986
Mortgage- and asset-backed securities	0	2,116	2,246	4,362
Public utilities	0	6,624	806	7,430
Sovereign and supranational	0	403	22	425
Banks/financial institutions	0	9,710	9	9,719
Other corporate	0	26,608	163	26,771
Total fixed maturity securities	15,854	48,176	3,246	67,276
Equity securities	722	0	163	885
Other investments	2,346	0	0	2,346
Cash and cash equivalents	6,768	0	0	6,768
Other assets:
Foreign currency swaps	0	44	0	44
Foreign currency forwards	0	46	0	46
Foreign currency options	0	1	0	1
Interest rate swaps	0	16	0	16
Total other assets	0	107	0	107
Total assets	$25,690	$48,283	$3,409	$77,382
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$685	$0	$685
Foreign currency forwards	0	18	0	18
Interest rate swaps	0	231	0	231
Total liabilities	$0	$934	$0	$934

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$17,088	$758	$0	$17,846
Municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities	0	6,398	647	7,045
Sovereign and supranational	0	393	23	416
Banks/financial institutions	0	8,946	10	8,956
Other corporate	0	25,178	231	25,409
Total fixed maturity securities	17,088	46,114	2,067	65,269
Equity securities	639	0	157	796
Other investments	1,599	0	0	1,599
Cash and cash equivalents	6,229	0	0	6,229
Other assets:
Foreign currency swaps	0	55	0	55
Foreign currency forwards	0	185	0	185
Total other assets	0	240	0	240
Total assets	$25,555	$46,354	$2,224	$74,133
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$604	$0	$604
Interest rate swaps	0	329	0	329
Total liabilities	$0	$933	$0	$933

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$16,258	$15,925	$143	$0	$16,068
Municipalities	248	0	252	0	252
Public utilities	34	0	32	0	32
Sovereign and supranational	398	0	400	0	400
Other corporate	17	0	18	0	18
Commercial mortgage and other loans	10,137	0	0	10,013	10,013
Other investments (1)	31	0	31	0	31
Total assets	$27,123	$15,925	$876	$10,013	$26,814
Liabilities:
Other policyholders’ funds	$5,785	$0	$0	$5,711	$5,711
Notes payable (excluding leases)	8,598	0	7,451	717	8,168
Total liabilities	$14,383	$0	$7,451	$6,428	$13,879
(1) Excludes policy loans of $217, equity method investments of $3,961, and REO of $940, at carrying value

	December 31, 2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,309	$15,916	$143	$0	$16,059
Municipalities	235	0	257	0	257
Public utilities	32	0	33	0	33
Sovereign and supranational	374	0	405	0	405
Other corporate	16	0	18	0	18
Commercial mortgage and other loans	10,869	0	0	10,653	10,653
Other investments (1)	39	0	39	0	39
Total assets	$26,874	$15,916	$895	$10,653	$27,464
Liabilities:
Other policyholders’ funds	$5,460	$0	$0	$5,389	$5,389
Notes payable (excluding leases)	7,402	0	6,352	675	7,027
Total liabilities	$12,862	$0	$6,352	$6,064	$12,416
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,854	$409	$0	$16,263
Internal	0	320	0	320
Total government and agencies	15,854	729	0	16,583
Municipalities:
Third-party pricing vendor	0	1,749	0	1,749
Internal	0	237	0	237
Total municipalities	0	1,986	0	1,986
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,069	0	2,069
Internal	0	47	38	85
Broker/other	0	0	2,208	2,208
Total mortgage- and asset-backed securities	0	2,116	2,246	4,362
Public utilities:
Third-party pricing vendor	0	3,774	0	3,774
Internal	0	2,850	0	2,850
Broker/other	0	0	806	806
Total public utilities	0	6,624	806	7,430
Sovereign and supranational:
Third-party pricing vendor	0	80	0	80
Internal	0	323	0	323
Broker/other	0	0	22	22
Total sovereign and supranational	0	403	22	425
Banks/financial institutions:
Third-party pricing vendor	0	5,580	0	5,580
Internal	0	4,130	5	4,135
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,710	9	9,719
Other corporate:
Third-party pricing vendor	0	21,376	0	21,376
Internal	0	5,232	20	5,252
Broker/other	0	0	143	143
Total other corporate	0	26,608	163	26,771
Total securities available-for-sale	$15,854	$48,176	$3,246	$67,276
Equity securities, carried at fair value:
Third-party pricing vendor	$722	$0	$0	$722
Internal	0	0	25	25
Broker/other	0	0	138	138
Total equity securities	$722	$0	$163	$885

	September 30, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,925	$143	$0	$16,068
Total government and agencies	15,925	143	0	16,068
Municipalities:
Third-party pricing vendor	0	252	0	252
Total municipalities	0	252	0	252
Public utilities:
Third-party pricing vendor	0	32	0	32
Total public utilities	0	32	0	32
Sovereign and supranational:
Third-party pricing vendor	0	202	0	202
Internal	0	198	0	198
Total sovereign and supranational	0	400	0	400
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$15,925	$845	$0	$16,770

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,088	$446	$0	$17,534
Internal	0	312	0	312
Total government and agencies	17,088	758	0	17,846
Municipalities:
Third-party pricing vendor	0	1,791	0	1,791
Internal	0	243	0	243
Total municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,352	0	2,352
Internal	0	55	37	92
Broker/other	0	0	1,119	1,119
Total mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities:
Third-party pricing vendor	0	3,628	0	3,628
Internal	0	2,770	0	2,770
Broker/other	0	0	647	647
Total public utilities	0	6,398	647	7,045
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	315	0	315
Broker/other	0	0	23	23
Total sovereign and supranational	0	393	23	416
Banks/financial institutions:
Third-party pricing vendor	0	4,975	0	4,975
Internal	0	3,971	5	3,976
Broker/other	0	0	5	5
Total banks/financial institutions	0	8,946	10	8,956
Other corporate:
Third-party pricing vendor	0	20,051	0	20,051
Internal	0	5,127	116	5,243
Broker/other	0	0	115	115
Total other corporate	0	25,178	231	25,409
Total securities available-for-sale	$17,088	$46,114	$2,067	$65,269
Equity securities, carried at fair value:
Third-party pricing vendor	$639	$0	$0	$639
Internal	0	0	26	26
Broker/other	0	0	131	131
Total equity securities	$639	$0	$157	$796

	December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,916	$143	$0	$16,059
Total government and agencies	15,916	143	0	16,059
Municipalities:
Third-party pricing vendor	0	257	0	257
Total municipalities	0	257	0	257
Public utilities:
Third-party pricing vendor	0	33	0	33
Total public utilities	0	33	0	33
Sovereign and supranational:
Third-party pricing vendor	0	198	0	198
Internal	0	207	0	207
Total sovereign and supranational	0	405	0	405
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$15,916	$856	$0	$16,772

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended September 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,922	$792	$23	$9	$163	$167	$3,076
Net investment gains (losses) included in earnings	0	0	0	0	0	(4)	(4)
Unrealized gains (losses) included in other comprehensive income (loss)	6	9	(1)	0	0	0	14
Purchases, issuances, sales and settlements:
Purchases	208	9	0	0	0	1	218
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(65)	(4)	0	0	0	0	(69)
Transfers into Level 3	175	0	0	0	0	0	175
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$2,246	$806	$22	$9	$163	$163	$3,409
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$0

Three Months Ended September 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,213	$365	$25	$69	$384	$157	$2,213
Net investment gains (losses) included in earnings	1	0	0	0	0	2	3
Unrealized gains (losses) included in other comprehensive income (loss)	57	19	3	0	20	0	99
Purchases, issuances, sales and settlements:
Purchases	31	48	0	4	98	3	184
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(18)	(1)	0	(4)	(1)	0	(24)
Transfers into Level 3	15	139	0	0	5	0	159
Transfers out of Level 3	(90)	0	0	(59)	(132)	0	(281)
Balance, end of period	$1,209	$570	$28	$10	$374	$161	$2,352
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$6	$7

Nine Months Ended September 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	0	0	0	0	0	0	0
Unrealized gains (losses) included in other comprehensive income (loss)	36	29	1	(1)	4	0	69
Purchases, issuances, sales and settlements:
Purchases	817	167	0	0	24	8	1,016
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(2)	(2)
Settlements	(121)	(37)	(2)	0	(1)	0	(161)
Transfers into Level 3	358	0	0	0	0	0	358
Transfers out of Level 3	0	0	0	0	(95)	0	(95)
Balance, end of period	$2,246	$806	$22	$9	$163	$163	$3,409
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$4	$4

Nine Months Ended September 30, 2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	3	0	0	0	0	(5)	(2)
Unrealized gains (losses) included in other comprehensive income (loss)	48	8	0	(9)	16	0	63
Purchases, issuances, sales and settlements:
Purchases	338	147	0	9	193	3	690
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(67)	(26)	(2)	(9)	(4)	(84)	(192)
Transfers into Level 3	205	421	0	0	5	0	631
Transfers out of Level 3	(90)	(233)	0	(59)	(484)	0	(866)
Balance, end of period	$1,209	$570	$28	$10	$374	$161	$2,352
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$3	$0	$0	$0	$0	$0	$3

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2025
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$2,246	Consensus pricing	Offered quotes	89.64	-	106.78	(a)	100.52
Public utilities	806	Discounted cash flow	Credit spreads	100 bps	-	394 bps	(c)	166 bps
Sovereign and supranational	22	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	9	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	163	Discounted cash flow	Credit spreads	75 bps	-	384 bps	(c)	217 bps
Equity securities	163	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$3,409
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

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	September 30, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	256	67	24	2	98	91	116	63	9	70	0	796
Amortization expense	(143)	(75)	(25)	(2)	(107)	(91)	(116)	(58)	(9)	(29)	0	(655)
Foreign currency translation and other	172	115	28	2	0	0	0	0	0	0	0	317
Balance at September 30, 2025	$3,061	$1,940	$468	$54	$906	$636	$1,348	$457	$86	$260	$0	$9,216

	December 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2023	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	300	103	36	4	141	129	165	89	12	77	0	1,056
Amortization expense	(184)	(100)	(34)	(3)	(143)	(118)	(153)	(73)	(12)	(30)	(1)	(851)
Foreign currency translation and other	(311)	(211)	(52)	(5)	0	0	0	0	0	0	0	(579)
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758

The Company uses the following constant level bases to amortize deferred policy acquisition costs:

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for face amount and insurance in force, respectively. Future DAC amortization is impacted by persistency.

There were no changes to the inputs, judgments or methods used to determine amortization amounts during the nine-month periods ended September 30, 2025 and 2024. The Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits during the nine-month periods ended September 30, 2025 and 2024. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

	September 30, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	(661)	136	(40)	5	18	(22)	(163)	(8)	(10)	(5)	386
Effect of actual variances from expected experience	(277)	(83)	(40)	(7)	24	1	8	17	(8)	(27)	70
Adjusted beginning of period balance	13,070	11,898	5,004	862	2,729	1,705	4,185	1,230	191	944	1,280
Issuances	836	204	277	7	235	273	404	171	38	182	402
Interest accrual	276	221	84	12	83	51	133	37	7	31	48
Net premiums collected (1)	(1,054)	(818)	(608)	(72)	(365)	(301)	(442)	(190)	(29)	(128)	(93)
Foreign currency translation	879	744	318	54	0	0	0	0	0	0	0
Other	(2)	(1)	0	0	(5)	(4)	(5)	(3)	0	(3)	(25)
Ending balance at original discount rate	14,005	12,248	5,075	863	2,677	1,724	4,275	1,245	207	1,026	1,612
Effect of changes in discount rate assumptions	(716)	(903)	(156)	(61)	(113)	(44)	(293)	(61)	(6)	(32)	116
Balance at September 30, 2025	$13,289	$11,345	$4,919	$802	$2,564	$1,680	$3,982	$1,184	$201	$994	$1,728
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	(1,130)	108	(102)	75	47	(46)	(219)	(4)	(15)	(17)	399
Effect of actual variances from expected experience	(311)	(101)	(40)	(14)	22	(13)	(3)	12	(10)	(41)	69
Adjusted beginning of period balance	36,415	21,964	26,188	4,826	3,455	2,407	11,791	2,081	452	2,068	1,761
Issuances	849	209	282	11	240	284	418	176	39	188	405
Interest accrual	986	425	431	69	103	74	387	65	15	65	66
Benefit payments	(2,046)	(781)	(1,366)	(165)	(398)	(356)	(736)	(236)	(45)	(82)	(148)
Foreign currency translation	2,370	1,372	1,648	296	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	38,574	23,189	27,183	5,037	3,400	2,409	11,860	2,086	461	2,239	2,084
Effect of changes in discount rate assumptions	(313)	(3,798)	(4,425)	(1,012)	(165)	(68)	(929)	(114)	(20)	(207)	125
Balance at September 30, 2025	38,261	19,391	22,758	4,025	3,235	2,341	10,931	1,972	441	2,032	2,209
Net liability for future policy benefits	24,972	8,046	17,839	3,223	671	661	6,949	788	240	1,038	481
Less: reinsurance recoverable	4,840	1,165	0	0	0	0	0	0	0	23	14
Net liability for future policy benefits after reinsurance recoverable	$20,132	$6,881	$17,839	$3,223	$671	$661	$6,949	$788	$240	$1,015	$467
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	(625)	(154)	(190)	(19)	65	(47)	(106)	(21)	(17)	(5)	(8)
Effect of actual variances from expected experience	(71)	(164)	(97)	(14)	66	12	(100)	21	(12)	(29)	13
Adjusted beginning of period balance	15,756	13,722	5,971	1,036	2,761	1,703	4,210	1,193	188	875	277
Issuances	983	361	478	16	307	364	543	231	52	226	592
Interest accrual	378	302	110	17	106	66	173	46	9	37	25
Net premiums collected (1)	(1,453)	(1,135)	(862)	(101)	(479)	(401)	(578)	(244)	(39)	(157)	(53)
Foreign currency translation	(1,655)	(1,405)	(613)	(104)	0	0	0	0	0	0	0
Other	(1)	0	0	0	(8)	(6)	(8)	(5)	(1)	(5)	(17)
Ending balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in discount rate assumptions	176	(28)	72	(18)	(190)	(91)	(439)	(99)	(13)	(67)	2
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	(815)	(228)	(302)	(7)	109	(73)	(112)	(31)	(28)	(3)	(12)
Effect of actual variances from expected experience	(117)	(193)	(110)	(24)	91	(16)	(144)	21	(16)	(43)	(7)
Adjusted beginning of period balance	42,694	24,602	29,844	5,413	3,502	2,452	11,864	2,066	462	1,925	750
Issuances	1,004	373	488	22	311	381	559	237	55	231	597
Interest accrual	1,356	570	582	93	133	98	515	84	20	78	50
Benefit payments	(2,773)	(1,033)	(1,510)	(208)	(560)	(465)	(925)	(314)	(60)	(108)	(104)
Foreign currency translation	(4,425)	(2,555)	(3,074)	(555)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in discount rate assumptions	2,925	(1,351)	(2,065)	(540)	(259)	(136)	(1,312)	(176)	(36)	(279)	(5)
Balance at December 31, 2024	40,781	20,606	24,265	4,225	3,127	2,330	10,701	1,897	441	1,847	1,288
Net liability for future policy benefits	26,597	8,789	19,109	3,379	630	695	6,800	775	245	938	462
Less: reinsurance recoverable	5,085	1,245	0	0	0	0	0	0	0	18	0
Net liability for future policy benefits after reinsurance recoverable	$21,512	$7,544	$19,109	$3,379	$630	$695	$6,800	$775	$245	$920	$462
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

September 30, 2025
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.8%	2.5%	2.1%	1.8%	4.1%	4.3%	4.5%	4.5%	4.3%	3.9%	5.5%
Weighted-average interest, current discount rate (1)	2.9%	3.5%	2.7%	3.2%	5.2%	5.0%	5.4%	5.3%	5.2%	5.3%	5.4%
Weighted-average liability duration (years)	12.4	23.1	16.3	16.3	7.8	5.6	10.9	9.0	7.6	13.5	8.8
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

(In millions)	September 30, 2025	December 31, 2024
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$24,972	$26,597
Medical and other health	8,046	8,789
Life insurance	17,839	19,109
Other	3,223	3,379
Aflac U.S.
Accident	671	630
Disability	661	695
Critical care	6,949	6,800
Hospital indemnity	788	775
Dental/vision	240	245
Life insurance	1,038	938
Other	481	462
Corporate and other	4,751	5,072
Deferred profit liability	2,135	1,844
Deferred reinsurance gain liability	834	806
Intercompany eliminations (1)	(5,485)	(5,760)
Total	$67,143	$70,381
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

There were no changes to the methods used to determine the discount rates during the nine-month periods ended September 30, 2025 and 2024.

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
For the three- and nine-month periods ended September 30, 2025 and 2024, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience. There were no changes to the inputs, judgments or methods used in measuring the liability for future policy benefits during the nine-month periods ended September 30, 2025 and 2024.
The Company performs an annual review of its assumptions during the third quarter. In 2025, the Company's annual assumption review process resulted in favorable changes largely due to favorable morbidity assumptions in Japan and favorable morbidity and termination assumptions in the U.S. In 2024, the Company's annual assumption review process resulted in favorable changes largely due to reflecting more favorable Japan morbidity experience.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net earned premiums:
Aflac Japan
Cancer	$850	$885	$2,574	$2,595
Medical and other health	535	577	1,621	1,752
Life insurance	281	251	925	906
Other	34	35	99	104
Aflac U.S.
Accident	305	314	925	955
Disability	349	333	1,055	998
Critical care	439	439	1,323	1,324
Hospital indemnity	181	181	548	548
Dental/vision	52	54	153	159
Life insurance	171	141	510	420
Other	53	29	143	75
Corporate and other	214	160	618	479
Reinsurance ceded	(92)	(71)	(271)	(206)
Total	$3,372	$3,328	$10,223	$10,109

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest expense:
Aflac Japan
Cancer	$236	$257	$710	$740
Medical and other health	69	71	204	202
Life insurance	117	123	347	355
Other	19	20	57	57
Aflac U.S.
Accident	7	7	20	20
Disability	8	9	23	25
Critical care	84	85	254	256
Hospital indemnity	9	10	28	29
Dental/vision	2	3	8	9
Life insurance	11	11	34	31
Other	6	7	18	20
Total	$568	$603	$1,703	$1,744

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

	September 30, 2025		December 31, 2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$55,514	$58,013	$51,712	$56,881
Medical and other health	34,838	36,969	33,250	34,864
Life insurance	11,332	39,259	10,915	37,520
Other	1,451	6,809	1,477	6,479
Aflac U.S.
Accident	8,682	4,727	8,862	4,687
Disability	5,720	3,039	5,727	3,094
Critical care	19,350	20,051	19,624	20,340
Hospital indemnity	4,819	3,043	4,859	3,017
Dental/vision	1,091	660	1,118	679
Life insurance	3,239	3,840	2,966	3,559
Other	3,066	3,713	2,143	2,273
Total	$149,102	$180,123	$142,653	$173,393

	September 30, 2025		December 31, 2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$40,078	$38,261	$40,170	$40,781
Medical and other health	24,387	19,391	25,171	20,606
Life insurance	9,268	22,758	9,367	24,265
Other	1,122	4,025	1,204	4,225
Aflac U.S.
Accident	6,097	3,235	6,057	3,127
Disability	4,495	2,341	4,404	2,330
Critical care	12,138	10,931	11,900	10,701
Hospital indemnity	3,390	1,972	3,312	1,897
Dental/vision	762	441	761	441
Life insurance	2,298	2,032	2,050	1,847
Other	1,867	2,209	1,290	1,288
Total	$105,902	$107,596	$105,686	$111,508

Loss expense as a result of NPR capping for the three- and nine-month periods ended September 30, 2025 and 2024 was immaterial.

Other Policyholders' Funds

As of September 30, 2025 and December 31, 2024, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	September 30, 2025	December 31, 2024
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,221	$5,939
Premiums received	78	104
Transfers from WAYS conversions	243	249
Surrenders and withdrawals	(50)	(58)
Benefit payments	(404)	(446)
Interest credited	39	49
Foreign currency translation and other	328	(616)
Fixed annuities account balance, end of period	5,455	5,221
Other deposit type reserves	330	239
Total	$5,785	$5,460
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	September 30, 2025			December 31, 2024
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,455	$5,381	0.5% - 2.2%	$5,221	$5,150
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at September 30, 2025 and December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Earned premiums:
Direct	$3,413	$3,360	$10,371	$10,194
Ceded	(92)	(71)	(271)	(206)
Assumed	51	39	123	121
Net earned premiums	$3,372	$3,328	$10,223	$10,109

Benefits and claims, excluding reserve remeasurement:
Direct	$2,051	$2,024	$6,179	$6,101
Ceded	(57)	(36)	(177)	(104)
Assumed	22	15	47	45
Benefits and claims, excluding reserve remeasurement	2,016	2,003	6,049	6,042
Reserve remeasurement (gains) losses:
Direct	(570)	(407)	(648)	(515)
Ceded	(10)	(1)	(10)	0
Reserve remeasurement (gains) losses	(580)	(408)	(658)	(515)
Total benefits and claims, net	$1,436	$1,595	$5,391	$5,527

The Company has recorded a deferred reinsurance gain liability related to reinsurance transactions which represents ceded reserves in excess of consideration paid, or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $148 million and $146 million as of September 30, 2025 and December 31, 2024, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized into income over the expected lives of the policies.

The Company has also recorded a reinsurance recoverable for reinsurance transactions. The reinsurance recoverable, which is included in other assets in the consolidated balance sheets, is reported net of allowance for credit losses and had a remaining balance of $172 million and $163 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the allowance for credit losses related to the Company's reinsurance recoverable balance was $4 million. The credit allowance for the reinsurance recoverable balance is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s significant reinsurance counterparties. The Company uses external credit ratings focused on these reinsurers' financial strength and credit worthiness. As of September 30, 2025, the Company's significant reinsurance counterparties were rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by ALIJ. The inter-segment amounts associated with these internal reinsurance transactions are eliminated in consolidation.

For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.
9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2025	December 31, 2024
1.125% senior sustainability notes due March 2026	$399	$399
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	995	994
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes paid September 2025 (principal amount ¥12.4 billion)	0	79
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	402	378
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	87	81
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	224	211
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	84	79
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	89	84
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	196	184
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	234	0
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	187	176
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	201	189
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	62	58
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	138	130
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	122	0
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	141	133
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	157	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	80	76
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	101	95
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	52	48
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	122	115
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	65	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	71	66
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	257	0
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	64	0
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	99	94
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	67	63
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	43	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	59	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	110	103
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	42	39
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	78	0
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	47	0
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	67	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	38	35
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	47	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	399	375
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	133	125
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	80	75
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	201	188
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	130	122
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.05% in 2025 and .84% in 2024, principal amount ¥11.7 billion)	78	74
Variable interest rate loan due August 2029 (1.15% in 2025 and .94% in 2024, principal amount ¥25.3 billion)	170	160
Variable interest rate loan due August 2032 (1.30% in 2025 and 1.09% in 2024, principal amount ¥70.0 billion)	469	441
Finance lease obligations payable through 2030	4	5
Operating lease obligations payable through 2049	83	91
Total notes payable and lease obligations	$8,685	$7,498
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In September 2025, the Parent Company extinguished ¥12.4 billion of .300% senior notes upon their maturity.
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
Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $56 million and $49 million for the three-month periods and $157 million and $145 million for the nine-month periods ended September 30, 2025 and 2024, respectively.
Senior Note Facility Agreements
In August 2025, the Parent Company entered into two separate facility agreements: a 10-year facility agreement (2035 Facility Agreement) with a Delaware trust (2035 Trust) and a 30-year facility agreement (2055 Facility Agreement) with a Delaware trust (2055 Trust). In connection with these transactions, the trusts issued and sold pre-capitalized trust securities in private placements and invested the proceeds in a portfolio of principal and/or interest strips of U.S. Treasury securities (the Strips). These trusts are an off-balance sheet funding arrangement.
The 2035 Facility Agreement provides the Parent Company the right to issue and sell to the 2035 Trust from time to time up to $1.0 billion of 5.251% senior notes due August 2035 in exchange for a corresponding amount of the Strips held by the 2035 Trust. In return, the Parent Company agreed to pay a semi-annual facility fee to the 2035 Trust at a rate of 0.9875% per annum applied to the unexercised amount of senior notes that the Parent Company could issue and sell to the 2035 Trust.
The 2055 Facility Agreement provides the Parent Company the right to issue and sell to the 2055 Trust from time to time up to $1.0 billion of 5.991% senior notes due August 2055 in exchange for a corresponding amount of the Strips held by the 2055 Trust. In return, the Parent Company agreed to pay a semi-annual facility fee to the 2055 Trust at a rate of 1.1218% per annum applied to the unexercised amount of senior notes that the Parent Company could issue and sell to the 2055 Trust.
The Parent Company can redeem the senior notes at any time, in whole or in part, by returning the Strips to the trusts or by delivering cash at a redemption price equal to the greater of the principal amount or a make-whole redemption price, in each case plus accrued and unpaid interest to, but excluding, the date of redemption. As of September 30, 2025, the Parent Company had no senior note issuances under these facility agreements.

A summary of the Company's lines of credit as of September 30, 2025 follows:

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
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2025. No events of default or defaults occurred during the nine-month period ended September 30, 2025.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

10.    SHAREHOLDERS’ EQUITY
Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2025	2024
Common stock - issued:
Balance, beginning of period	1,356,763	1,355,398
Exercise of stock options and issuance of restricted shares	1,078	1,294
Balance, end of period	1,357,841	1,356,692
Treasury stock:
Balance, beginning of period	806,799	776,919
Purchases of treasury stock:
Share repurchase program	25,744	23,446
Other	407	491
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(537)	(594)
Exercise of stock options	(57)	(99)
Other	(225)	(188)
Balance, end of period	832,131	799,975
Shares outstanding, end of period	525,710	556,717

Share Repurchase Program: During the first nine months of 2025, the Company repurchased 25.7 million shares of its common stock for $2.7 billion as part of its share repurchase program. During the first nine months of 2024, the Company repurchased 23.4 million shares of its common stock for $2.1 billion as part of its share repurchase program. In August 2025, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of September 30, 2025, a remaining balance of 121.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Anti-dilutive share-based awards	1	0	1	23

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2025	$(4,282)	$(1,828)	$(17)	$5,594	$42	$(491)
Other comprehensive income (loss) before reclassification	(222)	152	0	1,238	0	1,168
Amounts reclassified from accumulated other comprehensive income (loss)	0	(25)	1	0	0	(24)
Net current-period other comprehensive income (loss)	(222)	127	1	1,238	0	1,144
Balance at September 30, 2025	$(4,504)	$(1,701)	$(16)	$6,832	$42	$653
All amounts in the table above are net of tax.

Three Months Ended September 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2024	$(5,091)	$401	$(22)	$1,425	$(5)	$(3,292)
Other comprehensive income (loss) before reclassification	952	198	1	(1,492)	(3)	(344)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(42)	1	0	0	(41)
Net current-period other comprehensive income (loss)	952	156	2	(1,492)	(3)	(385)
Balance at September 30, 2024	$(4,139)	$557	$(20)	$(67)	$(8)	$(3,677)
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	494	(1,679)	2	4,826	32	3,675
Amounts reclassified from accumulated other comprehensive income (loss)	0	(46)	2	0	0	(44)
Net current-period other comprehensive income (loss)	494	(1,725)	4	4,826	32	3,631
Balance at September 30, 2025	$(4,504)	$(1,701)	$(16)	$6,832	$42	$653
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(70)	(368)	0	2,493	1	2,056
Amounts reclassified from accumulated other comprehensive income (loss)	0	(214)	2	0	(1)	(213)
Net current-period other comprehensive income (loss)	(70)	(582)	2	2,493	0	1,843
Balance at September 30, 2024	$(4,139)	$557	$(20)	$(67)	$(8)	$(3,677)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2025
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$32	Net investment gains (losses)
	(7)	Tax (expense) or benefit(1)
	$25	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$24	Net of tax
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

(In millions)	Nine Months Ended September 30, 2025
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$58	Net investment gains (losses)
	(12)	Tax (expense) or benefit(1)
	$46	Net of tax
Unrealized gains (losses) on derivatives	$(3)	Net investment gains (losses)
	1	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$44	Net of tax
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

11.    SHARE-BASED COMPENSATION
As of September 30, 2025, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (As Amended and Restated February 14, 2017), as further amended on August 9, 2022 (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), stock appreciation rights, restricted stock and restricted stock units. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2025, approximately 32.6 million shares were available for future grants under this plan.

The ISOs, NQSOs and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. The share-based awards vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to the Company's financial performance. As of September 30, 2025, the only performance-based awards issued and outstanding were restricted stock awards and units. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2025.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	392	1.4	$30	$35.61
Exercisable	392	1.4	30	35.61

The Company received cash from the exercise of stock options in the amount of $7 million and $11 million during the first nine months of 2025 and 2024, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $31 million in the first nine months of 2025, compared with $28 million in the first nine months of 2024.

As of September 30, 2025, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $33 million, of which $15 million (1.6 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2025.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2024	2,099	$73.65
Granted in 2025	1,124	104.48
Canceled in 2025	(73)	78.12
Vested in 2025	(1,283)	68.67
Restricted stock at September 30, 2025	1,867	$86.09

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $4 million and $3 million for the three-month periods and $64 million and $7 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4	$3	$0	$0	$0	$0
Interest cost	2	2	3	9	1	1
Expected return on plan assets	(2)	(2)	0	(7)	0	0
Amortization of net actuarial (gain) loss	0	0	0	0	0	0
Settlement (gain) loss	0	0	0	0	0	0
Net periodic benefit cost (credit)	$4	$3	$3	$2	$1	$1

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$10	$10	$0	$0	$0	$0
Interest cost	6	6	13	28	1	1
Expected return on plan assets	(6)	(5)	(5)	(22)	0	0
Amortization of net actuarial (gain) loss	0	0	(1)	(1)	1	0
Settlement (gain) loss	0	0	55	0	0	0
Net periodic benefit cost (credit)	$10	$11	$62	$5	$2	$1

During the nine months ended September 30, 2025, Aflac Japan contributed approximately $19 million (using the weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2025) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

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

Cyber Incident

As previously disclosed, the Company identified an incident involving unauthorized access to its network in the U.S. on June 12, 2025. The Company promptly initiated its cybersecurity incident response protocols and continues to believe it contained the intrusion within hours. The Company is still in the process of validating the extent and nature of the files that were involved in the incident and the Company believes that the potential amount of loss cannot be reasonably estimated at this time. The Company's systems were not affected by ransomware, and the Company continues to serve its policyholders and underwrite policies, review claims, and otherwise service customers as usual.

Outsourcing Agreements and Other Commitments

In May 2025, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥10.1 billion ($68 million using the September 30, 2025 exchange rate).

In February 2025, the Company renewed an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥8.6 billion ($58 million using the September 30, 2025 exchange rate).

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

Guaranty fund assessments for the three- and nine-month periods ended September 30, 2025 and 2024 were immaterial.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the nine-month periods ended September 30, 2025 and 2024, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $4.7 billion in the third quarter of 2025, compared with $2.9 billion in the third quarter of 2024, primarily due to net investment gains of $275 million in the third quarter of 2025 compared with net investment losses of $1.4 billion in the third quarter of 2024. Net earnings were $1.6 billion, or $3.08 per diluted share, in the third quarter of 2025, compared with $(93) million, or $(.17) per diluted share, in the third quarter of 2024.
Total revenues were $12.3 billion in the first nine months of 2025, compared with $13.5 billion in the first nine months of 2024, primarily due to net investment losses of $1.1 billion in the first nine months of 2025 compared with net investment gains of $239 million in the first nine months of 2024. Net earnings were $2.3 billion, or $4.21 per diluted share, in the first nine months of 2025, compared with $3.5 billion, or $6.23 per diluted share, in the first nine months of 2024.
Net earnings in the third quarter of 2025 included net investment gains of $275 million, compared with net investment losses of $1.4 billion in the third quarter of 2024. Net investment gains in the third quarter of 2025 included $285 million of net gains from certain derivative and foreign currency gains or losses; $33 million of net gains from sales and redemptions; a $10 million gain from an increase in the fair value of equity securities; offset by an increase in credit loss allowances of $53 million.
Net earnings in the first nine months of 2025 included net investment losses of $1.1 billion, compared with net investment gains of $239 million in the first nine months of 2024. Net investment losses in the first nine months of 2025 included $1.1 billion of net losses from certain derivative and foreign currency gains or losses; an increase in credit loss allowances of $166 million and $6 million of impairments; offset by $71 million of net gains from sales and redemptions and a $47 million gain from an increase in the fair value of equity securities.
The average yen/dollar exchange rate(1) for the three-month period ended September 30, 2025 was 147.68, or .2% stronger than the average yen/dollar exchange rate(1) of 147.95 for the same period in 2024. The average yen/dollar exchange rate(1) for the nine-month period ended September 30, 2025 was 148.03, or 1.7% stronger than the average yen/dollar exchange rate(1) of 150.60 for the same period in 2024.
Adjusted earnings(2) in the third quarter of 2025 were $1.3 billion, or $2.49 per diluted share, compared with $1.2 billion, or $2.16 per diluted share in the third quarter of 2024. The slightly stronger yen/dollar exchange rate did not impact adjusted earnings per diluted share. Adjusted earnings(2) in the first nine months of 2025 were $3.2 billion, or $5.92 per diluted share, compared with $3.2 billion, or $5.64 per diluted share, in the first nine months of 2024. The stronger yen/dollar exchange rate positively impacted adjusted earnings per diluted share by $.03.
In the first nine months of 2025, Aflac Incorporated repurchased $2.7 billion, or 25.7 million of its common shares. At September 30, 2025, the Company had 121.6 million remaining shares authorized for repurchase.
Shareholders’ equity was $28.7 billion, or $54.57 per share, at September 30, 2025, compared with $26.1 billion, or $47.45 per share, at December 31, 2024. Shareholders’ equity at September 30, 2025 included a cumulative increase of $6.8 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $2.0 billion at December 31, 2024, and a net unrealized loss on investment securities and derivatives of $1.7 billion, compared with a net unrealized gain of $4 million at December 31, 2024. Shareholders’ equity at September 30, 2025 also included an unrealized foreign currency translation loss of $4.5 billion, compared with an unrealized foreign currency translation loss of $5.0 billion at December 31, 2024. The annualized return on average shareholders’ equity in the third quarter of 2025 was 23.5%.
Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $28.0 billion, or $53.33 per share, at September 30, 2025, compared with $29.1 billion, or $52.87 per share, at December 31, 2024. Adjusted book value excluding foreign currency remeasurement(2) was $24.4 billion, or $46.35 per share, at September 30, 2025, compared with $23.4 billion, or $42.46 per share, at December 31, 2024. The annualized adjusted return on equity (ROE) excluding foreign currency remeasurement(2) in the third quarter of 2025 was 22.1%.
Cyber Incident
As previously disclosed, the Company identified an incident involving unauthorized access to its network in the U.S. on June 12, 2025. The Company promptly initiated its cybersecurity incident response protocols and continues to believe it contained the intrusion within hours. The Company's systems were not affected by ransomware, and the Company continues to serve its policyholders and underwrite policies, review claims, and otherwise service customers as usual. The Company also remains engaged with leading third-party cybersecurity experts to support the Company’s response to the incident.
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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Net earnings	$1,639	$(93)	$3.08	$(.17)	$2,267	$3,541	$4.21	$6.23
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(335)	1,347	(.63)	2.40	966	(411)	1.79	(.72)
Other and non-recurring (income) loss	1	0	.00	.00	54	1	.10	.00
Income tax (benefit) expense on items excluded from adjusted earnings	22	(43)	.04	(.08)	(97)	76	(.18)	.13
Adjusted earnings	1,327	1,211	2.49	2.16	3,190	3,207	5.92	5.64
Current period foreign currency impact (2)	(1)	N/A	.00	N/A	(16)	N/A	(.03)	N/A
Adjusted earnings excluding current period foreign currency impact	$1,326	$1,211	$2.49	$2.16	$3,174	$3,207	$5.89	$5.64
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

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net investment (gains) losses	$(275)	$1,408	$1,109	$(239)
Items impacting net investment (gains) losses:
Amortized hedge costs	(13)	(7)	(31)	(19)
Amortized hedge income	20	25	80	87
Net interest income (expense) from derivatives associated with certain investment strategies	(66)	(88)	(195)	(265)
Impact of interest from derivatives associated with notes payable	(1)	8	3	25
Adjusted net investment (gains) losses	$(335)	$1,347	$966	$(411)

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
•foreign currency swaps used to hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies in Aflac Japan's portfolio;
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

In recent periods, the Japanese yen has weakened against the U.S. dollar; however, the yen strengthened against the U.S. dollar during the first nine months of 2025. Although the Company is unable to predict the timing or extent of future movements of the Japanese yen/U.S. dollar foreign exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Item 1A. Risk Factors of the 2024 Annual Report for more information.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 17.8% for the three-month period ended September 30, 2025, compared with 201.8% for the same period in 2024. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 23.4% for the nine-month period ended September 30, 2025, compared with 17.3% for the same period in 2024. The combined effective tax rate differs from the U.S. statutory rate primarily due to the exclusion of foreign currency translation gains and losses on certain Aflac Japan U.S. dollar-denominated investments held in the Delaware Statutory Trust and the impact of historic and solar tax credits.

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

(In millions, except for share and per-share amounts)	September 30, 2025	December 31, 2024
U.S. GAAP book value	$28,688	$26,098
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,504)	(4,998)
Unrealized gains (losses) on securities and derivatives	(1,717)	4
Effect of changes in discount rate assumptions	6,832	2,006
Pension liability adjustment	42	10
Total accumulated other comprehensive income	653	(2,978)
Adjusted book value	28,035	29,076
Foreign currency remeasurement gains (losses)	3,666	5,725
Adjusted book value excluding foreign currency remeasurement	24,369	23,351

Number of shares outstanding at end of period	525,710	549,964

U.S. GAAP book value per common share	$54.57	$47.45
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(8.57)	(9.09)
Unrealized gains (losses) on securities and derivatives per common share	(3.27)	.01
Effect of changes in discount rate assumptions per common share	13.00	3.65
Pension liability adjustment per common share	.08	.02
Total accumulated other comprehensive income per common share	1.24	(5.41)
Adjusted book value per common share	53.33	52.87
Foreign currency remeasurement gains (losses) per common share	6.97	10.41
Adjusted book value excluding foreign currency remeasurement per common share	46.35	42.46

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended September 30,
	2025	2024
U.S. GAAP return on equity - net earnings (1)	23.5%	(1.5)%
Impact of excluding unrealized foreign currency translation gains (losses)	(5.4)	.3
Impact of excluding unrealized gains (losses) on securities and derivatives	(2.2)	.0
Impact of excluding effect of changes in discount rate assumptions	7.7	.0
Impact of excluding pension liability adjustment	.1	.0
Impact of excluding accumulated other comprehensive income	.1	.2
U.S. GAAP return on equity less accumulated other comprehensive income	23.5	(1.3)
Differences between adjusted earnings and net earnings (2)	(4.5)	18.0
Adjusted return on equity - reported	19.1	16.7
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	3.0	3.5
Adjusted return on equity excluding foreign currency remeasurement	22.1	20.2
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
Aflac Japan Summary of Operating Results

	In Dollars				In Yen
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars and billions of yen)	2025	2024	2025	2024	2025	2024	2025	2024
Net earned premiums (1)	$1,663	$1,709	$5,105	$5,241	¥245	¥255	¥756	¥793
Net investment income: (2)
Yen-denominated investment income	217	215	687	673	32	32	102	102
U.S. dollar-denominated investment income	461	453	1,294	1,382	68	68	191	209
Net investment income	678	668	1,981	2,055	100	100	293	311
Amortized hedge costs	13	7	31	19	2	1	5	3
Adjusted net investment income	665	662	1,950	2,036	98	99	288	309
Other income (loss)	7	7	24	20	1	1	4	3
Total adjusted revenues	2,335	2,378	7,079	7,297	344	355	1,048	1,104
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,130	1,197	3,446	3,614	167	179	511	547
Reserve remeasurement (gains) losses	(474)	(369)	(513)	(421)	(71)	(54)	(76)	(61)
Total benefits and claims, net	656	828	2,933	3,193	96	126	434	485
Adjusted expenses:
Amortization of deferred policy acquisition costs	81	82	245	242	12	12	36	37
Insurance commissions	111	110	328	330	16	16	49	50
Insurance and other expenses	271	285	845	785	40	42	125	119
Total adjusted expenses	463	477	1,418	1,357	68	71	210	205
Total benefits and adjusted expenses	1,119	1,305	4,351	4,550	165	197	644	690
Pretax adjusted earnings	$1,216	$1,073	$2,728	$2,747	¥180	¥159	¥404	¥414
Weighted-average yen/dollar exchange rate	147.68	147.95	148.03	150.60	—	—	—	—
Percentage change over previous period:
Net earned premiums	(2.7)%	(13.4)%	(2.6)%	(15.6)%	(4.0)%	(10.5)%	(4.6)%	(7.4)%
Adjusted net investment income	.5	(2.5)	(4.2)	5.7	(.9)	.1	(6.5)	15.2
Total adjusted revenues	(1.8)	(10.6)	(3.0)	(10.6)	(3.1)	(7.8)	(5.1)	(2.0)
Total benefits and claims, net	(20.8)	(35.6)	(8.1)	(22.1)	(23.2)	(32.4)	(10.5)	(14.0)
Total adjusted expenses	(2.9)	(5.7)	4.5	(14.4)	(3.9)	(2.8)	2.4	(6.2)
Pretax adjusted earnings	13.3	23.5	(.7)	10.8	13.1	25.5	(2.4)	20.3
(1) Includes a gain (loss) of $(55) and $(75) for the three-month periods and $(55) and $(80) for the nine-month periods ended September 30, 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(59) and $(79) for the three-month periods and $(176) and $(237) for the nine-month periods ended September 30, 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended September 30, 2025, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥7 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and approximately ¥4 billion from limited-pay products reaching premium paid-up status. Net earned premiums also reflect a remeasurement loss of approximately ¥8 billion related to assumption updates of the deferred profit liability for limited-payment contracts in the third quarter of 2025, compared to a loss of approximately ¥11 billion in 2024.
•Adjusted net investment income was relatively flat.
•Total adjusted revenues decreased primarily due to the decrease in net earned premiums.
•Total benefits and claims decreased primarily due to approximately ¥68 billion of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of approximately ¥50 billion in the third quarter of 2024, as well as the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Total adjusted expenses decreased primarily due to the impact of the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and an increase in the capitalization of deferred policy acquisition costs resulting from higher sales.
•Pretax adjusted earnings increased primarily due to the decrease in total benefits and claims, partially offset by the decrease in total adjusted revenues.

For the nine-month period ended September 30, 2025, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥21 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and approximately ¥11 billion from limited-pay products reaching premium paid-up status. Net earned premiums also reflect a remeasurement loss of approximately ¥8 billion related to assumption updates of the deferred profit liability for limited-payment contracts in the third quarter of 2025, compared to a loss of approximately ¥11 billion in 2024.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily due to approximately ¥68 billion of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of approximately ¥50 billion in the third quarter of 2024, as well as the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Total adjusted expenses increased primarily due to an increase in technology expenses, partially offset by the impact of the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Pretax adjusted earnings decreased primarily due to the decrease in total adjusted revenues, partially offset by the decrease in total benefits and claims.

Annualized premiums in force decreased 2.5% to ¥1.19 trillion as of September 30, 2025, compared with ¥1.22 trillion as of September 30, 2024. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.0 billion at September 30, 2025, compared with $8.5 billion at September 30, 2024. As of September 30, 2025, Aflac Japan exceeded 22 million individual policies in force in Japan, with approximately 14 million cancer policies in force in Japan.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Adjusted net investment income	(.9)%	.1%	(6.5)%	15.2%	(.9)%	(1.9)%	(5.4)%	8.4%
Total adjusted revenues	(3.1)	(7.8)	(5.1)	(2.0)	(3.1)	(8.3)	(4.7)	(3.7)
Pretax adjusted earnings	13.1	25.5	(2.4)	20.3	13.1	24.0	(1.6)	15.1

The following table presents a summary of operating ratios in yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in yen compared to the same periods in the previous year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2025	2024	2025	2024
Total benefits and claims, net	28.0%	35.3%	41.5%	44.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.5	3.4	3.5	3.3
Insurance commissions	4.8	4.6	4.6	4.5
Insurance and other expenses	11.6	11.9	11.9	10.7
Total adjusted expenses	19.8	20.0	20.0	18.6
Pretax adjusted earnings	52.2	44.7	38.5	37.5
Ratios to total premiums:
Total benefits and claims, net	39.3%	49.2%	57.5%	61.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.9	4.8	4.8	4.6

•For the three- and nine-month periods ended September 30, 2025, the total benefits and claims to total premiums ratio decreased primarily due to lower benefits following assumption updates in the third quarter of 2025. For the full year of 2025, the Company expects Aflac Japan to generate a benefit ratio in the range of 58% to 60% as a result of the impact from assumption updates in the third quarter of 2025.
•For the three-month period ended September 30, 2025, the total adjusted expense ratio decreased primarily due to the decrease in total adjusted expenses associated with reinsurance activity and an increase in the capitalization of deferred policy acquisition costs resulting from higher sales. For the nine-month period ended September 30, 2025, the total adjusted expense ratio increased primarily due to an increase in technology expenses.
•In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2025 primarily due to the lower benefit ratio.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of September 30.

	2025	2024
Premium persistency	93.3%	93.3%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2025	2024	2025	2024	2025	2024	2025	2024
New annualized premium sales	$133	$117	$369	$309	¥19.6	¥17.5	¥54.4	¥46.9
Increase (decrease) over prior period	13.5%	8.6%	19.4%	(4.8)%	11.8%	12.3%	16.1%	4.4%

The increase in new annualized premium sales on a yen basis in the third quarter and first nine months of 2025 was driven primarily by continued strong sales of the new cancer insurance product, Miraito, that was launched in certain sales channels in mid-March 2025 and available in all sales channels starting in the second quarter of 2025 as well as sales of Tsumitasu for the first nine months of 2025.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2025	2024	2025	2024
Cancer	70.0%	55.1%	68.5%	58.6%
Medical and other health	10.7	12.4	12.0	16.2
Life insurance:
Traditional life (1)	17.7	30.8	17.6	21.5
WAYS	1.0	.8	1.2	2.5
Child endowment	.1	.1	.1	.2
Other	.5	.8	.6	1.0
Total	100.0%	100.0%	100.0%	100.0%
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

	2025	2024
Independent corporate and individual	45.1%	46.2%
Affiliated corporate (1)	51.4	50.2
Bank	3.5	3.6
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended September 30, 2025, Aflac Japan recruited 73 new sales agencies. At September 30, 2025, Aflac Japan was represented by more than 6,300 sales agencies, with approximately 112,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At September 30, 2025, Aflac Japan had agreements to sell its products at 358 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$514	$0	$5,122	$0
Private placements	182	0	182	131
Other fixed maturity securities	19	50	165	290
Equity securities	122	159	360	335
Other investments	24	6	41	20
Total yen-denominated	$861	$215	$5,870	$776

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$311	$571	$3,410	$2,460
Infrastructure debt	9	89	125	258
Collateralized loan obligations	0	0	74	30
Equity securities	1	0	1	0
Commercial mortgage and other loans:
Transitional real estate loans	5	27	32	73
Middle market loans	254	298	776	649
Other loans	15	40	95	40
Other investments	104	89	296	206
Total U.S. dollar-denominated	$699	$1,114	$4,809	$3,716

Other currencies:
Fixed maturity securities:
Infrastructure debt	$0	$26	$52	$26
Private placements	0	0	1	0
Other fixed maturity securities	0	0	66	0
Commercial mortgage and other loans:
Other loans	0	32	26	32
Other investments	8	3	12	5
Total other currencies	$8	$61	$157	$63
Total Aflac Japan purchases	$1,568	$1,390	$10,836	$4,555

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2025	2024	2025	2024
Total purchases for the period (in millions) (1)	$1,432	$1,292	$10,487	$4,324
New money yield (1),(2)	4.66%	6.21%	3.96%	5.85%
Return on average invested assets (3)	3.24	3.16	3.20	3.31
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.28%	3.21%	3.28%	3.21%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2025 was primarily due to lower allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net earned premiums	$1,495	$1,459	$4,501	$4,388
Adjusted net investment income (1)	214	210	623	634
Other income	19	15	53	46
Total adjusted revenues	1,728	1,684	5,177	5,068
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	752	711	2,219	2,130
Reserve remeasurement (gains) losses	(71)	(17)	(110)	(71)
Total benefits and claims, net	681	694	2,109	2,059
Adjusted expenses:
Amortization of deferred policy acquisition costs	137	132	410	396
Insurance commissions	143	141	417	422
Insurance and other expenses	392	367	1,120	1,102
Total adjusted expenses	672	640	1,947	1,920
Total benefits and adjusted expenses	1,353	1,334	4,056	3,979
Pretax adjusted earnings	$375	$350	$1,121	$1,089
Percentage change over previous period:
Net earned premiums	2.5%	2.8%	2.6%	2.7%
Adjusted net investment income	1.9	.5	(1.7)	4.1
Total adjusted revenues	2.6	1.4	2.2	1.7
Total benefits and claims, net	(1.9)	36.1	2.4	14.1
Total adjusted expenses	5.0	(5.0)	1.4	(3.0)
Pretax adjusted earnings	7.1	(26.8)	2.9	(9.2)
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(7) and $(9) for the three-month periods and $(19) and $(28) for the nine-month periods ended September 30, 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended September 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales.
•Adjusted net investment income increased primarily due to higher variable net investment income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims decreased primarily due to $60 million of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of $11 million in the third quarter of 2024, partially offset by higher incurred claims.
•Total adjusted expenses increased primarily due to one-time technology-related expense and higher deferred policy acquisition cost amortization.

•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues and the decrease in total benefits and claims, partially offset by the increase in total adjusted expenses.

For the nine-month period ended September 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums, partially offset by the decrease in adjusted net investment income.
•Total benefits and claims increased primarily due to higher incurred claims partially offset by $60 million of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of $11 million in the third quarter of 2024.
•Total adjusted expenses increased primarily due to one-time technology-related expense and higher deferred policy acquisition cost amortization.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, partially offset by the increases in total benefits and claims and total adjusted expenses.

Annualized premiums in force increased 3.8% to $6.5 billion at September 30, 2025, compared with $6.3 billion at September 30, 2024.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same periods in the previous year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2025	2024	2025	2024
Total benefits and claims	39.4%	41.2%	40.7%	40.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.9	7.8	7.9	7.8
Insurance commissions	8.3	8.4	8.1	8.3
Insurance and other expenses	22.7	21.8	21.6	21.7
Total adjusted expenses	38.9	38.0	37.6	37.9
Pretax adjusted earnings	21.7	20.8	21.7	21.5
Ratios to total premiums:
Total benefits and claims	45.6%	47.6%	46.9%	46.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.2	9.0	9.1	9.0

•For the three-month period ended September 30, 2025, the total benefits and claims to total premiums ratio decreased primarily due to reserve remeasurement gains related to assumption updates in the third quarter of 2025. For the nine-month period ended September 30, 2025, the total benefits and claims to total premiums ratio was flat.
•For the three-month period ended September 30, 2025, the total adjusted expense ratio increased primarily due to one-time technology-related expenses. The total adjusted expense ratio decreased in the nine-month period ended September 30, 2025 primarily due to expense efficiency efforts.
•In total, the pretax adjusted profit margin increased in the three-month period ended September 30, 2025, primarily due to the lower benefit ratio. The pretax adjusted profit margin increased in the nine-month period ended September 30, 2025 primarily due to the lower total adjusted expense ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of September 30.

	2025	2024
Premium persistency	79.0%	78.9%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
New annualized premium sales	$390	$379	$1,038	$1,008
Increase (decrease) over prior period	2.8%	5.5%	3.0%	1.0%

The increase in new annualized premium sales for Aflac U.S. in the third quarter and first nine months of 2025 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2025	2024	2025	2024
Accident	16.9%	17.7%	18.9%	20.3%
Disability	31.8	28.8	28.3	26.1
Critical care(1)	15.9	18.6	18.9	20.5
Hospital indemnity	10.5	11.9	12.3	13.4
Dental/vision	5.6	4.7	6.2	5.6
Life	19.3	18.3	15.4	14.1
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the third quarter of 2025, the Aflac U.S. sales force included an average of approximately 5,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$118	$110	$763	$654
Infrastructure debt	0	25	25	64
Collateralized loan obligations	0	0	25	12
Equity securities	0	0	15	22
Commercial mortgage and other loans:
Transitional real estate loans	1	7	9	19
Commercial mortgage loans	0	0	0	13
Middle market loans	36	16	125	102
Other loans	0	0	12	0
Other investments	92	11	166	23
Total U.S. dollar-denominated	$247	$169	$1,140	$909

Other currencies:
Other investments	$4	$0	$4	$0
Total other currencies	$4	$0	$4	$0
Total Aflac U.S. Purchases	$251	$169	$1,144	$909

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2025	2024	2025	2024
Total purchases for period (in millions) (1)	$155	$158	$974	$886
New money yield (1),(2)	6.62%	6.00%	6.73%	6.76%
Return on average invested assets (3)	5.07	4.94	4.96	5.00
Portfolio book yield, end of period (1),(2)	5.55%	5.63%	5.55%	5.63%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in the three-month period ended September 30, 2025 was primarily due to higher long-term rates and a larger allocation to higher yielding asset classes. The decrease in the Aflac U.S. new money yield in the nine-month period ended September 30, 2025 was primarily due to lower short-term rates on floating rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net earned premiums	$214	$160	$618	$479
Net investment income (loss) (1)	110	39	304	146
Amortized hedge income	20	25	80	87
Adjusted net investment income	130	64	384	233
Other income	(1)	1	3	11
Total adjusted revenues	343	225	1,005	723
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	133	95	384	298
Reserve remeasurement (gains) losses	(34)	(21)	(35)	(23)
Total benefits and claims, net	99	74	349	275
Adjusted expenses:
Interest expense	55	39	151	113
Other adjusted expenses	120	97	373	299
Total adjusted expenses	175	136	524	412
Total benefits and adjusted expenses	274	210	873	687
Pretax adjusted earnings	$69	$15	$132	$36
Percentage change over previous period:
Net earned premiums	33.8%	92.8%	29.0%	85.7%
Adjusted net investment income	103.1	137.0	64.8	100.9
Total adjusted revenues	52.4	95.7	39.0	88.3
Total benefits and claims, net	33.8	13.8	26.9	33.5
Total adjusted expenses	28.7	38.8	27.2	44.6
Pretax adjusted earnings	360.0	130.6	266.7	133.6
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $6 and $57 for the three-month periods and $22 and $119 for the nine-month periods ended September 30, 2025 and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $7 and $78 for the three-month periods and $24 and $142 for the nine-month periods ended September 30, 2025 and 2024, respectively, have been recorded as an income tax benefit in the consolidated statements of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

For the three-month period ended September 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher internal reinsurance activity resulting from the transaction established in the fourth quarter of 2024. The increase in total benefits and claims was partially offset by $31 million of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of $20 million in the third quarter of 2024.
•Adjusted net investment income increased primarily due to $51 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re consolidated investment income of $11 million from a higher volume of assets as part of the reinsurance agreement established in the fourth quarter of 2024.
•Total adjusted revenues increased primarily due to the increases in adjusted net investment income and net earned premiums.
•Total adjusted expenses increased primarily due to $16 million associated with internal reinsurance activity, higher interest expense of $16 million, and $7 million from higher costs pertaining to business operations, including costs related to the ongoing investigation of and response to the cybersecurity incident and legal and other professional services related thereto.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, partially offset by the increase in total benefits and adjusted expenses.

For the nine-month period ended September 30, 2025, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims increased primarily due to higher internal reinsurance activity resulting from the transaction established in the fourth quarter of 2024. The increase in total benefits and claims was partially offset by $31 million of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of $20 million in the third quarter of 2024.
•Adjusted net investment income increased primarily due to $97 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re consolidated investment income of $35 million from a higher volume of assets as part of the reinsurance agreement established in the fourth quarter of 2024.
•Total adjusted revenues increased primarily due to the increases in adjusted net investment income and net earned premiums.
•Total adjusted expenses increased primarily due to $39 million associated with internal reinsurance activity, higher interest expense of $38 million, and $34 million from higher costs pertaining to business operations, including costs related to the ongoing investigation of and response to the cybersecurity incident and legal and other professional services related thereto.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, partially offset by the increase in total benefits and adjusted expenses.

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

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2025
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available-for-sale, fixed maturity securities, at fair value	$47,543	$12,573	$7,160	$67,276
Held-to-maturity, fixed maturity securities, at amortized cost (1)	16,955	0	0	16,955
Equity securities	608	2	275	885
Commercial mortgage and other loans: (1)
Transitional real estate loans	3,120	761	165	4,046
Commercial mortgage loans	895	537	0	1,432
Middle market loans	3,830	418	0	4,248
Other loans	338	58	15	411
Other investments:
Policy loans	180	37	0	217
Short-term investments (2)	1,500	133	713	2,346
Limited partnerships	3,179	488	294	3,961
Real estate owned	815	125	0	940
Other	0	31	0	31
Investment in affiliate (3)	0	1,055	(1,055)	0
Total investments	78,963	16,218	7,567	102,748
Cash and cash equivalents	2,157	1,191	3,420	6,768
Total investments and cash	$81,120	$17,409	$10,987	$109,516
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

In the nine-month period ended September 30, 2025, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $257 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $10 million in net investment gains (losses) for the nine-month period ended September 30, 2025. In the nine-month period ended September 30, 2024, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $407 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $27 million in net investment gains (losses) for the nine-month period ended September 30, 2024.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.2%	1.2%	1.5%	1.5%
AA	6.4	6.7	6.0	6.3
A	68.8	66.6	68.0	66.1
BBB	22.0	23.8	22.9	24.4
BB or lower	1.6	1.7	1.6	1.7
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2025, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2025.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$34,849	$31,596	$(3,253)
Urban Renaissance Agency	A+	164	102	(62)
KLM Royal Dutch Airlines	B+	134	93	(41)
JP Morgan Chase and Co.	A+	203	165	(38)
Thames Water Utility	CCC-	134	97	(37)
Mitsubishi Estate Co Ltd.	A	134	101	(33)
Tokyo Gas Co Ltd	A+	101	69	(32)
Prologis LP	A	152	120	(32)
West Japan Railway Company	A+	107	77	(30)
SNCF Reseau	AA-	73	44	(29)
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

Below-Investment-Grade Investments

	September 30, 2025
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$231	$231	$234	$3
Hella KG Hueck and Co.	148	148	142	(6)
Thames Water Utility	135	134	97	(37)
KLM Royal Dutch Airlines	134	134	93	(41)
Telecom Italia SpA	134	134	171	37
IKB Deutsche Industriebank AG	87	48	74	26
Amarok Parent LLC	25	24	25	1
CPI Property Group SA	20	20	19	(1)
Tralka Spa (Chadwick)	18	19	17	(2)
Other Issuers	34	36	33	(3)
Subtotal (2)	966	928	905	(23)
High yield corporate bonds	497	407	482	75
Middle market loans	4,119	3,955	3,877	(78)
Grand Total	$5,582	$5,290	$5,264	$(26)
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

	September 30, 2025
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$36,029	$332	$(3,710)	$32,651	42.3%
Municipalities	2,335	94	(191)	2,238	2.7
Mortgage- and asset-backed securities	4,271	170	(79)	4,362	5.0
Public utilities	7,206	568	(312)	7,462	8.5
Electric	5,597	456	(169)	5,885	6.6
Natural Gas	914	69	(78)	904	1.1
Other	695	43	(65)	673	.8
Sovereign and supranational	805	36	(16)	825	.9
Banks/financial institutions	9,529	651	(461)	9,719	11.2
Banking	5,337	361	(256)	5,441	6.3
Insurance	2,055	187	(68)	2,175	2.4
Other	2,137	103	(137)	2,103	2.5
Other corporate	25,051	2,799	(1,061)	26,789	29.4
Basic Industry	2,070	314	(99)	2,285	2.4
Capital Goods	2,729	280	(102)	2,908	3.2
Communications	2,741	428	(64)	3,105	3.2
Consumer Cyclical	1,898	186	(42)	2,042	2.2
Consumer Non-Cyclical	5,924	689	(236)	6,377	7.0
Energy	2,376	376	(25)	2,726	2.8
Other	1,074	53	(113)	1,015	1.3
Technology	3,322	212	(150)	3,384	3.9
Transportation	2,917	261	(230)	2,947	3.4
Total fixed maturity securities	$85,226	$4,650	$(5,830)	$84,046	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2025		December 31, 2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$68,678	$67,322	$65,291	$66,476
Equity securities	721	721	638	638
Total publicly issued	69,399	68,043	65,929	67,114
Privately issued securities: (2)
Fixed maturity securities (3)	16,548	16,724	14,764	15,565
Equity securities	164	164	158	158
Total privately issued	16,712	16,888	14,922	15,723
Total investment securities	$86,111	$84,931	$80,851	$82,837
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	September 30, 2025	December 31, 2024
Privately issued reverse dual-currency securities	$3,457	$3,368
Publicly issued collateral structured as reverse dual-currency securities	941	945
Total reverse dual-currency securities	$4,398	$4,313
Reverse dual-currency securities as a percentage of total investment securities	5.1%	5.3%
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
•Aflac Japan uses foreign currency swaps to economically hedge the foreign exchange rate risk on certain of its investments that are denominated in other foreign currencies.
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

	Three Months		Nine Months
	2025	2024	2025	2024
Aflac Japan:
FX Forwards
FX forward notional at end of period (in billions) (1)	$0.7	$0.0	$0.7	$0.0
Amortized hedge income (cost) for period (in millions)	$(4)	$0	$(7)	$1
FX Options
FX option notional at the end of period (in billions) (1)	$25.0	$24.7	$25.0	$24.7
Amortized hedge income (cost) for period (in millions)	$(9)	$(7)	$(24)	$(20)
Corporate and other (Parent Company):
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.8	$1.9	$1.8	$1.9
Amortized hedge income (cost) for period (in millions)	$20	$25	$80	$87
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0	$0	$0
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

	September 30, 2025		December 31, 2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$12,817	$14,746	$9,835	$12,183
Equity securities	24	24	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	3,120	3,169	3,648	3,656
Commercial mortgage loans	895	823	915	811
Middle market loans (floating rate)	3,830	3,760	3,847	3,794
Other loans	191	195	174	173
Other investments	4,045	4,045	2,862	2,862
Total U.S. Dollar Program	24,922	26,762	21,303	23,501
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,768	2,487	1,645	2,406
Total U.S. dollar-denominated investments in Aflac Japan	$26,690	$29,249	$22,948	$25,907
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign exchange risk on certain U.S. dollar-denominated investments in Aflac Japan's portfolio and one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of September 30, 2025, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net cash inflows (outflows)	$(23)	$(8)	$(39)	$(423)

In addition to the U.S. Dollar Program, Aflac Japan also utilizes foreign currency swaps to economically hedge the foreign exchange rate risk on certain investments denominated in other foreign currencies. As of September 30, 2025, the Company had foreign currency swaps on other foreign currency-denominated investments with a fair value of $48 million.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $7.1 billion as of September 30, 2025, with hedging instruments comprised of $5.3 billion of yen-denominated debt and $1.8 billion of foreign currency forwards, compared with $5.9 billion as of December 31, 2024, with hedging instruments comprised of $4.1 billion of yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2025 and 2024, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs (DAC) by segment.

(In millions)	September 30, 2025	December 31, 2024	% Change
Aflac Japan	$5,523	$5,102	8.3%	(1)
Aflac U.S.	3,693	3,656	1.0
Total	$9,216	$8,758	5.2%
(1) Aflac Japan’s deferred policy acquisition costs increased 1.9% in yen during the nine months ended September 30, 2025.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	September 30, 2025	December 31, 2024	% Change
Aflac Japan	$64,462	$67,549	(4.6)%	(1)
Aflac U.S.	11,419	11,063	3.2
Corporate and other	4,530	4,839	(6.4)
Intercompany eliminations (2)	(5,674)	(5,943)	4.5
Total	$74,737	$77,508	(3.6)%
(1) Aflac Japan’s policy liabilities decreased 10.2% in yen during the nine months ended September 30, 2025.
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the nine-month periods ended September 30, 2025 and September 30, 2024.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and nine-month periods ended September 30, 2025 and 2024 were immaterial.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which have minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $1.8 billion to provide a capital buffer and liquidity support at the holding company. The Company remains committed to prudent liquidity and capital management. At September 30, 2025, the Company held $6.8 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $1.8 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2025	2024
Management fees paid by subsidiaries	$127	$118
Dividends declared or paid by subsidiaries	3,058	2,559

The following table details Aflac Japan remittances, which are included in the totals above, for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2025	2024
Aflac Japan management fees paid to Parent Company	$55	$49
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,359	2,032
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥346.5	¥313.3

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

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2025.

In August 2025, the Parent Company expanded its sources of liquidity by entering into two separate facility agreements, as follows:
1.A 10-year facility agreement with a Delaware trust (2035 Trust) that provides the Parent Company with the right to issue and sell to the 2035 Trust from time to time up to $1.0 billion of senior notes due August 2035.
2.A 30-year facility agreement with a Delaware trust (2055 Trust) that provides the Parent Company the right to issue and sell to the 2055 Trust from time to time up to $1.0 billion of senior notes due August 2055.

As of September 30, 2025, the Parent Company had no senior note issuances under these facility agreements. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

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

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of September 30, 2025, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for additional information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2024 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2025	2024
Operating activities	$2,240	$2,374
Investing activities	1,202	1,264
Financing activities	(2,885)	(2,402)
Exchange effect on cash and cash equivalents	(18)	70
Net change in cash and cash equivalents	$539	$1,306

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of September 30, 2025, of the $400 million committed, approximately $297 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2025, Aflac U.S. borrowed and repaid $571 million under this program. As of September 30, 2025, Aflac U.S. had outstanding borrowings of $399 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and, from time to time, debt issuances and redemptions.

In September 2025, the Parent Company extinguished ¥12.4 billion of .300% senior notes upon their maturity.

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

Cash returned to shareholders through treasury stock purchases and dividends was $3.6 billion during the nine-month period ended September 30, 2025, compared with $2.9 billion during the nine-month period ended September 30, 2024.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2025	2024
Treasury stock purchases	$2,729	$2,050
Number of shares purchased:
Share repurchase program	25,744	23,446
Other	407	491
Total shares purchased	26,151	23,937

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2025	2024
Stock issued from treasury:
Cash financing	$5	$21
Noncash financing	57	52
Total stock issued from treasury	$62	$73
Number of shares issued	819	881

In August 2025, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of September 30, 2025, a remaining balance of 121.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.58 per share in the third quarter of 2025, compared with $.50 per share in the third quarter of 2024. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2025	2024
Dividends paid in cash	$906	$820
Dividends through issuance of treasury shares	33	31
Total dividends to shareholders	$939	$851

In November 2025, the board of directors declared the fourth quarter cash dividend of $.58 per share, an increase of 16.0% compared with the same period in 2024. The dividend is payable on December 1, 2025 to shareholders of record at the close of business on November 19, 2025.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as total equity excluding common stock and capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, or in the event of reduced liquidity, the Company has a senior unsecured revolving credit facility in the amount of ¥100 billion as a contingency plan. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional reinsurance transactions. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.

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

As of September 30, 2025, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will introduce an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The initial report on the Economic Solvency Ratio (ESR) will be issued as of March 31, 2026, which is Aflac Japan's 2025 fiscal year-end.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2025, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the liability for future policy benefits require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 74% of its liabilities are reported as of September 30, 2025, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the nine-month period ended September 30, 2025. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

Readers should carefully consider the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2025, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,698,784		$104.83	2,698,784	44,618,770
February 1 - February 28	3,230,149		104.37	2,835,980	41,782,790
March 1 - March 31	2,965,821		108.23	2,961,981	38,820,809
April 1 - April 30	2,066,573		106.68	2,066,573	36,754,236
May 1 - May 31	3,421,623		104.89	3,420,321	33,333,915
June 1 - June 30	2,431,870		102.92	2,428,908	30,905,007
July 1 - July 31	0		0.00	0	30,905,007
August 1 - August 31	4,346,516		106.09	4,346,516	126,558,491
September 1 - September 30	4,989,921		108.13	4,984,848	121,573,643
Total	26,151,257	(1)	$105.97	25,743,911	121,573,643	(2)
(1) During the first nine months of 2025, 407,346 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at September 30, 2025, consisted of 21,573,643 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022 and 100,000,000 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2025.

Item 5.    Other Information

Insider Trading Arrangements

During the third quarter of 2025, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	31.1	-	Certification of CEO dated November 5, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated November 5, 2025, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated November 5, 2025, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

November 5, 2025	/s/ Max K. Brodén
(Max K. Brodén)
Senior Executive Vice President; Chief Financial Officer

November 5, 2025	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer