Form 10-K
period 2025-12-31
AFLAC INC
filed 2026-02-25
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, was $56,035,389,963.
The number of shares of the registrant’s common stock outstanding at February 16, 2026, with $.10 par value, was 516,369,452.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2025

i

Item 1. Business

PART I

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Aflac Incorporated and its subsidiaries (the Company) desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with or furnished to the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as the ones listed below or similar words, as well as specific projections of future results, generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements, except as may be required by law.

• expect	• anticipate	• believe	• goal	• objective	• strategy
• may	• should	• estimate	• intend	• project	• future
• will	• assume	• potential	• target	• outlook	• continue
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•difficult conditions in global capital markets and the economy, including inflation
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable Japanese yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing interpretations applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems and on successful execution of revenue growth and expense management initiatives
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, and uncertainty regarding the impact of the incident involving unauthorized access to the Company’s network in June 2025
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third-party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation or regulatory inquiries
•allegations or determinations of worker misclassification in the United States

Item 1. Business

ITEM 1. BUSINESS

OVERVIEW

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. The Parent Company and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the United States (U.S.). The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in Japan and the U.S. When a policyholder or insured gets sick or hurt, the Company pays cash benefits fairly and promptly for eligible claims. Throughout its 70-year history, the Company’s supplemental insurance policies have given policyholders the opportunity to focus on recovery, not financial stress.

The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories, and Japan. The Company’s website is: www.aflac.com. Information included on the Company’s website is not incorporated by reference into this filing. The Company makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

REVENUE-GENERATING ACTIVITIES

The Company's strategy for growth in Japan and the U.S. has remained straightforward and consistent for many years. The Company develops relevant supplemental health insurance products offering financial protection from the rising out-of-pocket expenses associated with medical events that are not covered by the insureds' primary coverage. The Company also offers a complement of other voluntary and employer-paid health and life insurance products to fit the needs of its customers. Additionally, the Company aims to obtain more customers by selling where the customer prefers to purchase protection, whether through an agent or broker, a distribution partner or directly from the Company. To help promote its insurance products, the Company’s marketing campaigns feature the Aflac Duck.

LONG-TERM GROWTH STRATEGY

In 1999, the Company had been running commercials for nearly a decade, but its brand awareness was hovering at about 10%. An innovative marketing campaign with something unique and memorable that would build brand awareness was needed. The Aflac Duck’s first commercial in the U.S., “Park Bench,” aired on January 1, 2000 and taught consumers how to pronounce “Aflac.” The Aflac Duck made its international debut in Japan in 2003. In the time since its U.S. debut, the Aflac Duck has become one of the most familiar advertising icons in the world, appearing in many commercials and countless print ads in both the U.S. and Japan. Celebrating its 25th anniversary in the U.S., the Aflac Duck continues to be a helpmate who increases brand knowledge and connection.

Item 1. Business

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

For information on the Company's results of operations and financial information by segment, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 2 of the Notes to the Consolidated Financial Statements.

AFLAC JAPAN

Aflac Japan is the principal contributor to the Parent Company's consolidated earnings and the largest insurer in Japan in terms of cancer and medical (third sector insurance products) policies in force. For information on Aflac Japan's operating results, see the Aflac Japan Segment section of Item 7. MD&A.

Insurance Products

Aflac Japan's third sector insurance products are supplemental products designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products. Aflac Japan remains focused on maintaining leadership in third sector insurance products that are less interest rate sensitive and have strong and stable margins. At the same time, Aflac Japan complements this core business with similarly profitable first sector products as outlined below.

Third Sector Insurance Products

Cancer

Cancer Insurance Aflac Japan pioneered the cancer insurance market in Japan in 1974, and remains the number one provider of cancer insurance in Japan today. Aflac Japan's cancer insurance products provide a lump-sum benefit upon initial diagnosis of cancer and fixed daily benefits for subsequent hospitalization and outpatient treatments due to cancer, as well as cancer-related surgical and convalescent care benefits. In March 2025, Aflac Japan launched a new cancer insurance product, Miraito, a service-integrated product designed to allow customers the flexibility to choose necessary coverage to meet their individual needs. Aflac Japan continues to provide Yori-sou Cancer Consultation Support, a service that provides comprehensive support from the moment a policyholder suspects cancer through treatment and recovery. This service is provided to all existing policyholders of Aflac Japan cancer insurance products, including Miraito.

Medical and Other Health

Medical Insurance Aflac Japan's medical insurance products provide benefits for hospitalization, surgeries and outpatient treatment of various illnesses, as well as lump sum benefits related to three critical illnesses: cancer, heart attack, and stroke. In December 2025, Aflac Japan launched a new medical insurance product, Anshin Palette, which offers customers the flexibility to choose only the coverage they need from a wide range of options.

Other

Nursing Care Insurance Aflac Japan's Nursing Care Insurance provides coverage for out-of-pocket costs incurred when receiving public nursing care services.

Item 1. Business

First Sector Insurance Products

Life

Protection-Type Life Insurance

Whole Life Prepare Smart Whole-Life Insurance is a whole life insurance product with low cash surrender value, which offers non-smoking policyholders further discounted premiums, and it provides beneficiaries, typically a designated family member, with a pre-determined benefit payment upon the death of the insured.

GIFT GIFT is a term life insurance product that provides beneficiaries, typically family members, with a fixed amount of money every month upon a breadwinner’s death or serious disability as family support.

Savings-Type Life Insurance

Tsumitasu Launched in June 2024, Tsumitasu is an insurance product designed primarily for post-retirement preparation, with asset formation features and coverage for nursing care and other benefits.

WAYS and Child Endowment WAYS is an insurance product which has features that allow policyholders to convert a portion of their life insurance to medical, nursing care or fixed annuity benefits at a predetermined age. Aflac Japan's child endowment insurance product offers a death benefit until a child reaches age 18. This product also pays a lump-sum benefit at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education.

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by approximately 6,300 sales agencies at the end of 2025, with approximately 112,000 licensed sales associates employed by those agencies, including individual agencies.

Dai-ichi Life Aflac Japan's alliance with Dai-ichi Life was launched in 2001, and approximately 37,000 Dai-ichi Life representatives offer Aflac Japan's cancer products. Dai-ichi Life is included in Aflac Japan's affiliated corporate agencies distribution channel.

Japan Post Group Aflac Japan's alliance with Japan Post Group, which is included in Aflac Japan's affiliated corporate agencies distribution channel, was launched in 2008. After the alliance strengthened in 2013, the number of postal outlets of Japan Post Co. Ltd. (Japan Post Co.) offering Aflac Japan's cancer product increased, with approximately 20,000 postal outlets as of December 31, 2025. Japan Post Insurance Co., Ltd. (Japan Post Insurance) offers Aflac Japan's cancer products through its 76 branches responsible for corporate sales and 626 service departments in charge of individual sales.

Daido Life Aflac Japan's alliance with Daido Life was launched in 2013, and approximately 3,700 Daido Life representatives offer Aflac Japan's cancer products to mainly small and medium-sized business owners, executives and employees. Daido Life is included in Aflac Japan's affiliated corporate agencies distribution channel.

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. At December 31, 2025, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

Competitive Markets

The Company competes with other insurance carriers through product design, price, policyholder service, and sales efforts. Since the deregulation of the Japan market in 2001, the number of insurance companies offering stand-alone cancer and medical insurance has increased, intensifying competition. However, based on Aflac Japan's size of annualized premiums in force and diversified distribution network, the Company believes it is well-positioned to continue to adapt to increased competition. Furthermore, the Company believes the continued development and maintenance of operating efficiencies will allow Aflac Japan to offer affordable products that appeal to consumers. The Company believes Aflac Japan will remain a leading provider of third sector products such as cancer and medical insurance coverage in Japan, principally due to its experience in the market, well-known brand, low-cost operations, expansive marketing system and product expertise.

Item 1. Business

Government Regulation

Financial Services Agency (FSA) The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual and interim reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles (U.S. GAAP). For additional information, see Note 14 of the Notes to the Consolidated Financial Statements.

Two FSA regulations applicable to Aflac Japan are outlined below.

▪Privacy and Cybersecurity

With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities.

•FSA Solvency Standard

The FSA maintains a solvency standard, the solvency margin ratio (SMR), which is used by Japanese regulators to monitor the financial strength of insurance companies. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Liquidity and Capital Resources section of Item 7. MD&A for additional information on SMR, including a discussion of measures the Company has taken to mitigate the sensitivity of Aflac Japan's SMR and the introduction of an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies effective for Aflac Japan's 2025 fiscal year-end.

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

For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan Segment subsection of Item 7. MD&A and Notes 2 and 14 of the Notes to the Consolidated Financial Statements.

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

Seasonality

In recent years, new annualized premium sales are generally higher in the fourth quarter for Aflac U.S. group business due to the timing of open enrollment for many employers. As a result, a significant portion of total new annualized premium sales for Aflac U.S. group business are generated in the fourth quarter, which typically results in over one third of Aflac U.S. total sales being generated in the fourth quarter.

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

In 2025, the Aflac U.S. sales force included an average of approximately 5,300 U.S. agents, including brokers, who were actively producing business on a weekly basis. For additional information, see the Aflac U.S. Segment subsection of Item 7. MD&A.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). Beginning in 2024 and concluding in 2025, the NDOI and the New York State Department of Financial Services (NYSDFS) conducted full-scope, risk-focused

Item 1. Business

financial examinations on their respective state domiciled insurance entities covering the reporting period January 1, 2020 – December 31, 2023. Additionally, beginning in 2023 and concluding in 2025, the NYSDFS conducted a routine market conduct examination on Aflac New York covering the five-year period ended on December 31, 2022. There were no material findings in any of the NDOI and NYSDFS final examination reports.

NAIC Risk-Based Capital The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization, group capital calculations and liquidity risk assessment. The NAIC uses an RBC formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. See Note 14 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of Item 7. MD&A for additional information on RBC.

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

Federal and State Regulation Federal and state legislation and regulations in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, anti-money laundering, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Certain federal and state laws and regulations applicable to Aflac U.S. are outlined below.

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

Item 1. Business

•Privacy and Cybersecurity

In the absence of a comprehensive federal privacy law, states are making a push towards privacy legislation. Personally identifiable information is used in support of many of the Company's business processes. For many years, the standard for protection and treatment of that data was benchmarked by privacy and security provisions of the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). As consumers have grown more concerned about the protection of their data, as well as how their data is used by organizations, jurisdictions within and outside of the U.S. have created legislation and issued regulations that apply or may in the future apply to aspects of Aflac U.S. operations and allow consumers the right to access, correct, delete, or opt out of the sale or share, or limit the use of their data. Although not all apply to Aflac U.S. operations, an example of these state privacy laws is the California Consumer Privacy Act.

Businesses across industries have also seen an increase in lawsuits alleging tracking technologies on their websites violate state or federal wiretapping laws. At the federal level, the Telephone Consumer Protection Act (TCPA) continues to provide plaintiffs with a private right of action for claims alleging violation of the TCPA. Additionally, certain states are adopting the NAIC Model Bulletin on the Use of Artificial Intelligence Systems by Insurers and, in limited cases, passing their own laws related to artificial intelligence.

Cybersecurity continues to be an area of evolving focus for legislation and regulatory activity. The NYSDFS Cybersecurity Requirements for Financial Services Companies applies to Aflac New York. This regulation requires, among other things, risk assessments, administrative and technical controls, incident reporting procedures, business continuity plans, and certain cybersecurity governance, such as the designation of a Chief Information Security Officer and senior governing body oversight. In addition, more than 25 states have adopted the NAIC’s Insurance Data Security Model Law, which requires similar cybersecurity measures. For information regarding the Company's cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

For additional information regarding Aflac U.S. operations and regulations, see the Aflac U.S. Segment subsection of Item 7. MD&A and Notes 2 and 14 of the Notes to the Consolidated Financial Statements.

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

HUMAN CAPITAL

The Company’s overarching human capital philosophy is, “If you take care of your employees, your employees will take care of the business.” The Company's compensation and benefit expense totaled approximately $2.1 billion in 2025 and $2.0 billion in 2024. The Company believes its employee relations are generally satisfactory.

Item 1. Business

The following table details the number of full-time employees as of December 31.

2025
Aflac Japan	6,804
Aflac U.S.	5,117
Corporate and other	795
Total	12,716

Talent

The Company uses internal and external resources to attract, retain and develop talent across a variety of backgrounds and demographics.

Aflac Japan seeks top-tier talent through annual recruitment of new university graduates as well as mid-career recruitment of those with specialty skills or expertise. For its employees, Aflac Japan implements standard and unified training and development programs focusing on a range of business skills. For example, in 2024, Aflac Japan launched Aflac Leadership Academy, a corporate learning initiative specializing in the development of Aflac Japan's next-generation management. Aflac Japan also implemented a human capital management system that provides employees access to descriptions and necessary skills for all job positions across the Company to more proactively design their careers.

Aflac U.S. actively partners with colleges, universities and civic organizations to attract exceptional talent. Aflac U.S. provides a range of internships, co-op programs and transitional opportunities designed to help emerging professionals grow and succeed. Additionally, employees have access to educational resources that support self-development and skill-enhancement, enabling them to strengthen both technical and professional capabilities.

Compensation

Aflac Japan and Aflac U.S. Human Resources operate as centralized compensation functions, providing guidance and oversight to management teams to ensure pay aligns with job scope, responsibilities, and duties. This function reviews new-hire offers, promotions and salary adjustments to maintain fairness and consistency. Defined salary structures are regularly evaluated and updated using market data. Job levels and corresponding compensation are determined annually based on market benchmarks and role requirements. Employee performance reviews occur each year end and influence both bonuses and salary decisions.

Health and Wellness

In 2025, Aflac Japan was certified, for the eighth consecutive year, as one of the top 500 Leading Companies in Health and Productivity Management under the Certified Health & Productivity Management Outstanding Organizations Recognition Program with Japan's Ministry of Economy, Trade and Industry. This certification is awarded for best practices in employee health management, strategically focused work style and development of a socially appreciative work environment. Aflac Japan's current certification was in recognition of regular monitoring of key health indicators by members of Aflac Japan's management, strategic implementation of health management initiatives and disclosure of information, and efforts to promote and maintain employee health.

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

Workforce Demographics

•As of December 31, 2025, women account for 55% of Aflac Japan employees and 34% of those in leadership roles. Women also held 22% of senior management roles.

•As of December 31, 2025, 47% of Aflac U.S. and the Parent Company employees located in the U.S. were people of color and 65% were women. Women also occupied 51% of leadership roles located in the U.S. and 35% of senior management roles. In 2025, 55% of new hires located in the U.S. were people of color and 68% were women.

Item 1. Business

•Established in 2009, Aflac Heartful Services Co., Ltd. (Aflac Heartful Services), a subsidiary of Aflac Japan, promotes the hiring of employees with disabilities. Aflac Heartful Services has established a barrier-free work environment and provides, among other things, specialized training, specially-trained supervisors and development opportunities to support those with disabilities. Of Aflac Heartful Services’ 158 employees as of December 31, 2025, 124 have a disability. Aflac Heartful Services supports these employees with the assistance of advisors for long-term career support.

Employee Engagement and Culture

The Company strives to have an engaged employee culture by developing programs including career development support and programs emphasizing work life balance. Each year, Aflac Japan conducts an employee engagement survey in which all employees answer questions about the company and their organization to measure engagement across the company and detect organizational issues. The results of the survey are reported to Aflac Japan's Human Capital Management Policy Committee to identify issues, formulate enhancement/improvement measures and implement them. Aflac U.S. conducts an employee engagement survey every two years to capture feedback on company culture and overall satisfaction. Insights from the survey are used in collaboration with leadership to drive continuous improvements and enhance the employee experience.

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac Incorporated, from 2024 until 2025	74

Steven K. Beaver	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2024; First Senior Vice President, Deputy Chief Financial Officer, Aflac Japan, from 2023 until 2024; Senior Vice President, Chief Financial Officer, Aflac U.S., from 2019 until 2023	61

Robin L. Blackmon	Chief Accounting Officer, Aflac Incorporated, since 2024; Senior Vice President, Financial Services, Aflac Incorporated, since 2024; Vice President, Deputy Chief Accounting Officer, Aflac Incorporated, from 2023 until 2024; Vice President, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2019 until 2023	62

Max K. Brodén	Senior Executive Vice President, Aflac Incorporated and Aflac, since 2025; Chief Financial Officer, Aflac Incorporated, since 2020; Executive Vice President, Aflac Incorporated and Aflac, from 2020 until 2025; Treasurer, Aflac, from 2017 until 2024; Treasurer, Aflac Incorporated from 2017 until 2021	47

Bradley E. Dyslin	Executive Vice President, Global Chief Investment Officer, Aflac, since 2023; President, Aflac Asset Management LLC, since 2023; Deputy Global Chief Investment Officer, Aflac, from 2021 until 2023; Senior Managing Director, Global Head of Credit and Strategic Investment Opportunities, Aflac, from 2017 until 2021	60

Masatoshi Koide	President and Representative Director, Aflac Japan, since 2018(2)	65

Charles D. Lake II	President, Aflac International, since 2014; Chairman and Representative Director, Aflac Japan, since 2018(2)	64

Virgil R. Miller	President, Aflac Incorporated, since 2025; President, Aflac U.S., since 2023; Deputy President, Aflac U.S., from 2022 until 2023; Executive Vice President, President of Group and Individual Benefits Division, Aflac U.S., from 2021 until 2022; Executive Vice President, Chief Operating Officer, Aflac U.S., from 2018 until 2021	57

Frederic J. Simard	Deputy President, Aflac U.S., since 2026; Executive Vice President, Chief Operating Officer, Aflac U.S., from 2025 until 2026; Chief Financial Officer, Aflac U.S., from 2023 until 2026; Senior Vice President, Aflac U.S., from 2023 until 2025; Consultant, Gerson Lehrman Group, a financial services company, in 2023; Chief Financial Officer, North American Life and Health Division, General Electric Company, an industrial and financial services company, in 2022; Chief Financial Officer and Chief Actuary, Employee Benefits, The Guardian Life Insurance Company of America, a life insurance company, from 2018 until 2022	57

Audrey B. Tillman	Senior Executive Vice President, Aflac Incorporated and Aflac, since 2025; General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Aflac Incorporated and Aflac, from 2014 until 2025	61
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

Item 1A. Risk Factors
ITEM 1A. RISK FACTORS

The Company faces a wide range of risks, and its continued success depends on its ability to identify, prioritize, and appropriately manage enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect its business. If any of the following risks and uncertainties develops into actual events, there could be a material impact on the Company's business, results of operations, financial condition and liquidity.

Investment and Markets Risk Factors

Difficult conditions in global capital markets and the economy could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.

The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the U.S. and Japan. Inflation globally remains elevated but continues to trend downwards after monetary tightening, recovery of supply chains, and phasing out of extraordinary fiscal support. In the U.S. and other regions, inflation rates reduced to a level that supported monetary loosening by central banks, but the risk of a return to increasing inflation remains alongside risks of weakening economic conditions. The Bank of Japan remains an exception to the major central bank loosening trends, ending a prolonged period of negative interest rates on bank reserves in March 2024. Continuing geopolitical tensions, including armed conflicts and regime changes, exacerbate uncertainty and can contribute to volatility across both physical and financial asset classes. Economic uncertainty is also impacted by potential policy changes in the U.S., including proposed domestic regulations focused on consumer pricing, trade tariffs and increasing trade restrictions driven by security concerns and broader geopolitical tensions. Continuing higher interest rates and softer economic conditions could impact the creditworthiness and value of the Company's existing investment portfolio, influence opportunities for new investments and have a negative impact on the Company's results of operations and financial positions.

The Company's investments are vulnerable to adverse market developments such as asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks. The Company has evaluated its holdings and identified investments in areas such as commercial real estate and highly leveraged companies as the most exposed to continued high interest rates and an economic downturn. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults and a deterioration in the value of collateral in the case of secured investments. The Company has examined in each case whether a reduction in size of the holdings is appropriate. The Company has identified assets impacted or expected to be impacted by continued high interest rates and economic contraction, but other investments not identified to date may also be impacted. The availability of new investments in certain private market asset classes has been and may continue to be limited. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. The continuing difference between U.S. dollar and Japanese yen interest rates also contributes to costs of hedging foreign currency exchange risk of U.S. dollar-denominated investments held by Aflac Japan. The Company is not able to predict the ultimate impact of inflation, interest rate changes, interest rate differences and other changing market conditions on the Company’s investments and hedging programs. See the risk factor below entitled, “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” for additional information. See the Investments and Results of Operations by Segment sections of Item 7. MD&A, for additional information.

As the Company holds a significant amount of fixed maturity securities issued by borrowers located in many different parts of the world, its financial results are directly influenced by global financial markets. Potential weakness in global capital markets could adversely affect the Company's financial condition, including its capital position and overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by high interest rates or increases in credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Japan is the largest market for the Company's insurance products, and the Company owns substantial holdings in Japan Government Bonds (JGBs). Government actions to stimulate the economy affect the value of the Company's existing holdings, its reinvestment rate on new investments in JGBs or other Japanese yen-denominated assets, and consumer behavior relative to the Company's suite of insurance products. The additional government debt from fiscal stimulus

Item 1A. Risk Factors
actions could adversely impact the Japan sovereign credit profile, which could in turn lead to volatility in Japanese capital and currency markets. The Bank of Japan ended its policy of negative interest rates in March 2024, and uncertainty about future Japan interest rate changes and the impact of increased rates on the Japanese economy could also contribute to volatility in Japanese markets.

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

The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time of the establishment of the Company's product pricing and reserving. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have also reduced the level of investment income earned by the Company. In spite of recent decreases in interest rates in the U.S. and other regions and interest rate increases in Japan, interest rates in Japan remain lower than in the U.S., and the Company's overall level of investment income will continue to be negatively impacted from Japan’s low interest rates from investments made in prior periods at lower rates and from decreasing rates in the U.S. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. Prolonged periods of low interest rates also heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio include investments that bear lower rates of return than the embedded book yield of the investment portfolio. The Company’s current interest rate hedging programs are primarily focused on addressing risks of floating rate investments and are not designed to fully protect against the impact of interest rate changes on the Company. In addition, uncertainty regarding the timing, pace and magnitude of future interest rate changes could further increase fluctuations in the value of the Company’s assets and liabilities and adversely affect its capital position and liquidity.

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

Conversely and concurrently, a rise in interest rates would improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. A rise in interest rates also decreases the LFPB, which could result in increases to the Company's overall equity. However, rising interest rates negatively impact the fair values of the Company's fixed maturity investments which could result in reductions to the Company's overall equity. Portfolio management considerations, the availability of investments, as well as declines in fair value may constrain the ability of the Company to transition its investments to higher rate securities. Significant increases in interest rates could cause declines in the values of the Company's investment portfolio which have a secondary impact on the Company's overall evaluation of its deferred tax asset position. An increase in the differential of short-term U.S. and Japan interest rates would also increase the cost of hedging a portion of the U.S. dollar-denominated assets held by Aflac Japan into Japanese yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. Further, some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values, and a rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. Rising interest rates also negatively impact capital ratios in certain jurisdictions because unrealized losses on the available-for-sale investment portfolio factor into the ratio. In addition to the unrealized losses negatively impacting capital ratios, significant unrealized losses could impact the amount of dividends that could be paid under local regulations, including in Japan. For Aflac Japan, rising interest rates and widening credit

Item 1A. Risk Factors
spreads, which reduce the fair value of Aflac Japan’s fixed-maturity investments, when combined with a strengthening Japanese yen, and the resulting decrease in the Japanese yen value of Aflac Japan’s U.S. dollar-denominated fixed-maturity investments, have a negative impact on Aflac Japan's regulatory capital. For regulatory accounting purposes for Aflac Japan, there are also certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's regulatory earnings and corresponding dividends and capital deployment.

See the Interest Rate Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

The Company's concentration of business in Japan poses risks to its operations and financial condition.

Aflac Japan's adjusted revenues accounted for 53% of the Company's total adjusted revenues in 2025, compared with 55% in 2024 and 60% in 2023. The percentage of the Company's total assets attributable to Aflac Japan was 76% at December 31, 2025, compared with 77% at December 31, 2024. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

Any potential deterioration in Japan's credit quality or access to markets, the overall economy of Japan, or an increase in Japanese market volatility could adversely impact Aflac Japan's operations and its financial condition and thereby Aflac's overall financial performance. Further, because of the concentration of the Company's business in Japan and its need for long-dated Japanese yen-denominated assets, the Company has a substantial concentration of JGBs in its investment portfolio exposing the Company to credit deterioration and potential downgrades of JGBs. See the risk factor entitled “Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital” for additional information.

The Company seeks to match investment currency and interest rate risk to its Japanese yen liabilities. The low interest rates on Japanese yen-denominated securities has a negative effect on overall net investment income. A large portion of the cash available for reinvestment each year is deployed in Japanese yen-denominated instruments and subject to the low level of Japanese yen interest rates.

Lack of availability of acceptable Japanese yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity.

The Company aims to match both the duration and currency of its assets with its liabilities. This is very difficult for Aflac Japan and Aflac Re due to the lack of available long-dated Japanese yen-denominated fixed income instruments beyond JGBs.

Aflac Japan’s investment strategy includes U.S. dollar-denominated investments. This program includes public investment-grade bonds as well as U.S. dollar-denominated investment-grade commercial mortgage loans, middle market loans, infrastructure debt, collateralized loan obligations and other loan types, high yield bond and public and private equities. The Company plans to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that the Company has added, and anticipates continuing to add, have less liquidity than investment-grade corporate bonds and in periods of market stress, certain of these U.S. dollar-denominated asset classes may experience significantly reduced liquidity, increased valuation uncertainty or wider bid-ask spreads. Aflac Re's investment strategy also includes U.S. dollar-denominated investments that are presently comprised exclusively of investment-grade bonds.

Investing in U.S. dollar-denominated investments in Aflac Japan and Aflac Re creates an unmatched foreign currency exposure and related capital ratio volatility, as both Aflac Japan and Aflac Re insurance liabilities are Japanese yen-denominated. Although the Company engages in certain foreign exchange hedging activities to partially mitigate this risk, and such hedged assets may be used to satisfy Japanese yen-denominated insurance liabilities and other business obligations, important risks remain.

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

Further, foreign currency derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. Cumulative net cash settlements on derivatives hedging currency exposure of

Item 1A. Risk Factors
Aflac Japan's U.S. dollar-denominated investments are associated with existing U.S. dollar-denominated investments that continue to be hedged, previously hedged investments that continue to be held but are no longer hedged, and investments previously hedged that have since been sold, matured or redeemed and may or may not have not been converted to Japanese yen. The Company’s foreign exchange derivatives are typically shorter-dated than the underlying U.S. dollar-denominated investments being hedged, which creates roll-over risks within the hedging program that could increase the cost of such derivatives. If the Company reduces the notional amount of foreign exchange derivatives prior to the maturity of the hedged U.S. dollar-denominated investments, the foreign exchange gains or losses on the U.S. dollar-denominated investments remain economically unrealized. These foreign currency gains or losses on the investments are only economically realized, or monetized, through sale, maturity or redemption of the investments and concurrent conversion to Japanese yen. However, the Company may not realize the benefit of offsetting adverse cash settlements on hedging derivatives with cash receipts on the U.S. dollar-denominated investments if the foreign exchange rates move in an adverse direction before the investments are converted to Japanese yen, or if the investments are never converted to Japanese yen. As an example of the latter, if the Company’s actual insurance risk experience in Japan is as expected or more favorable than expected, the need for Japanese yen to pay expenses and claims would correspondingly remain at or below expected levels, thereby diminishing operational requirements to convert U.S. dollar-denominated investments to Japanese yen. The settlement of the foreign currency derivatives is included in settlement of derivatives, net in the investing activities section of the Company’s consolidated statements of cash flows.

See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the Japanese yen/U.S. dollar (yen/dollar) exchange rate”, the Hedging Activities subsection of Item 7. MD&A, and the Currency Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate.

Due to the size of Aflac Japan, where functional currency is the Japanese yen, fluctuations in the foreign exchange rate between the Japanese yen and the U.S. dollar have had, and may continue to have, a significant effect on the Company's reported financial position and results of operations. Aflac Japan's premiums and a significant portion of its investment income are received in Japanese yen, and its claims and almost all expenses are paid in Japanese yen. In accordance with U.S. GAAP, the Company translates its Japanese yen-denominated financial statement accounts into U.S. dollars for financial reporting purposes with the resulting foreign currency translation adjustments included in equity. Japanese yen weakening has the effect of suppressing current year results in relation to the prior year, including the resulting negative impact on equity. Japanese yen strengthening has the effect of magnifying current year results in relation to the prior year, including the resulting positive impact on equity.

Also in accordance with U.S. GAAP, U.S. dollar denominated assets and liabilities held by Aflac Japan are remeasured to Japanese yen and Japanese yen-denominated assets and liabilities held by Aflac Re are remeasured to U.S. dollar with the resulting foreign currency remeasurement for certain of these assets and liabilities included in earnings. Consequently, fluctuations in the yen/dollar exchange rate have resulted and could continue to result in significant earnings volatility. Japanese yen weakening in relation to the U.S. dollar increases the Japanese yen value on U.S. dollar denominated asset, while Japanese yen strengthening decreases the Japanese yen value of the U.S. dollar denominated assets.

In addition, differences between interest rates in Japan and the U.S. can lead to weakening of the Japanese yen relative to the U.S. dollar and could suppress the Company's reported financial position and results of operations relative to the comparable prior period.

For regulatory accounting purposes, there are certain requirements for realizing impairments that could be triggered by changes in the yen/dollar exchange rate and could negatively impact Aflac Japan's earnings and the corresponding dividends and capital deployment.

The Company engages in certain foreign currency hedging activities to hedge the exposure to Japanese yen from its net investment in Japanese operations. Aflac Japan purchases Japanese yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to Japanese yen, to support Japanese yen-denominated policy liabilities. However, an increase in the difference between short-term U.S. and Japan interest rates would increase the cost of hedging a portion of the U.S. dollar-denominated assets held by Aflac Japan into Japanese yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. As indicated in MD&A, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. At the same time, the unhedged U.S. dollar-denominated investment portfolio creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital and earnings, which may adversely impact Aflac Japan’s ability to

Item 1A. Risk Factors
pay dividends to the Parent Company. The Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the economic equity surplus in Aflac Japan, but this strategy may not be successful.

Additionally, the Parent Company utilizes forward contracts as part of its Enterprise Corporate Hedging Program to protect the economic value of Aflac Japan in U.S. dollar terms by hedging foreign currency exchange risk related to dividend payments by Aflac Japan. The Company is exposed to currency risk when Japanese yen cash flows are converted into U.S. dollars, resulting in changes in the Company's U.S. dollar-denominated cash flows and earnings when foreign currency exchange gains or losses, respectively, are realized. This primarily occurs when Aflac Japan pays dividends in Japanese yen to the Parent Company, but it also has an impact when cash in the form of Japanese yen is converted to U.S. dollars for investment into U.S. dollar-denominated assets. The foreign exchange rates prevailing at the time of dividend payment may differ from the foreign exchange rates prevailing at the time the Japanese yen profits were earned. If the markets experience a significant strengthening of Japanese yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of foreign exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

These hedging activities are limited in scope and the strategies may not be successful.

For additional information regarding unhedged U.S. dollar-denominated securities, see the risk factor above entitled, “Lack of availability of acceptable Japanese yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity”. See the Currency Risk subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.

The valuation of the Company's investments and derivatives includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may adversely affect the Company's results of operations or financial condition.

The Company reports a significant amount of its fixed maturity securities and other investments at fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation and valuation methods that are more sophisticated, thereby resulting in values that may be greater or less than the value at which the investments may be ultimately sold. Volatility in interest rates and foreign exchange markets, including changes in yield curves and discount rates, may increase the sensitivity of the Company's investment and derivative valuations to changes in market assumptions. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company's consolidated financial statements and the period-to-period changes in fair value could vary significantly.

Valuations of the Company's derivatives fluctuate with changes in underlying market variables, such as interest rates and foreign exchange rates. During periods of market turbulence created by political instability, economic uncertainty, government interventions or other factors, the Company may experience significant changes in the volatility of its derivative valuations. Extreme market conditions can also affect the liquidity of such instruments creating marked differences in transaction levels and counterparty valuations. Depending on the severity and direction of the movements in its derivative valuations, the Company will face increases in the amount of collateral required to be posted with its counterparties. Liquidity stresses to the Company may also occur if the required collateral amounts increase significantly over a very short period of time. Conversely, the Company may be exposed to an increase in counterparty credit risk for short periods of time while calling collateral from its counterparties.

See the Critical Accounting Estimates section of Item 7. MD&A, and Notes 1, 3, 4, and 5 of the Notes to the Consolidated Financial Statements for additional information.

The determination of the amount of expected credit losses recorded on the Company's investments is based on significant valuation judgments and could materially impact its results of operations or financial position.

The Company estimates an allowance for credit losses on investments measured at amortized cost including held-to-maturity securities, loan receivables and loan commitments. For collateral dependent financial assets, including loans where foreclosure is probable, the allowance for credit losses is based on the fair value of the underlying collateral. For the Company’s available-for-sale securities, the Company evaluates an estimate for credit losses only when the fair value of the available-for-sale security is below its amortized cost basis.

The Company’s approach to estimating an allowance for credit losses is complex and incorporates significant judgments. In addition to a security, an asset class, or issuer-specific credit fundamentals, it considers relevant historical information

Item 1A. Risk Factors
(e.g. loss statistics), current market conditions and reasonable and supportable micro and macroeconomic forecasts. The Company's management updates its expected credit loss assumptions regularly as conditions change and as new information becomes available and reflects expected credit losses in the Company's earnings when considered necessary. Furthermore, additional credit losses may need to be taken in the future. Historical trends may not be indicative of future expectations of credit losses. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

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

For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, credit-related losses, or changes in foreign exchange rates, negatively impacting Aflac Japan's earnings and corresponding dividend and capital deployment.

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

Item 1A. Risk Factors
Further, the Company has agreements with various Japanese financial institutions for the distribution of its insurance products. For example, at December 31, 2025, the Company had agreements with 358 banks to market Aflac's products in Japan. Sales through these banks represented 3.3% of Aflac Japan's new annualized premium sales in 2025. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.

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

The Company's sales, results of operations and financial condition could be materially adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network of sales associates, brokers, other distribution partners and employees. In the U.S., competition exists for sales associates and brokers with demonstrated ability. Further, low rates of unemployment, such as those currently reflected in the U.S. employment market, tend to make it more difficult for Aflac U.S. to maintain its network of sales associates. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, such as Japan Post Group, which in recent periods has accounted for a significant portion of Aflac Japan's total sales.

The Company competes with other insurers and financial institutions primarily on the basis of its products, compensation, support services and financial rating. The Company's sales associates, brokers and other distribution partners are independent contractors and may sell products of its competitors. If the Company's competitors offer products that are more attractive, or pay more competitive commissions than the Company does, any or all of these distribution partners may concentrate their efforts on selling the Company's competitors' products instead of the Company's. In addition to the Company's commissioned sales force in the U.S., Aflac has expanded its sales leadership team to include a salaried sales force of over 200 market directors and broker sales professionals. The Company's inability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, could have a material adverse effect on the Company's sales, results of operations and financial condition.

Additionally, as the Japan and U.S. employment markets continue to evolve, there is risk that the Company's practices regarding attracting, developing, and retaining employees may not be fully effective. Employees may leave the Company or choose other employers over the Company due to various factors, including a competitive labor market. Although Aflac U.S. has not experienced any material labor shortage to date, it has experienced elevated levels of workforce turnover and there has been an overall tightening of, and increased competition within, the U.S. labor market. These conditions, together with higher levels of inflation may result in increased operating expenses. A sustained labor shortage or continuing elevated turnover rates within the Aflac U.S. workforce, due to labor market factors or the state of the U.S. economy, could lead to increased costs of the day-to-day operation of the Aflac U.S. business, the inability to hire and retain employees, or the outsourcing of certain operations. Failure to successfully meet and maintain sufficient levels of employees may diminish the Company's ability to achieve its financial and compliance objectives, both of which are time consuming and personnel-intensive.

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

Item 1A. Risk Factors
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

The Company stores confidential policyholder, employee, agent, broker, and other proprietary information on its information technology systems. The Company also depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. The Company’s information technology and other systems, as well as those of third-party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches, social engineering, phishing, web application attacks, computer viruses or other malicious codes, or other cyber-related attacks, that may result in the failure to adequately maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information. The risk of a cybersecurity incident impacting business operations has grown as third parties continue to develop new and highly sophisticated methods of attack. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten the Company's cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate.

The Company and its third-parties or vendors have and may continue to experience outages or cyber-related attacks that disrupt the operations or impact the confidentiality, availability or integrity of information, which may result in operational, legal, regulatory or financial harm. Furthermore, depending upon the type of attack, it could impact the confidentiality, integrity and/or availability of IT systems and data, disrupting business operations and resulting in the loss of consumer confidence. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable, and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these, including the June 2025 cyber incident where the Company became aware of the exfiltration of certain personal information relating to a substantial number of customers, beneficiaries, employees, agents, and other individuals in the Company’s U.S. business, could adversely affect the Company's financial condition or results of operations due to incurred costs and remediation. Although data leakage issues the Company has experienced, as of the date of this report, have not been determined to have a reasonably likely material impact on the Company's financial condition or results of operations, the Company's security systems or processes may not prevent or mitigate future break-ins, tampering, security breaches or other cyber-related attacks. As the Company pursues IT transformation and increased cloud adoption, it inherently exposes the Company to potential cyber-related attacks.

Item 1A. Risk Factors
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

The Company could also be subject to legal risk, including government enforcement action and civil litigation, related to cyber-attacks and security breaches, which could adversely affect the Company’s business, reputation, financial condition or results of operations. In addition, the Company may be adversely impacted by reputational harm or a loss of confidence in the security and integrity of its information technology systems among customers, beneficiaries, employees, agents, and others.

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

Aflac is domiciled in Nebraska and is subject to insurance regulations that impose certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. The Nebraska insurance department also must approve service arrangements and other transactions within the affiliated group of companies. The FSA does not allow dividends or other payments from Aflac Japan unless it meets certain financial criteria as governed by Japanese corporate law. Under these criteria, dividend capacity at the Japan subsidiary is defined as total equity excluding common stock and capital reserves but reduced for net after-tax unrealized losses on available-for-sale securities.

The ability of Aflac and Aflac Japan to pay dividends or make other payments to the Parent Company could also be constrained by the Company's dependency on financial strength ratings from independent rating agencies. Any inability of the Company's subsidiaries to pay dividends or make other payments to the Parent Company could have a material adverse effect on the Company's financial condition and results of operations.

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

Item 1A. Risk Factors
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

Item 1A. Risk Factors
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

Various state laws in the U.S. address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data. HIPAA requires the Company to impose privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). A number of states, including California and New York, have adopted and continue to expand their privacy and cybersecurity laws and regulations in recent years. Additionally, the U.S. Congress and many states are considering new privacy and security requirements that would apply to the Company's business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on the Company's business models, the development of new administrative processes, and the effects of potential noncompliance by the Company's business associates. They also may impose further restrictions on the Company's collection, disclosure and use of customer identifiable data that are housed in one or more of the Company's administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential customer information, whether by the Company or by one of its third parties, could have a material adverse effect on the Company's business, reputation, brand and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding the Company's privacy and security practices; adverse actions against the Company's licenses to do business; and injunctive relief.

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

The Company's insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues and terrorism or other acts of violence. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce its profitability or harm the Company's financial condition, as well as affect its ability to write new business. In addition, such events may lead to periods of voluntary or required premium grace periods, which may lead to volatility in lapse rates and related premiums. Any resulting or coincidental economic effects could impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. These catastrophic events may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the 2026 Outlook section of Item 7. MD&A.

Additionally, the Company's operations, as well as those of its vendors, service providers and counterparties, may be adversely affected by such catastrophic events to the extent they disrupt the Company's physical infrastructure, human resources or systems that support its businesses and customers. Although the Company has a global crisis management framework to minimize the business disruption from a catastrophic event, such framework may not be effective to avoid an adverse impact to the Company from such an event. While the assessment of risks related to climate change are part of the Company's credit review process, climate change-related risks may adversely impact the value of the securities that

Item 1A. Risk Factors
the Company holds. Further, the Company cannot predict the effects that any legal or regulatory changes made in response to climate change concerns or major public health issues would have on the Company's business.

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

The Company’s senior officers, including its Global Chief Information Security Officer (GCISO), are responsible for the operation of the global information security program and communicate quarterly with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, risks associated with current and evolving threats, and recommendations for changes in the information security program. The global information security program includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to cybersecurity incidents. This framework establishes a protocol to report certain incidents to the GCISO and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements, and communicating with the Board of Directors as appropriate. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director and/or the Chair of the Audit and Risk Committee. The above framework tracks and allows team members to monitor each incident throughout its lifecycle to help ensure the Company is informed about cybersecurity incidents as they are mitigated and remediated. Post-incident reviews are also performed as appropriate to identify potential additional controls that may feasibly be implemented to help prevent recurrence.

As a part of the global information security program, an enterprise cybersecurity risk assessment is performed annually in coordination with the GCISO to identify and assess cybersecurity risks and mitigating controls. The assessment results are incorporated into a risk register managed by the Company’s overall enterprise risk management group to integrate the risks into the overall risk management processes. The Company engages with independent firms to conduct operational control assessments, which cover information protection. Periodically, the Company engages independent consultants to review certain aspects of the cyber program. Additionally, the Company performs third-party risk assessments to evaluate security controls and identify inherent and residual risks associated with third-party engagements. Issues identified during third-party risk assessments are documented and escalated to Company management through an established committee structure based on the risk ratings associated with each issue.

The Company also utilizes professionals from the Company’s legal team and GCISO's leadership team, a majority of whom have specialized skills and knowledge in cybersecurity risk management based on their prior work experience and relevant industry certifications, such as Certified Information Systems Security Professional and Certified Information Security Manager, to assist in employee awareness and training, as well as assessing cybersecurity risks, materiality of cybersecurity incidents and disclosures of the same. Specifically, the GCISO has security experience in the public sector and private sector financial services industry holding positions in areas such as business continuity, information assurance, and technology risk management as well as being a Certified Information Systems Security Professional, Certified Information Security Manager and Certified Project Manager as well as being certified in Risk and Information

Item 1B. Unresolved Staff Comments
Systems Control. The GCISO and the senior security leadership team have an average of over 20 years of experience in the field of cybersecurity.

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that occurred during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K.

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

ITEM 2. PROPERTIES

In Tokyo, Japan, the Company has two primary campuses. The first campus includes a building, owned by the Company, for the customer call center, the claims department, the information technology departments, and a training facility. This campus also includes a leased property, which houses Aflac Japan's policy administration and customer service departments. The second campus comprises leased office space, which serves as Aflac Japan's headquarters and houses administrative and investment support functions. The Company also leases additional office space in Tokyo, along with regional offices located throughout the country.
In the U.S., the Company owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. The Company leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance); in New York, New York, which houses the Company's Global Investment division; in Tampa, Florida, which houses the Company's ABS subsidiary; and in Windsor, Connecticut and Plantation, Florida, which house the operations of the Company's group life, disability and absence management business. The Company leases other administrative office space throughout the U.S., the United Kingdom, and Bermuda.
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

Holders

As of February 16, 2026, there were 75,463 holders of record of the Company's common stock.

Dividends

For a summary of dividends paid to shareholders in 2025 and 2024 and potential restrictions on the Company's ability to pay future dividends, see the Liquidity and Capital Resources section of Item 7. MD&A.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Performance Graph
The following graph compares the five-year performance of the Company's common stock to the Standard & Poor's 500 (S&P 500) Index and the Standard & Poor's 500 Life and Health Insurance (S&P 500 Life and Health Insurance) Index. The S&P 500 Life and Health Insurance Index includes: Aflac Incorporated, Globe Life Inc., MetLife, Inc., Principal Financial Group, Inc. and Prudential Financial, Inc.

Performance Graphic Index
December 31,

	2020	2021	2022	2023	2024	2025
Aflac Incorporated	100.00	134.56	170.03	199.58	255.62	278.50
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Life & Health Insurance	100.00	136.68	150.82	157.83	189.87	201.00
Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the year ended December 31, 2025, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,698,784		$104.83	2,698,784	44,618,770
February 1 - February 28	3,230,149		104.37	2,835,980	41,782,790
March 1 - March 31	2,965,821		108.23	2,961,981	38,820,809
April 1 - April 30	2,066,573		106.68	2,066,573	36,754,236
May 1 - May 31	3,421,623		104.89	3,420,321	33,333,915
June 1 - June 30	2,431,870		102.92	2,428,908	30,905,007
July 1 - July 31	0		0.00	0	30,905,007
August 1 - August 31	4,346,516		106.09	4,346,516	126,558,491
September 1 - September 30	4,989,921		108.13	4,984,848	121,573,643
October 1 - October 31	2,098,587		109.26	2,098,587	119,475,056
November 1 - November 30	2,393,020		111.96	2,392,998	117,082,058
December 1 - December 31	2,761,491		109.83	2,758,014	114,324,044
Total	33,404,355	(1)	$106.93	32,993,510	114,324,044	(2)
(1) During the year ended December 31, 2025, 410,845 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at December 31, 2025, consisted of 14,324,044 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022 and 100,000,000 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2025.

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

The Company has elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025, for reference to discussions of the year ended December 31, 2023, the earliest of the three years presented. Amounts reported in this MD&A may not foot due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Performance Highlights

For the full year of 2025, total revenues were down 9.3% to $17.2 billion, compared with $18.9 billion for the full year of 2024, primarily due to net investment losses of $572 million in 2025 compared with net investment gains of $1.3 billion in 2024. Net earnings were $3.6 billion, or $6.82 per diluted share, for the full year of 2025, compared with $5.4 billion, or $9.63 per diluted share, for the full year of 2024.

Net earnings in 2025 included net investment losses of $572 million, compared with net investment gains of $1.3 billion in 2024. Net investment losses in 2025 included $467 million of net losses from certain derivative and foreign currency gains or losses; an increase in credit loss allowances of $191 million and $6 million of impairments; offset by a $72 million gain from an increase in the fair value of equity securities and $20 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) in 2025 was 149.32, or 1.1% stronger than the rate of 150.97 in 2024.

Adjusted earnings(2) for the full year of 2025 were $4.0 billion, or $7.49 per diluted share, compared with $4.1 billion, or $7.21 per diluted share, in 2024. The stronger yen/dollar exchange rate positively impacted adjusted earnings per diluted share by $.04.

In 2025, Aflac Incorporated repurchased $3.5 billion, or 33.0 million of its common shares. At December 31, 2025, the Company had 114.3 million remaining shares authorized for repurchase.

Shareholders’ equity was $29.5 billion, or $56.85 per share, at December 31, 2025, compared with $26.1 billion, or $47.45 per share, at December 31, 2024. Shareholders’ equity at December 31, 2025 included a cumulative increase of $8.0 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $2.0 billion at December 31, 2024, and a net unrealized loss on investment securities and derivatives of $1.8 billion, compared with a net unrealized gain of $4 million at December 31, 2024. Shareholders’ equity at December 31, 2025 also included an unrealized foreign currency translation loss of $4.8 billion, compared with an unrealized foreign currency translation loss of $5.0 billion at December 31, 2024. The annualized return on average shareholders’ equity in 2025 was 13.1%.

Shareholders’ equity excluding accumulated other comprehensive income (adjusted book value(2)) was $28.0 billion, or $54.06 per share, at December 31, 2025, compared with $29.1 billion, or $52.87 per share, at December 31, 2024. Adjusted book value excluding foreign currency remeasurement(2) was $22.1 billion, or $42.66 per share, at December 31, 2025, compared with $23.4 billion, or $42.46 per share, at December 31, 2024. The annualized adjusted return on equity excluding foreign currency remeasurement(2) in 2025 was 17.6%.

(1) Yen/dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).
(2) See the Results of Operations section of this MD&A for a definition of this non-U.S. GAAP financial measure.

Cyber Incident

As previously disclosed, the Company identified an incident involving unauthorized access to a limited number of its systems in the U.S. on June 12, 2025. The Company promptly initiated its cybersecurity incident response protocols and believes it contained the unauthorized access within hours. The Company's systems were not affected by ransomware, and the Company remained able to serve its policyholders and underwrite policies, review claims, and otherwise service customers as usual.

The Company is aware of the exfiltration of certain data including claims information, health information, social security numbers and/or other personal information relating to a substantial number of customers, beneficiaries, employees, agents, and other individuals in the Company’s U.S. business. In December 2025, the Company completed a detailed review of the potentially impacted files and determined that personal information associated with approximately 22.65 million individuals was involved, and began notifying impacted individuals and regulatory authorities as required by applicable laws.

Based on the information currently available, as of the date of this report, the Company does not believe that the incident is reasonably likely to have a material impact on the Company’s financial condition or results of operations. The Company continues to assess the financial impact of the cybersecurity incident, including how much of the financial impact will be covered by insurance. As a result of the cybersecurity incident, the Company has incurred certain costs and may,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
depending on future developments, incur additional costs, including but not limited to: costs to provide credit monitoring, identity theft protection, and Medical Shield to impacted individuals and maintain a call center related to the provision of such services; incident response costs; expenses arising from potential litigation, governmental investigations, or enforcement actions; expenses related to compliance, finance, and legal advisory services; elevated cybersecurity insurance premiums; and costs incurred in meeting evolving legal and regulatory requirements concerning cybersecurity governance, monitoring, and disclosure. The costs associated with the incident to date, including the cost to investigate and respond to the incident as well as related legal and other professional services, resulted in a slight increase to the Company's expenses and are recorded in the insurance and other expenses line in the consolidated statement of earnings.

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

Demographics

Aflac Japan Segment

With Japan’s aging population and the rise in healthcare costs, supplemental health care insurance products remain attractive. Additionally, as Japan enters an era of 100-year lifespans, customers' needs for asset formation and retirement coverage, including nursing care, are increasing. Japan’s existing customers and potential customers seek products that are easily understood, affordable and accessible via digital platforms.

Aflac U.S. Segment

Customer demographics continue to shift, generating new opportunities across various consumer groups, including millennials and diverse cultural communities. As customer expectations and preferences change, trends indicate that both existing and potential customers seek affordable options that are easily understood and accessible via digital platforms. Furthermore, the insurance industry continues to be impacted by the financial security requirements and healthcare demands of the aging baby boomer generation.

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

2026 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth and maintain solid pretax profit margins while exercising tactical capital deployment. The Company's approach to pursue growth is through product development and distribution expansion, along with enhanced efficiency through technological upgrades and operational refinement.

The Company's objectives in 2026 include preserving solid pretax profit margins with increased sales production achieved through the ongoing promotional efforts for products launched in 2025 in Aflac Japan and continued growth initiatives across both its Aflac Japan and Aflac U.S. segments. The Company believes this strategy positions it for future growth

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
and efficiency while defending and leveraging its market-leading position, powerful brand recognition and varied distribution in Japan and the U.S.

In November 2025, the board of directors announced a 5.2% increase in the quarterly cash dividend, effective with the first quarter of 2026. The Company intends to maintain strong capital ratios in Aflac Japan and Aflac U.S. in support of its commitment to shareholder dividends while remaining tactical in its deployment of capital in the form of share repurchases and opportunistic investments. The Company's target range for economic solvency ratio (ESR) is 170% to 230% for Aflac Japan and a target combined RBC range of 350% to 450%, over time, for Aflac U.S., which are consistent with the Company's risk management practices.

Aflac Japan Segment
For 2026, the Company expects Aflac Japan to generate a benefit ratio in the range of 60% to 63% driven by favorable trends in morbidity experience, new product launches featuring lower benefit ratios, and the premium shift over recent years from first sector savings products to third sector cancer and medical products, as well as first sector protection products. The Company expects Aflac Japan to generate an expense ratio in the range of 20% to 23% reflecting continued growth and strategic initiatives. The Company also expects that benefit and expense ratios will continue to experience some level of revenue pressure due to the impact of paid-up policies and internal reinsurance transactions.

Aflac U.S. Segment
For 2026, the Company expects Aflac U.S. to generate a benefit ratio in the range of 48% to 52% driven by growth in life, disability, and dental and vision insurance products, all of which typically carry higher benefit ratios. The Company expects Aflac U.S. to generate an expense ratio in the range of 36% to 39%. However, continued revenue growth associated with these products is expected to decrease expense ratios over time.

Corporate and other
The Company's objectives for Corporate and other in 2026 include achieving solid pretax adjusted earnings, assuming that U.S. interest rates remain stable and excluding the impact of tax credit investments, as tax benefits are recognized in a corresponding lower income tax expense.

For important disclosures applicable to statements made in this 2026 Outlook, please see the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and this Item 7. MD&A.

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

Due to the size of Aflac Japan, where the functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on reported results. In periods when the Japanese yen weakens, translating Japanese yen into U.S. dollars results in fewer U.S. dollars being reported. When the Japanese yen strengthens, translating Japanese yen into U.S. dollars results in more U.S. dollars being reported. Consequently, Japanese yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while Japanese yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. A significant portion of the Company’s business is conducted in Japanese yen and never converted into U.S. dollars but translated into U.S. dollars for U.S. GAAP reporting purposes, which results in foreign currency impact to earnings, cash flows and book

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
value on a U.S. GAAP basis. Management evaluates the Company's financial performance both including and excluding the impact of foreign currency translation to monitor, respectively, cumulative currency impacts and the currency-neutral operating performance over time. The average yen/dollar exchange rate is based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

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

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency derivatives to hedge certain foreign currency exchange risks in the Company's Japan segment or in Corporate and other. These amortized hedge costs/income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight-line basis over the contractual term of the derivative. The Company believes that amortized hedge costs/income measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

•Adjusted earnings excluding current period foreign currency impact are computed using the average foreign exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by foreign exchange rate changes. Adjusted earnings per diluted share excluding current period foreign currency impact is adjusted earnings excluding current period foreign currency impact divided by the weighted average outstanding diluted shares for the period presented. The Company considers adjusted earnings excluding current period foreign currency impact and adjusted earnings per diluted share excluding current period foreign currency impact important because a significant portion of the Company's business is conducted in Japan and foreign exchange rates are outside management’s control; therefore, the Company believes it is important to understand the impact of translating foreign currency (primarily Japanese yen) into U.S. dollars. The most comparable U.S. GAAP financial measures for adjusted earnings excluding current period foreign currency impact and adjusted earnings per diluted share excluding current period foreign currency impact are net earnings and net earnings per share, respectively.

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

•Adjusted return on equity is annualized adjusted earnings divided by average shareholders’ equity, excluding accumulated other comprehensive income. Management uses adjusted return on equity to evaluate the financial performance of the Company’s insurance operations on a consolidated basis and believes that a presentation of this financial measure is vitally important to an understanding of the underlying profitability drivers and trends of the Company’s insurance business. The Company considers adjusted return on equity important as it excludes components of accumulated other comprehensive income, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity is return on equity as determined using annualized net earnings and average total shareholders’ equity.

•Adjusted return on equity excluding foreign currency remeasurement is annualized adjusted earnings divided by average shareholders’ equity, excluding both accumulated other comprehensive income and the cumulative (beginning January 1, 2021) foreign currency gains/losses associated with i) foreign currency remeasurement and ii) sales and redemptions of invested assets. The Company considers adjusted return on equity excluding foreign currency remeasurement important because it excludes both accumulated other comprehensive income and the cumulative foreign currency remeasurement gains/losses, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity excluding foreign currency remeasurement is return on equity as determined using annualized net earnings and average total shareholders’ equity.

•U.S. dollar-denominated investment income excluding foreign currency impact represents amounts excluding foreign currency impact on U.S. dollar-denominated investment income using the average foreign exchange rate for the comparable prior year period. The Company considers U.S. dollar-denominated investment income excluding foreign currency impact important as it eliminates the impact of foreign currency changes on the Aflac Japan segment results, which are outside management’s control. The most comparable U.S. GAAP financial measure for U.S. dollar-denominated investment income excluding foreign currency impact is the corresponding net investment income amount from the U.S. dollar denominated investments translated to yen.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP financial measures of net earnings and net earnings per diluted share, respectively, for the years ended December 31.
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	2025	2024	2025	2024
Net earnings	$3,646	$5,443	$6.82	$9.63
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	375	(1,495)	.70	(2.65)
Other and non-recurring (income) loss	54	23	.10	.04
Income tax (benefit) expense on items excluded from adjusted earnings	(67)	101	(.13)	.18
Adjusted earnings	4,008	4,072	7.49	7.21
Current period foreign currency impact (2)	(19)	N/A	(.04)	N/A
Adjusted earnings excluding current period foreign currency impact	$3,989	$4,072	$7.46	$7.21
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

The following table is a reconciliation of items impacting adjusted net investment (gains) losses to the most directly comparable U.S. GAAP financial measure of net investment (gains) losses for the years ended December 31.

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

(In millions)	2025	2024
Net investment (gains) losses	$572	$(1,271)
Items impacting net investment (gains) losses:
Amortized hedge costs	(45)	(26)
Amortized hedge income	98	113
Net interest income (expense) from derivatives associated with certain investment strategies	(252)	(338)
Impact of interest from derivatives associated with notes payable	2	27
Adjusted net investment (gains) losses	$375	$(1,495)

The Company's investment strategy is to invest primarily in fixed maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. This investment strategy incorporates asset-liability matching to align the expected cash flows of the portfolio to the needs of the Company's liability structure. The Company does not purchase securities with the intent of generating investment gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of the Company's insurance products.

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

Securities transactions include gains and losses from sales and redemptions of investments where the amount received is different from the amortized cost of the investment. Credit losses include losses for held-to-maturity securities, available-for-sale securities, loan receivables, loan commitments and reinsurance recoverables. Changes in the fair value of equity securities are the result of gains or losses driven by fluctuations in market prices.

Certain Derivative and Foreign Currency Activities

The Company's derivative activities include:

•foreign currency forwards and options used in hedging foreign currency exchange risk on U.S. dollar-denominated investments held by Aflac Japan, with options used on a standalone basis and/or in a collar strategy;
•foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in Japanese yen and hedge the Company's long-term exposure to a weakening Japanese yen;
•foreign currency swaps used to economically hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies held by Aflac Japan;
•cross-currency swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures;
•foreign currency swaps that are associated with variable interest entity (VIE) bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary;
•foreign currency forwards used to economically hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies held by Aflac Japan;
•interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments;
•interest rate swaptions (swaptions) used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale securities; and
•bond purchase commitments at the inception of investments in consolidated VIEs.

Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting.

The Company also excludes from adjusted earnings the accounting impacts of foreign currency remeasurement associated with changes in the foreign exchange rate.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In 2025, as part of the U.S. defined benefit plan freeze effective January 1, 2024, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in 2025. The settlement charge was both unusual and non-recurring; therefore, the Company excluded the settlement charge from adjusted earnings.

In 2024, as part of the U.S. defined benefit plan freeze effective January 1, 2024, the Company offered lump sum payments to certain participants. The lump sum payments were distributed in the fourth quarter of 2024 and resulted in a settlement charge of $18 million in 2024 due to the payments being greater than the settlement threshold. The settlement charge was both unusual and non-recurring and unrelated to other recurring benefit costs associated with the plan; therefore, the Company excluded the settlement charge from adjusted earnings.

Foreign Currency Translation

Aflac Japan’s premiums and a significant portion of its investment income are received in Japanese yen, and its claims and most expenses are paid in Japanese yen. Aflac Japan purchases Japanese yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to Japanese yen, to support Japanese yen-denominated policy liabilities. Japanese yen-denominated income statement accounts are translated to U.S. dollars using the weighted average yen/dollar foreign exchange rate for the reporting period, except realized gains and losses on securities transactions which are translated at the foreign exchange rate on the trade date of each transaction. Japanese yen-denominated balance sheet accounts are translated to U.S. dollars using the spot yen/dollar exchange rate at the end of the reporting period.

In recent periods, the Japanese yen has weakened against the U.S. dollar. Although the Company is unable to predict the timing or extent of future movements of the yen/dollar exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of Japanese yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Part I, Item 1A. Risk Factors for more information.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 19.6% in 2025 and 15.2% in 2024. The combined effective tax rate differs from the U.S. statutory rate primarily due to the impact of tax credits from federal historic rehabilitation and solar investments in partnerships and the exclusion of foreign currency translation gains and losses on certain Aflac Japan U.S. dollar-denominated investments held in the Delaware Statutory Trust. Total income taxes were $887 million in 2025 and $974 million in 2024. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

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

The following table is a reconciliation of items impacting adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share to the most directly comparable U.S. GAAP financial measures of book value and book value per common share, respectively, for the years ended December 31.

(In millions, except for share and per-share amounts)	2025	2024
U.S. GAAP book value	$29,490	$26,098
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,847)	(4,998)
Unrealized gains (losses) on securities and derivatives	(1,822)	4
Effect of changes in discount rate assumptions	8,035	2,006
Pension liability adjustment	86	10
Total accumulated other comprehensive income	1,452	(2,978)
Adjusted book value	28,038	29,076
Foreign currency remeasurement gains (losses)	5,910	5,725
Adjusted book value excluding foreign currency remeasurement	22,128	23,351

Number of shares outstanding at end of period	518,690	549,964

U.S. GAAP book value per common share	$56.85	$47.45
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(9.34)	(9.09)
Unrealized gains (losses) on securities and derivatives per common share	(3.51)	.01
Effect of changes in discount rate assumptions per common share	15.49	3.65
Pension liability adjustment per common share	.17	.02
Total accumulated other comprehensive income per common share	2.80	(5.41)
Adjusted book value per common share	54.06	52.87
Foreign currency remeasurement gains (losses) per common share	11.39	10.41
Adjusted book value excluding foreign currency remeasurement per common share	42.66	42.46

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

	2025	2024
U.S. GAAP return on equity - net earnings (1)	13.1%	22.6%
Impact of excluding unrealized foreign currency translation gains (losses)	(2.6)	(3.6)
Impact of excluding unrealized gains (losses) on securities and derivatives	(.5)	.4
Impact of excluding effect of changes in discount rate assumptions	2.6	(.2)
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	(.4)	(3.4)
U.S. GAAP return on equity less accumulated other comprehensive income	12.8	19.2
Differences between adjusted earnings and net earnings (2)	1.3	(4.8)
Adjusted return on equity - reported	14.0	14.4
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	3.6	2.9
Adjusted return on equity excluding foreign currency remeasurement	17.6	17.3
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
RESULTS OF OPERATIONS BY SEGMENT
U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, reinsurance activities, including internal reinsurance activity with Aflac Re, and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other. See Item 1. Business for a summary of each segment's products and distribution channels.

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
•Portfolio Book Yield
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
Aflac Japan Summary of Operating Results

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2025	2024	2025	2024
Net earned premiums (1)	$6,744	$6,930	¥1,009	¥1,050
Net investment income: (2)
Yen-denominated investment income	894	879	134	133
U.S. dollar-denominated investment income	1,732	1,849	259	281
Net investment income	2,626	2,727	393	414
Amortized hedge costs	45	26	7	4
Adjusted net investment income	2,581	2,701	386	410
Other income (loss)	32	28	5	4
Total adjusted revenues	9,357	9,659	1,399	1,464
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	4,528	4,761	678	721
Reserve remeasurement (gains) losses	(529)	(444)	(79)	(64)
Total benefits and claims, net	3,999	4,317	599	657
Adjusted expenses:
Amortization of deferred policy acquisition costs	323	321	48	49
Insurance commissions	427	435	64	66
Insurance and other expenses	1,168	1,092	175	165
Total adjusted expenses	1,918	1,848	287	280
Total benefits and adjusted expenses	5,917	6,165	886	936
Pretax adjusted earnings	$3,440	$3,494	¥514	¥528
Weighted-average yen/dollar exchange rate	149.32	150.97	—	—
Percentage change over previous period:
Net earned premiums	(2.7)%	(13.9)%	(3.9)%	(6.9)%
Adjusted net investment income	(4.4)	4.6	(5.9)	12.1
Total adjusted revenues	(3.1)	(9.4)	(4.4)	(2.3)
Total benefits and claims, net	(7.4)	(18.7)	(8.8)	(11.8)
Total adjusted expenses	3.8	(12.7)	2.6	(5.8)
Pretax adjusted earnings	(1.5)	8.0	(2.7)	15.5
(1) Includes a gain (loss) of $(52) and $(81) in 2025 and 2024, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(228) and $(305) in 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In 2025, operating results in Japanese yen terms compared to the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥21 billion related to the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and approximately ¥15 billion from limited-pay products reaching premium paid-up status. Net earned premiums also reflect a remeasurement loss of approximately ¥8 billion related to assumption updates of the deferred profit liability for limited-payment contracts in the third quarter of 2025, compared to a remeasurement loss of approximately ¥11 billion in the third quarter of 2024.
•Adjusted net investment income decreased primarily due to lower floating rate income from U.S. dollar-denominated investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily due to ¥68 billion of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of approximately ¥50 billion in the third quarter of 2024, as well as the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024.
•Total adjusted expenses increased primarily due to higher technology and sales-related expenses, partially offset by the impact of the internal cancer reinsurance transaction with Aflac Re established in the fourth quarter of 2024 and an increase in the capitalization of deferred policy acquisition costs resulting from higher sales.
•Pretax adjusted earnings decreased primarily due to the decrease in total adjusted revenues, partially offset by the decrease in total benefits and claims.

Annualized premiums in force at December 31, 2025 were ¥1.18 trillion, compared with ¥1.21 trillion at December 31, 2024. The decrease in annualized premiums in force in Japanese yen of 2.5% in 2025 and 3.0% in 2024 was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into U.S. dollars at respective year-end foreign exchange rates, were $7.5 billion at December 31, 2025, compared with $7.6 billion at December 31, 2024.

As of December 31, 2025, Aflac Japan exceeded 22 million individual policies in force in Japan, with approximately 14 million cancer policies in force in Japan.

Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse dual-currency securities (Japanese yen-denominated fixed maturity securities with dollar coupon payments). In years when the Japanese yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into Japanese yen lowers growth rates for net investment income, total adjusted revenues and pretax adjusted earnings in Japanese yen terms. In years when the Japanese yen weakens, translating U.S. dollar-denominated investment income into Japanese yen magnifies growth rates for net investment income, total adjusted revenues and pretax adjusted earnings in Japanese yen terms.

The following table illustrates the effect of translating Aflac Japan's U.S. dollar-denominated investment income and related items into Japanese yen by comparing certain segment results with those that would have been reported had foreign exchange rates remained unchanged from the prior year. Amounts excluding foreign currency impact on U.S. dollar-denominated investment income were determined using the average foreign exchange rate for the comparable prior year period. See non-U.S. GAAP financial measures defined above.

Aflac Japan Percentage Changes Over Prior Year
(Japanese Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	2025	2024	2025	2024
Adjusted net investment income	(5.9)%	12.1%	(5.3)%	6.5%
Total adjusted revenues	(4.4)	(2.3)	(4.2)	(3.7)
Pretax adjusted earnings	(2.7)	15.5	(2.2)	11.1

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a summary of operating ratios in Japanese yen terms for Aflac Japan for the years ended December 31 followed by a discussion of the significant drivers of changes in operating ratios in Japanese yen compared to the previous year.

Ratios to total adjusted revenues:	2025	2024
Total benefits and claims, net	42.8%	44.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.5	3.3
Insurance commissions	4.6	4.5
Insurance and other expenses	12.5	11.3
Total adjusted expenses	20.5	19.1
Pretax adjusted earnings	36.7	36.0
Ratios to total premiums:
Total benefits and claims, net	59.3%	62.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.8	4.6

•In 2025, the total benefits and claims to total premiums ratio decreased primarily due to lower benefits resulting from assumption updates in the third quarter of 2025.
•The total adjusted expense ratio increased in 2025 primarily due to a year-over-year decrease in total adjusted revenues and an increase in total adjusted expenses.
•In total, the pretax adjusted profit margin increased in 2025 primarily due to the lower benefit ratio.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of December 31.

	2025	2024
Premium persistency	93.1%	93.4%

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2025	2024	2025	2024
New annualized premium sales	$498	$422	¥74.4	¥64.1
Increase (decrease) over prior period	18.1%	(2.2)%	16.0%	5.6%

In 2025, the increase in new annualized premium sales on a Japanese yen basis was driven primarily by continued strong sales of the new cancer insurance product, Miraito, as well as sales of Tsumitasu.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2025	2024
Cancer	67.2%	57.5%
Medical and other health	11.9	16.1
Life insurance:
Traditional life (1)	19.1	23.0
WAYS	1.1	2.2
Child endowment	.1	.2
Other	.6	1.0
Total	100.0%	100.0%
(1) Includes term life, whole life and Tsumitasu

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and other products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the cancer and medical insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Additionally, the Company believes that sales of first sector products, including Tsumitasu, WAYS and Child Endowment, position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the years ended December 31.

	2025	2024
Independent corporate and individual	47.5%	48.2%
Affiliated corporate (1)	49.2	48.6
Bank	3.3	3.2
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

In 2025, Aflac Japan recruited 236 new sales agencies. At December 31, 2025, Aflac Japan was represented by approximately 6,300 sales agencies, with approximately 112,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At December 31, 2025, Aflac Japan had agreements to sell its products at 358 banks, approximately 90% of the total number of banks in Japan.

Strategic Alliance with Japan Post Holdings

On May 10, 2024, the Parent Company reported that the shares owned by the J&A Alliance Trust (Trust) represented, in aggregate, 20% of the voting power of the Parent Company's common stock. The Shareholders Agreement, entered into on February 28, 2019, by the Parent Company, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation, solely in its capacity as trustee of the Trust and General Incorporated Association J&A Alliance, provides voting restrictions that require the Trust to vote (i) all shares representing voting rights in excess of 20% of the voting rights in the Parent Company and (ii) all of its shares in connection with a change in control transaction, in each case, in a manner proportionally equal to votes of shares not beneficially owned by the Trust. Japan Post Holdings Co., Ltd. does not have a board seat on the Parent Company’s board of directors and does not have rights to control, manage or intervene in the management of the Parent Company. According to a Form 13F filed by Japan Post Holdings with the SEC on January 27, 2026, Japan Post Holdings owned 52.3 million Aflac Incorporated common shares as of December 31, 2025.

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

Aflac Japan Investments

The level of investment income in Japanese yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income and other factors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
As part of the Company's portfolio management and asset allocation process, Aflac Japan primarily invests in Japanese yen- and U.S. dollar-denominated investments. Aflac Japan's Japanese yen-denominated investments primarily consist of JGBs, public and private fixed maturity securities and equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments, loan receivables, and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan invests in both publicly traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency derivatives to economically hedge the foreign currency exchange risk on the fair value of a portion of the U.S. dollar-denominated investments.

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2025	2024
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$5,122	$0
Private placements	182	131
Other fixed maturity securities	165	290
Equity securities	497	407
Commercial mortgage and other loans:
Other loans	25	0
Other investments	48	28
Total yen-denominated	6,039	856

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	4,035	2,532
Infrastructure debt	178	291
Collateralized loan obligations	74	30
Equity securities	1	0
Commercial mortgage and other loans:
Transitional real estate loans	33	79
Middle market loans	1,064	987
Other loans	110	74
Other investments	390	349
Total U.S. dollar-denominated	5,885	4,342

Other currencies:
Fixed maturity securities:
Infrastructure debt	52	26
Private placements	1	0
Other fixed maturity securities	66	0
Commercial mortgage and other loans:
Other loans	26	47
Other investments	12	5
Total other currencies	157	78
Total Aflac Japan purchases	$12,081	$5,276

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 1 and 3 of the Notes to the Consolidated Financial Statements for additional information regarding loans and loan receivables.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Funds available for investment include cash flows from operations, investment income and funds generated from maturities, redemptions, securities lending and other securities transactions. Securities lending is also used from time to time to accelerate the availability of funds for investment. Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to the Company's investment policy guidelines.

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31

	2025	2024
Total purchases for the period (in millions) (1)	$11,631	$4,894
New money yield (1),(2)	4.17%	6.11%
Return on average invested assets (3)	3.22	3.33
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.26%	3.22%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in 2025 was primarily due to higher allocations to lower yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

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
Aflac U.S. Summary of Operating Results

(In millions)	2025	2024
Net earned premiums	$5,999	$5,829
Adjusted net investment income (1)	830	847
Other income	74	63
Total adjusted revenues	6,903	6,739
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	2,969	2,821
Reserve remeasurement (gains) losses	(132)	(95)
Total benefits and claims, net	2,837	2,726
Adjusted expenses:
Amortization of deferred policy acquisition costs	551	530
Insurance commissions	564	563
Insurance and other expenses	1,530	1,501
Total adjusted expenses	2,645	2,594
Total benefits and adjusted expenses	5,482	5,320
Pretax adjusted earnings	$1,421	$1,419
Percentage change over previous period:
Net earned premiums	2.9%	2.7%
Adjusted net investment income	(2.0)	3.3
Total adjusted revenues	2.4	1.8
Total benefits and claims, net	4.1	12.1
Total adjusted expenses	2.0	(3.6)
Pretax adjusted earnings	.1	(5.5)
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(24) and $(36) in 2025 and 2024, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In 2025, operating results compared to the previous year were as follows:

•Net earned premiums increased primarily due to improved sales.
•Adjusted net investment income decreased primarily due to lower floating rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums, partially offset by the decrease in adjusted net investment income.
•Total benefits and claims increased primarily due to higher incurred claims, partially offset by $60 million of reserve remeasurement gains related to assumption updates in the third quarter of 2025, compared to reserve remeasurement gains of $11 million in the third quarter of 2024.
•Total adjusted expenses increased primarily due to a one-time technology-related expense and higher variable expenses associated with the growth in net earned premiums.
•Pretax adjusted earnings were essentially flat.

Annualized premiums in force increased 4.9% in 2025 and 3.6% in 2024. Annualized premiums in force at December 31, 2025 were $6.7 billion, compared with $6.4 billion at December 31, 2024.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31 followed by a discussion of the significant drivers of changes in operating ratios compared to the previous year.

Ratios to total adjusted revenues:	2025	2024
Total benefits and claims	41.1%	40.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	7.9
Insurance commissions	8.2	8.4
Insurance and other expenses	22.2	22.3
Total adjusted expenses	38.3	38.5
Pretax adjusted earnings	20.6	21.1
Ratios to total premiums:
Total benefits and claims	47.3%	46.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.2	9.1

•In 2025, the total benefits and claims to total premiums ratio increased primarily due to higher incurred claims.
•The total adjusted expense ratio decreased slightly in 2025 primarily due to a year-over-year increase in total adjusted revenues.
•In total, the pretax adjusted profit margin decreased in 2025 primarily due to the higher benefit ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of December 31.

	2025	2024
Premium persistency	79.2%	79.3%

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2025	2024
New annualized premium sales	$1,589	$1,543
Increase (decrease) over prior period	3.0%	(1.0)%

The increase in new annualized premium sales for Aflac U.S. in 2025 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2025	2024
Accident	18.9%	19.6%
Disability	26.4	26.3
Critical care (1)	19.8	20.9
Hospital indemnity	13.2	13.7
Dental/vision	6.2	5.3
Life	15.5	14.2
Total	100.0%	100.0%
(1) Includes cancer, critical illness and hospital intensive care products

In 2025, the Aflac U.S. sales force included an average of approximately 5,300 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aflac U.S. Investments
The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity securities, loan receivables and growth assets, including equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loan receivables.

The following table details the investment purchases for Aflac U.S. for the years ended December 31.

(In millions)	2025	2024
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$844	$654
Infrastructure debt	49	64
Collateralized loan obligations	25	12
Equity securities	0	26
Commercial mortgage and other loans:
Transitional real estate loans	9	21
Commercial mortgage loans	31	13
Middle market loans	165	133
Other loans	12	11
Other investments:
Limited partnerships	215	39
Other	21	0
Total U.S. dollar-denominated	1,371	973

Other currencies:
Other investments	4	0
Total other currencies	4	0
Total Aflac U.S. purchases	$1,375	$973

Funds available for investment include cash flows from operations, investment income and funds generated from maturities, redemptions, and other securities transactions. Purchases of securities from period to period are determined based on multiple objectives, including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to the Company's investment policy guidelines.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2025	2024
Total purchases for period (in millions) (1)	$1,156	$934
New money yield (1),(2)	6.73%	6.90%
Return on average invested assets (3)	4.94	5.00
Portfolio book yield, end of period (1),(2)	5.47%	5.58%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in 2025 was primarily due to lower short-term rates on floating rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CORPORATE AND OTHER
Changes in the pretax adjusted earnings of Corporate and other are primarily affected by internal reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other for the years ended December 31.
Corporate and Other Summary of Operating Results

(In millions)	2025	2024
Net earned premiums	$806	$680
Net investment income (loss) (1)	368	201
Amortized hedge income	98	113
Adjusted net investment income	466	314
Other income	5	13
Total adjusted revenues	1,277	1,007
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	491	426
Reserve remeasurement (gains) losses	(33)	(19)
Total benefits and claims, net	458	407
Adjusted expenses:
Interest expense	210	156
Other adjusted expenses	508	412
Total adjusted expenses	718	568
Total benefits and adjusted expenses	1,176	975
Pretax adjusted earnings	$101	$32
Percentage change over previous period:
Net earned premiums	18.5%	70.0%
Adjusted net investment income	48.4	613.6
Total adjusted revenues	26.8	118.9
Total benefits and claims, net	12.5	(12.8)
Total adjusted expenses	26.4	36.2
Pretax adjusted earnings	215.6	107.5
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $65 and $165 in 2025 and 2024, respectively, is included as a reduction to net investment income. Tax credits on these investments of $69 and $164 in 2025 and 2024, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In 2025, operating results compared to the previous year were as follows:

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
•Adjusted net investment income increased primarily due to $100 million from a lower volume of federal historic rehabilitation and solar tax credit investments, with offsetting tax benefits recognized as a corresponding lower income tax expense, and higher Aflac Re investment income of $46 million from a higher volume of assets as part of the reinsurance agreement established in the fourth quarter of 2024.
•Total adjusted revenues increased primarily due to the increases in adjusted net investment income and net earned premiums.
•Total adjusted expenses increased primarily due to $61 million from higher costs pertaining to business operations, including costs related to the ongoing response to the cybersecurity incident and legal and other professional services related thereto, higher interest expense of $54 million, and $35 million associated with internal reinsurance activity.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, partially offset by the increases in total adjusted expenses and total benefits and claims.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Parent Company invests in partnerships that specialize in rehabilitating historic structures or the installation of solar equipment in order to receive federal historic rehabilitation and solar tax credits. These investments are classified as limited partnerships and included in other investments in the consolidated balance sheets. The change in value of each investment is reported as a reduction to net investment income. Tax credits generated by these investments are reported as an income tax benefit in the consolidated statements of earnings.

INVESTMENTS

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value.

In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of Japanese yen-denominated investment assets, a U.S. dollar-denominated investment portfolio hedged back to Japanese yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity securities and growth assets, including equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The following tables detail investments by segment as of December 31.

Investment Securities by Segment

	2025
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Fixed maturity securities available-for-sale, at fair value	$44,782	$12,426	$6,913	$64,121
Fixed maturity securities held-to-maturity, at amortized cost (1)	16,120	0	0	16,120
Equity securities	632	2	253	887
Commercial mortgage and other loans: (1)
Transitional real estate loans	2,818	658	135	3,611
Commercial mortgage loans	878	565	0	1,443
Middle market loans	3,827	439	0	4,266
Other loans	373	57	15	445
Other investments:
Policy loans	172	38	0	210
Short-term investments (2)	596	223	554	1,373
Limited partnerships	3,273	536	300	4,109
Real estate owned	777	125	0	902
Other	0	28	0	28
Investment in affiliate (3)	0	1,164	(1,164)	0
Total investments	74,248	16,261	7,006	97,515
Cash and cash equivalents	2,025	829	3,391	6,245
Total investments and cash	$76,273	$17,090	$10,397	$103,760
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2024
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Fixed maturity securities available-for-sale, at fair value	$45,970	$12,296	$7,003	$65,269
Fixed maturity securities held-to-maturity, at amortized cost (1)	15,966	0	0	15,966
Equity securities	458	2	336	796
Commercial mortgage and other loans: (1)
Transitional real estate loans	3,648	866	189	4,703
Commercial mortgage loans	915	608	0	1,523
Middle market loans	3,847	436	0	4,283
Other loans	284	61	15	360
Other investments:
Policy loans	168	35	0	203
Short-term investments (2)	484	366	749	1,599
Limited partnerships	2,861	306	268	3,435
Real estate owned	570	112	0	682
Other	0	39	0	39
Investment in affiliate (3)	0	638	(638)	0
Total investments	75,171	15,765	7,922	98,858
Cash and cash equivalents	2,062	1,010	3,157	6,229
Total investments and cash	$77,233	$16,775	$11,079	$105,087
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other.

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

In 2025, the Company completed foreclosure or deed in lieu of foreclosure on TREs collateralized with commercial real estate properties with an amortized cost of $257 million. As a result of the amortized cost of the TREs exceeding the estimated fair value of the collateral upon consummating the foreclosures or deed in lieu of foreclosure transactions, the Company recognized a net loss of $10 million in net investment gains (losses) for the year ended December 31, 2025.

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

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.1%	1.5%	1.5%
AA	6.6	7.1	6.0	6.3
A	69.0	66.0	68.0	66.1
BBB	21.9	24.2	22.9	24.4
BB or lower	1.4	1.6	1.6	1.7
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2025, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2025.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$32,618	$28,434	$(4,184)
Urban Renaissance Agency	A+	156	92	(64)
KLM Royal Dutch Airlines	B+	127	88	(39)
JP Morgan Chase and Co.	A+	195	157	(38)
Lubrizol Corporation	AA	217	181	(36)
Mitsubishi Estate Co Ltd.	A	127	93	(34)
Tokyo Gas Co Ltd	A+	96	62	(34)
Prologis LP	A	145	112	(33)
West Japan Railway Company	A+	102	69	(33)
Japan Expressway Holding and Debt	A+	203	173	(30)
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
The Company's portfolio of below-investment-grade securities includes fixed maturity securities purchased while the issuer was rated investment grade plus other loans and bonds invested in as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure as of December 31.

Below-Investment-Grade Investments

	2025
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$222	$222	$224	$2
Hella KG Hueck and Co.	141	140	139	(1)
KLM Royal Dutch Airlines	128	127	88	(39)
Telecom Italia SpA	128	128	163	35
IKB Deutsche Industriebank AG	83	46	69	23
Amarok Parent LLC	25	23	25	2
CPI Property Group SA	19	19	18	(1)
Tralka Spa (Chadwick)	18	18	16	(2)
Hawaiian Electric Industries Inc.	13	13	11	(2)
Other Issuers	18	18	18	0
Subtotal (2)	795	754	771	17
High yield corporate bonds	510	403	500	97
Middle market loans	4,133	3,969	3,885	(84)
Grand Total	$5,438	$5,126	$5,156	$30
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

	2025
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$33,752	$124	$(4,442)	$29,434	41.5%
Municipalities	2,276	88	(205)	2,159	2.8
Mortgage- and asset-backed securities	4,195	244	(73)	4,366	5.2
Public utilities	6,895	592	(284)	7,203	8.5
Electric	5,457	465	(177)	5,746	6.7
Natural Gas	892	74	(80)	886	1.1
Other	546	53	(27)	571	.7
Sovereign and supranational	765	34	(22)	777	.9
Banks/financial institutions	9,054	688	(498)	9,244	11.1
Banking	5,105	374	(278)	5,201	6.2
Insurance	1,866	182	(69)	1,979	2.3
Other	2,083	132	(151)	2,064	2.6
Other corporate	24,446	3,099	(1,131)	26,414	30.0
Basic Industry	2,031	337	(105)	2,264	2.4
Capital Goods	2,748	341	(106)	2,983	3.4
Communications	2,630	453	(77)	3,007	3.2
Consumer Cyclical	1,875	203	(45)	2,033	2.3
Consumer Non-Cyclical	5,794	775	(249)	6,320	7.1
Energy	2,327	418	(25)	2,720	2.9
Other	982	44	(120)	905	1.2
Technology	3,229	242	(163)	3,308	4.0
Transportation	2,830	286	(241)	2,874	3.5
Total fixed maturity securities	$81,383	$4,869	$(6,655)	$79,597	100.0%
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

Investment Securities by Type of Issuance

	2025		2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$65,522	$63,559	$65,291	$66,476
Equity securities	726	726	638	638
Total publicly issued	66,248	64,285	65,929	67,114
Privately issued securities: (2)
Fixed maturity securities (3)	15,861	16,038	14,764	15,565
Equity securities	161	161	158	158
Total privately issued	16,022	16,199	14,922	15,723
Total investment securities	$82,270	$80,484	$80,851	$82,837
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities as of December 31.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	2025	2024
Privately issued reverse dual-currency securities	$3,196	$3,368
Publicly issued collateral structured as reverse dual-currency securities	895	945
Total reverse dual-currency securities	$4,091	$4,313
Reverse dual-currency securities as a percentage of total investment securities	5.0%	5.3%
(1) Principal payments in Japanese yen and interest payments in U.S. dollars

Aflac Japan has a portfolio of privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in Japanese yen-denominated privately issued securities consist primarily of non-Japanese issuers, are rated investment grade at purchase and have longer maturities, thereby allowing the Company to improve asset/liability matching and overall investment returns. These securities are generally either privately negotiated arrangements or issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of the Company's notes.

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information about market risk and the Company’s use of derivatives.

See Note 4 of the Notes to the Consolidated Financial Statements for:

•A description of the Company's derivatives, hedging strategies and underlying risk exposure.
•Information about the notional amount and fair market value of the Company's derivatives.
•Impact on earnings and other comprehensive income (loss) from various qualifying and non-qualifying hedging relationships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Foreign Currency Exchange Risk Hedge Program

The Company has deployed the following hedging strategies to mitigate exposure to foreign currency exchange risk:
•Aflac Japan hedges U.S. dollar-denominated investments back to Japanese yen (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).
•Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan, while utilizing foreign currency options to mitigate against significant movements in the yen/dollar exchange rate (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).
•Aflac Japan economically hedges the foreign currency exchange risk on certain of its investments that are denominated in other foreign currencies.
•The Parent Company designates Japanese yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and designates certain foreign currency forwards and options as derivative hedges of the Company’s net investment in Aflac Japan (see Enterprise Corporate Hedging Program below).
•The Parent Company enters into forward and option contracts to protect the value of Aflac Japan in U.S. dollar terms by hedging foreign currency exchange risk related to dividend payments by Aflac Japan and reduce enterprise-wide hedge costs (see Enterprise Corporate Hedging Program below).

The following table presents metrics related to the Company's Foreign Currency Exchange Risk Hedge Program, including associated amortized hedge costs/income, for the years ended December 31. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	2025	2024
Aflac Japan:
FX Forwards
FX forward notional at end of period (in billions) (1)	$0.9	$0.0
Amortized hedge income (cost) for period (in millions)	$(12)	$1
FX Options
FX option notional at the end of period (in billions) (1)	$25.0	$24.2
Amortized hedge income (cost) for period (in millions)	$(33)	$(27)
Corporate and other (Parent Company):
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.8	$1.8
Amortized hedge income (cost) for period (in millions)	$98	$113
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0
(1) Notional is reported net of any offsetting positions within Aflac Japan or the Parent Company, respectively.

Amortized hedge costs/income can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and the cross-currency basis. Amortized hedge costs/income have fluctuated in recent periods due to changes in the previously mentioned factors.

Aflac Japan’s U.S. Dollar-Denominated Hedge Program (U.S. Dollar Program)

Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to Japanese yen with foreign currency forwards and options to hedge foreign currency exchange risk. This economically creates Japanese yen assets that match Japanese yen liabilities during the life of the derivative and provides favorable capital treatment under the Japan SMR calculations. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2025		2024
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$12,618	$15,075	$9,835	$12,183
Equity securities	22	24	22	22
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	2,818	2,849	3,648	3,656
Commercial mortgage loans	878	811	915	811
Middle market loans (floating rate)	3,827	3,751	3,847	3,794
Other loans	204	209	174	173
Other investments	3,136	3,136	2,862	2,862
Total U.S. Dollar Program	23,503	25,855	21,303	23,501
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,632	2,398	1,645	2,406
Total U.S. dollar-denominated investments in Aflac Japan	$25,135	$28,253	$22,948	$25,907
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments held by Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to Japanese yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign currency exchange risk on certain U.S. dollar-denominated investments held by Aflac Japan and one-sided foreign currency put options to mitigate the risk of a decline in the value of U.S. dollar-denominated assets (in Japanese yen terms) related to extreme foreign exchange rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange rates and therefore support SMR. As of December 31, 2025, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign currency derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. The following table presents the settlements associated with the Company's foreign currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments for the years ended December 31.

(In millions)	2025	2024
Net cash inflows (outflows)	$(71)	$(508)

In addition to the U.S. dollar Program, Aflac Japan utilizes foreign currency forwards to economically hedge the foreign currency exchange risk on certain of its variable-rate investments denominated in other foreign currencies. As of December 31, 2025, the Company had foreign currency forwards on other foreign currency-denominated investments with a fair value of $135 million.

Aflac Japan also utilizes foreign currency swaps to economically hedge the foreign currency exchange risk on certain of its fixed maturity securities denominated in other foreign currencies. As of December 31, 2025, the Company had foreign currency swaps on other foreign currency-denominated investments with a fair value of $48 million.

Enterprise Corporate Hedging Program

The Company has designated certain Japanese yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated Japanese yen-denominated net asset position was partially hedged at $6.8 billion as of December 31, 2025, with hedging instruments comprised of $5.0 billion of Japanese yen-denominated debt and $1.8 billion of foreign currency forwards, compared with $5.9 billion as of December 31, 2024, with hedging instruments comprised of $4.1 billion of Japanese yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the foreign currency exchange effect on the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Japanese yen-denominated liabilities and the change in estimated fair value of the derivatives are included in unrealized foreign currency translation gains (losses) in the consolidated statements of comprehensive income (loss). The Company's net investment hedge was effective during the years ended December 31, 2025 and 2024, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the Japanese yen and the level and volatility of hedge costs, the Parent Company enters into foreign currency forward and option contracts. By buying U.S. dollars and selling Japanese yen, the Parent Company is effectively lowering its overall economic exposure to the Japanese yen. In addition to reducing Japanese yen exposure from dividend payments by Aflac Japan to the Parent Company, this strategy also reduces enterprise-wide hedge costs. This activity is reported in Corporate and other. The Company continually evaluates the program’s efficacy.

As part of the Company’s internal reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company, and may enter into such forwards with third parties, to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and liabilities, which are mostly denominated in Japanese yen, in order to support and optimize BMA capital requirements. For additional information on the Company's internal reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Item 1A. specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate“ and “Lack of availability of acceptable Japanese yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity."

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2025	2024
Japan segment:
Future policy benefits	$52,595	$60,885
Other policy liabilities	6,697	6,664
Total Japan policy liabilities	59,292	67,549
U.S. segment:
Future policy benefits	10,798	10,584
Other policy liabilities	580	479
Total U.S. policy liabilities	11,378	11,063
Consolidated:
Future policy benefits	62,320	70,381
Other policy liabilities	7,263	7,127
Total consolidated policy liabilities (1)	$69,583	$77,508
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the years ended December 31, 2025 and 2024.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on guaranty fund assessments. Guaranty fund assessments for the years ended December 31, 2025 and 2024 were immaterial.

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
•financial flexibility and obligations
•capital support for hedging activity
•a constantly evolving business and economic environment
•a balanced approach to capital allocation and deployment to shareholders

The governance framework supporting liquidity, capital, and leverage includes global senior management and board committees that review and approve all significant capital related decisions.

The Company remains committed to prudent liquidity and capital management. To provide a capital buffer and liquidity support at the holding company, the target minimum amount for the Parent Company is approximately $1.0 billion.

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

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2025	2024
Management fees paid by subsidiaries	$170	$163
Dividends declared or paid by subsidiaries	3,826	3,841

The following table details Aflac Japan remittances, which are included in the totals above, for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2025	2024
Aflac Japan management fees paid to Parent Company	$73	$69
Aflac Japan dividends declared or paid to Parent Company (in U.S. dollars)	2,681	2,865
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥396.7	¥441.6

The Company maintains liquidity at the Parent Company for risk management purposes and to support certain derivative activity. Further, the Company plans to continue to maintain a population of unhedged U.S. dollar-denominated investments held by Aflac Japan and to consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the Hedging Activities subsection of this MD&A for additional information.

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2025.

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

As of December 31, 2025, the Parent Company had no senior note issuances under these facility agreements.

For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the estimated payments of the Company's material cash requirements from known contractual obligations as of December 31, 2025. The Company translated its Japanese yen-denominated obligations using the December 31, 2025 foreign exchange rate. Actual future payments as reported in U.S. dollars will fluctuate with changes in the yen/dollar exchange rate.

(In millions)	Total Liability(1)	Total Payments	Short-term Payments	Long-term Payments
Future policy benefits liability (Note 7)(2)	$62,320	$173,047	$8,499	$164,548
Other policyholders' funds (Note 7)(3)	5,445	5,934	633	5,301
Long-term debt – principal (Note 9)	8,330	8,378	700	7,678
Long-term debt – interest (Note 9)	49	2,477	197	2,280
Cash collateral on loaned securities (Note 3)	3,989	3,989	3,989	0
Operating service agreements (Note 15)	N/A	520	198	322
Operating lease obligations (Note 9)	73	86	37	49
Finance lease obligations (Note 9)	6	6	2	4
Total contractual obligations	$80,212	$194,437	$14,255	$180,182
(1) Liability amounts are those reported on the consolidated balance sheet as of December 31, 2025.
(2) The estimated payments reflect future estimated cash payments to be made to policyholders and others for future policy benefits and certain related expenses using assumptions aligned with the Company's experience on policy persistency, mortality, morbidity and other assumptions. These cash outflows are undiscounted with respect to interest, and future premium payments received from policyholders are not included. Therefore, the sum of the cash outflows exceeds the corresponding liability amount. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
(3) These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows exceeds the corresponding liability amount.

For additional information on the Company's major contractual obligations, see the applicable Note in the Notes to the Consolidated Financial Statements as indicated in the line items in the table above.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of December 31, 2025, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable Japanese yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows

The Company consistently generates positive cash flows from operations, and has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments in order to meet short-term cash needs.

The Company translates cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average foreign exchange rates. In years when the Japanese yen weakens, translating Japanese yen into U.S. dollars causes fewer U.S. dollars to be reported. When the Japanese yen strengthens, translating Japanese yen into U.S. dollars causes more U.S. dollars to be reported.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2025	2024
Operating activities	$2,555	$2,707
Investing activities	1,561	2,781
Financing activities	(4,069)	(3,486)
Exchange effect on cash and cash equivalents	(31)	(79)
Net change in cash and cash equivalents	$16	$1,923

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

The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations decreased 5.6% in 2025, compared with 2024.

Investing Activities

The Company's investment objectives provide for liquidity primarily through the purchase of publicly traded investment-grade fixed maturity securities. Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed maturity securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed maturity securities that are available-for-sale to improve the duration matching of assets and liabilities, improve future investment yields, and/or rebalance its portfolio. As a result, dispositions before maturity can vary significantly from year to year.

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. As of December 31, 2025, of the $400 million committed, approximately $297 million has been deployed. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or other investments in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In 2025, Aflac U.S. borrowed and repaid $777 million under this program. As of December 31, 2025, Aflac U.S. had outstanding borrowings of $334 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and, from time to time, debt issuances and redemptions.

See Note 9 of the Notes to the Consolidated Financial Statements for information on debt issuances and redemptions.

Cash returned to shareholders through treasury stock purchases and dividends was $4.7 billion in 2025, compared with $3.9 billion in 2024.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2025	2024
Treasury stock purchases	$3,530	$2,800
Number of shares purchased:
Share repurchase program	32,994	30,428
Other	411	494
Total shares purchased	33,405	30,922

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2025	2024
Stock issued from treasury:
Cash financing	$8	$14
Noncash financing	72	67
Total stock issued from treasury	$80	$81
Number of shares issued	985	1,042

In August 2025, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2025, a remaining balance of 114.3 million shares of the Company's common stock were available for purchase under share repurchase authorizations by its board of directors. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2025 of $2.32 per share increased 16.0% over 2024. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2025	2024
Dividends paid in cash	$1,198	$1,087
Dividends through issuance of treasury shares	43	41
Total dividends to shareholders	$1,241	$1,128

In November 2025, the board of directors announced a 5.2% increase in the quarterly cash dividend, effective with the first quarter of 2026. The first quarter 2026 cash dividend of $.61 per share is payable on March 2, 2026, to shareholders of record at the close of business on February 18, 2026.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as total equity excluding common stock and capital reserves but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, or in the event of reduced liquidity, the Company has a senior unsecured revolving credit facility in the amount of ¥100 billion as a contingency plan. See Note 9 of the Notes to the Consolidated Financial Statements for additional information. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional reinsurance transactions.

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

Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As of December 31, 2025, Aflac Japan's SMR was 995%, compared with 1,221% at December 31, 2024. The Company is committed to maintaining strong capital levels, consistent with maintaining current insurance financial strength and credit ratings.

The FSA will implement an economic value-based solvency regime based on the ICS for insurance companies in Japan. The initial report on the ESR will be issued as of March 31, 2026, which is Aflac Japan's 2025 fiscal year-end. As of December 31, 2025, Aflac Japan estimated the ESR to be above the Company's target range of 170% to 230%.

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

The combined RBC ratio for Aflac U.S. as of December 31, 2025 was estimated to be 570%, compared with 677% as of December 31, 2024. The Company calculates its combined RBC ratio to include all U.S. regulated life insurance entities as if a single combined U.S. RBC entity net of intercompany items related to capital resources and risk.

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. The NDOI imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the NDOI is required for dividend distributions that exceed the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2026 in excess of $664 million would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

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

Under the EBS framework, Aflac Re is required to value assets equal to U.S. GAAP fair values, and insurance reserves are valued using technical provisions which consist of a best estimate liability plus a risk margin. The best estimate liability can be calculated by applying the standard approach or, with regulatory approval, the scenario-based approach. The standard approach uses discount rates for insurance reserves as prescribed by the BMA. The scenario-based approach uses a discount rate based on the yield of eligible assets owned by the insurer as determined using a series of prescribed stress scenarios. At December 31, 2025 and 2024, Aflac Re was in compliance with the ECR and MSM requirements.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits (LFPB), and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the LFPB require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 74% of its liabilities are reported as of December 31, 2025, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Valuation of Investments, Including Derivatives

The Company's investments, primarily consisting of fixed maturity and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third-party pricing vendors. For the majority of privately issued securities and derivatives associated with VIEs within the Company's investment portfolio, the Company utilizes valuation models developed by a third-party pricing vendor to determine fair values. These models and associated processes and controls are executed by Company personnel. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers and fair values provided by its external managers. The Company's valuation model for private placements explicitly incorporates currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate.

The Company estimates the fair values of its securities on a monthly basis. The Company monitors the estimated fair values obtained from its pricing vendors, external managers, and brokers for consistency from month to month, while considering current market conditions. The Company also periodically discusses with its pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and to periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the provider. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data and information. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, foreign currency volatility, and interest rate volatility.

The Company estimates an allowance for credit losses on investments measured at amortized cost including held-to-maturity securities, loan receivables and certain loan commitments on a quarterly basis. For collateral dependent financial assets, including loans where foreclosure is probable, the allowance for credit losses is based on the fair value of the underlying collateral. For the Company’s available-for-sale securities, the Company evaluates an estimate for credit losses only when the fair value of the available-for-sale security is below its amortized cost basis.

The Company’s approach to estimating an allowance for credit losses is complex and incorporates significant judgments. In addition to a security, an asset class, or issuer-specific credit fundamentals, it considers past events, current economic conditions and forecasts of future economic conditions. The Company's estimates are revised as conditions change and new information becomes available.

For additional information, see the tabular disclosure entitled "Sensitivity of Fair Values of Financial Instruments to Interest Rate Change" in Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs and Future Policy Benefits

Substantially all of the supplemental health and life insurance policies the Company issues are classified as long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period. However, the Company may adjust premiums for supplemental health policies issued in the U.S. within prescribed guidelines and with the approval of state insurance regulatory authorities.

Insurance premiums for most of the Company's health and life insurance policies are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. When earned premiums are reported, the related amounts of benefits and expenses are charged against such revenues. This association is accomplished by means of annual increases or decreases to the LFPB and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features are collected over a significantly shorter period than the contract term (i.e., the period during which benefits are provided). Premiums for these products are recognized as earned premiums over the premium-paying periods when due from policyholders. Any gross premium in excess of the net premium is deferred and reported as a deferred profit liability, a component of the LFPB, which is subsequently amortized in net earned premiums such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred and LFPB is recorded when premiums are recognized using the net premium method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Deferred Policy Acquisition Costs

Amortization of DAC is computed using the same contract groupings (also referred to as cohorts) and mortality and termination assumptions that are used in computing the LFPB. These assumptions are reviewed and updated at least annually. The effects of changes in assumptions are recognized prospectively over the remaining contract term as a revision of the future amortization pattern, while current period amortization is calculated based on the actual experience during the quarter. For additional information, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements.

Future Policy Benefits

The Company's LFPB is determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice and represent claims that are expected to occur in the future and incurred claims. Incurred claims represent claims in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to the Company. LFPB is determined using the net level premium method. The LFPB is calculated using assumptions and estimates including, (1) cash flow assumptions (mortality, morbidity, and termination, also referred to as lapses), (2) expense assumptions, and (3) discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

Cash flow assumptions are established at policy inception and are evaluated each quarter to determine if an update is needed. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are included in reserve remeasurement (gains) losses in the consolidated statements of earnings.

To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are the result of applying the updated best estimate assumptions as of the beginning of the reporting period and are included as a cumulative catch-up adjustment in reserve remeasurement (gains) losses in the consolidated statements of earnings.

Expense assumptions are established at policy inception, determined for each issue-year cohort as a percentage of paid claims. These expense assumptions are locked in and remain unchanged over the term of the insurance policy.

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense accreted on insurance reserves included in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings. These locked-in discount rates are determined separately for each issue-year cohort as a single discount rate that reflects the duration characteristics of the corresponding insurance contracts and will remain unchanged after the calendar year of issue.

Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates is included in the effect of changes in discount rate assumptions in accumulated other comprehensive income (loss).

The Company's discount rate methodology involves constructing a current discount rate curve separately for discounting cash flows used to calculate the Japan and U.S. LFPB. This methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company uses various estimation techniques consistent with the fair value guidance in ASC 820 - Fair Value Measurement, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

If interest rates decreased by 100 basis points, the Company's LFPB balance as of December 31, 2025 would increase by $7.4 billion, assuming all other factors remain constant. Likewise, if interest rates increased by 100 basis points, the Company's LFPB balance as of December 31, 2025 would decrease by $5.9 billion, assuming all other factors remain constant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
If morbidity assumptions decreased by 100 basis points, the Company's LFPB balance as of December 31, 2025 would decrease by $299 million, assuming all other factors remain constant. Likewise, if morbidity assumptions increased by 100 basis points, the Company's LFPB balance as of December 31, 2025 would increase by $303 million, assuming all other factors remain constant.

For additional information on future policy benefits, see Notes 1 and 7 of the Notes to the Consolidated Financial Statements.

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

An increase or decrease in the Company's effective tax rate by one percentage point would have resulted in an increase or decrease in the Company's 2025 income tax expense of $50 million.

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

Currency Risk

Aflac Japan

The functional currency of Aflac Japan's insurance operations is the Japanese yen. Aflac Japan’s premiums and a significant portion of its investment income are received in Japanese yen, and its claims and most expenses are paid in Japanese yen. Aflac Japan purchases Japanese yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to Japanese yen, to support Japanese yen-denominated policy liabilities. These and other Japanese yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Most of Aflac Japan's cash and liabilities are Japanese yen-denominated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan; however, this hedging program also has some inherent risks. There is a risk that in a scenario of long-term Japanese yen weakening there could be significant derivative losses that create corresponding liquidity requirements to support interim derivative settlements. Further, the derivatives used for hedging are shorter in duration than the hedged investments, so there is rollover risk. In unfavorable market environments, the rollover of derivatives throughout the hedging period could result in increased hedge costs. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable Japanese yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of Japanese yen weakening may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately sold and the U.S. dollar proceeds converted to Japanese yen.

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

Corporate and Other

The Company is exposed to currency risk when Japanese yen funds are converted into U.S. dollars. This occurs when Japanese yen-denominated funds are paid as dividends and management fees from Aflac Japan to the Parent Company and with quarterly settlements of internal reinsurance transactions. The foreign exchange rates prevailing at the time of Japanese yen payments will differ from the foreign exchange rates prevailing at the time the Japanese yen profits were earned. The Company may use a portion of the Japanese yen dividend and management fee payments to service Aflac Incorporated's Japanese yen-denominated notes payable with the remainder converted into U.S. dollars. Internal reinsurance transactions create foreign currency exposure at Aflac Re, primarily due to Japanese yen-denominated reinsurance liabilities to Aflac Japan while a majority of Aflac Re's assets are denominated in U.S. dollars, which may require Aflac Re to convert U.S. dollars to Japanese yen or enter foreign exchange derivatives with the Parent Company to manage Japanese yen-denominated liabilities.

In addition to Japanese yen payments and internal reinsurance transactions, certain investment activities for Aflac Japan expose the Company to economic currency risk when Japanese yen are converted into U.S. dollars. As noted above, the Company invests a portion of its Japanese yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the Japanese yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged investments. Additionally, the Parent Company enters into forward contracts to accomplish a dual objective of hedging foreign currency rate risk to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. The Company also balances the volume of hedging instruments between forwards and options in an attempt to manage and balance the risks associated with collateral, hedge costs and cash settlements. If the markets experience a significant strengthening of Japanese yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of foreign exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

Aside from the activities discussed above, the Company generally does not convert Japanese yen into U.S. dollars; however, it does translate financial statement amounts from Japanese yen into U.S. dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. The Company reports unrealized foreign currency translation gains and losses in accumulated other comprehensive income (loss). In periods when the Japanese yen weakens against the dollar, translating Japanese yen into U.S. dollars causes fewer U.S. dollars to be reported. When the Japanese yen strengthens, translating Japanese yen into U.S. dollars causes more U.S. dollars to be reported. The weakening of the Japanese yen relative to the U.S. dollar will generally adversely affect the value of the Company's Japanese yen-denominated investments in U.S. dollar terms. The Company also considers the economic equity surplus in Aflac Japan and related exposure to foreign currency. The Company manages this currency risk by investing a portion of Aflac Japan's investment portfolio in U.S. dollar-denominated securities and by the Parent

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Company's issuance of Japanese yen-denominated debt. As a result, the effect of currency fluctuations on the Company's net assets is reduced.

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of the Company's Japanese yen-denominated assets and liabilities, and its consolidated Japanese yen-denominated net asset exposure at selected foreign exchange rates as of December 31.
U.S. Dollar Value of Japanese Yen-Denominated Assets and Liabilities
at Selected Foreign Exchange Rates

(In millions)	2025			2024
Yen/dollar exchange rates	141.56	156.56 (1)	171.56	143.18	158.18 (1)	173.18
Yen-denominated financial instruments:
Assets:
Securities available-for-sale: (2)
Fixed maturity securities (3)	$30,987	$28,019	$25,569	$35,805	$32,409	$29,603
Fixed maturity securities - consolidated variable interest entities (4)	511	462	422	514	465	425
Securities held-to-maturity: (2)
Fixed maturity securities	17,828	16,120	14,710	17,638	15,966	14,583
Equity securities	674	609	556	534	484	442
Cash and cash equivalents	1,042	942	860	894	809	739
Derivatives	134	179	329	111	240	384
Other financial instruments	302	273	249	382	346	315
Subtotal	51,478	46,604	42,695	55,878	50,719	46,491
Liabilities:
Notes payable	5,830	5,270	4,808	4,808	4,351	3,973
Derivatives	882	972	1,160	811	933	1,065
Subtotal	6,712	6,242	5,968	5,619	5,284	5,038
Net yen-denominated financial instruments	44,766	40,362	36,727	50,259	45,435	41,453
Other yen-denominated assets	11,411	10,318	9,416	12,040	10,898	9,954
Other yen-denominated liabilities	73,390	66,360	60,559	80,551	72,913	66,599
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(17,213)	$(15,680)	$(14,416)	$(18,252)	$(16,580)	$(15,192)
(1) Actual period-end foreign exchange rate
(2) Net of allowance for credit losses
(3) Does not include the U.S. dollar-denominated corporate bonds for which the Company has entered into foreign currency derivatives as discussed in the Aflac Japan Investment subsection of MD&A
(4) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

The Company is required to consolidate certain VIEs. Some of the consolidated VIEs held by Aflac Japan use foreign currency swaps to convert foreign denominated cash flows to Japanese yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon foreign exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Prior to consolidation, the Company's beneficial interest in these VIEs was a Japanese yen-denominated available-for-sale security. Upon consolidation, the original Japanese yen-denominated investment was derecognized and the underlying fixed maturity securities and cross-currency swaps were recognized. The combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a Japanese yen-denominated investment and has no impact on the Company's net investment hedge position.

Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that the Company has entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a Japanese yen-denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan for net investment hedge purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For additional information regarding the Company's Aflac Japan net investment hedge, see the Hedging Activities subsection of Item 7. MD&A.

Interest Rate Risk

The Company's primary interest rate exposure is to the impact of changes in interest rates on the fair value of its investments in fixed maturity securities. Significant increases in interest rates cause declines in the values of the Company's investment portfolio which also has a secondary impact on the Company's overall evaluation of its deferred tax asset position. The Company monitors its investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of its investments to interest rate changes on the fixed maturity securities the Company owns. For example, if the current duration of a fixed maturity security is 10 years, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of fixed maturity securities and loans the Company owns; derivatives and notes payable as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2025		2024
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Fixed maturity securities:
Yen-denominated	$43,957	$40,214	$49,646	$44,699
U.S. dollar-denominated	35,509	32,746	32,369	30,677
Other currencies	131	123	26	23
Total fixed maturity securities	79,597	73,083	82,041	75,399
Commercial mortgage and other loans	9,617	9,567	10,653	10,598
Derivatives	$179	$178	$240	$225
Liabilities:
Notes payable (1)	$7,849	$7,418	$7,027	$6,601
Derivatives	972	848	933	957
(1) Excludes lease obligations

There are various factors that affect the fair value of the Company's investments in fixed maturity securities. Included in those factors are changes in the prevailing interest rate environment, which directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of fixed maturity securities, while increases in market yields generally have a negative impact on the fair value of the Company's fixed maturity securities. However, the Company does not expect to realize a majority of any unrealized gains or losses. For additional information on unrealized losses on fixed maturity securities, see Note 3 of the Notes to the Consolidated Financial Statements.

The Company attempts to match the duration of its assets with the duration of its liabilities. The following table presents the approximate duration of Japanese yen-denominated assets and liabilities of Aflac Japan, along with premiums, as of December 31.

(In years)	2025	2024
Yen-denominated fixed maturity securities	11	11
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following table presents the approximate duration of U.S. dollar-denominated assets and liabilities of Aflac U.S., along with premiums, as of December 31.

(In years)	2025	2024
U.S. dollar-denominated fixed maturity securities	7	7
Policy benefits and related expenses to be paid in future years	7	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2025			2024
	U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	5.58%	4.17%	(1)	5.28%	3.32%	(1)
New money yield on investments	6.51	3.95		6.68	5.92
Policies in force at year-end:
Required interest on policy reserves	4.47	2.85	(1)	4.46	2.88	(1)
Portfolio book yield, end of period	5.25	3.04		5.36	3.03
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

Credit Risk

A significant portion of the Company's investment portfolio consists of fixed maturity securities and loans that expose it to the credit risk of the underlying issuer or borrower. The Company carefully evaluates this risk on every new investment and closely monitors the credit risk of its existing investment portfolio. The Company incorporates the needs of its products and liabilities, the overall requirements of the business, and other factors in addition to its underwriting of the credit risk for each investment in the portfolio.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Concentrations

The Company's 15 largest exposures from investments in fixed maturity securities were as follows:

Largest Global Fixed Maturity Security Investment Positions
(In millions)
December 31, 2025

		Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
		Book Value	Securities	Rating
1	Japan National Government (1)	$32,618	40.08%	A+
2	Bank of America NA	288	.36
	Bank of America NA	160	.20	A-
	Bank of America NA	128	.16	BBB+
3	E.On International Finance Bv	272	.33	BBB+
4	Banobras	236	.29	BBB-
5	Nordea Bank AB	224	.28	A-
6	Investcorp SA	222	.27	BB
7	Walt Disney Co.	221	.27	A
8	AXA	220	.27	BBB+
9	Berkshire Hathaway Inc	217	.27	AA
10	Deutsche Telekom AG	211	.26	BBB+
11	CFE	204	.25	BBB
12	Japan Expressway Holding and Debt	203	.25	A+
13	Barclay's Bank PLC	202	.25	BBB+
14	JP Morgan Chase & Co.	195	.24	A+
15	Czech (Republic Of)	192	.24	AA-
	Subtotal	$35,725	43.89%
	Total fixed maturity securities	$81,388	100.00%
(1)JGBs or JGB-backed securities

As previously disclosed, the Company owns long-dated fixed maturity securities in support of its long-dated policyholder obligations. Some of the Company's largest global investment holdings are positions that were purchased many years ago and increased in size due to merger and consolidation activity among the issuing entities. In addition, many of the Company's largest holdings are Japanese yen-denominated, therefore strengthening of the Japanese yen can increase its position in U.S. dollars, and weakening of the Japanese yen can decrease its position in U.S. dollars. The Company's global investment guidelines establish concentration limits for its investment portfolios.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Geographical Exposure

The following table indicates the geographic exposure of the Company's fixed maturity securities as of December 31.

	2025		2024
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$35,775	44.0%	$37,115	46.5%
United States and Canada	30,191	37.1	27,146	34.0
United Kingdom	2,607	3.2	2,756	3.4
Germany	1,846	2.3	1,755	2.2
France	1,563	1.9	1,645	2.1
Peripheral Eurozone	1,274	1.6	1,353	1.6
Italy	620	.8	724	.9
Ireland	125	.2	110	.1
Spain	529	.6	519	.6
Nordic Region	1,396	1.7	1,451	1.8
Sweden	844	1.0	833	1.0
Norway	185	.2	254	.3
Denmark	233	.3	231	.3
Finland	134	.2	133	.2
Other Europe	2,060	2.5	2,005	2.4
Netherlands	959	1.2	896	1.1
Switzerland	505	.6	516	.6
Czech Republic	339	.4	335	.4
Austria	15	.0	14	.0
Belgium	114	.1	118	.1
Poland	128	.2	126	.2
Asia excluding Japan	1,154	1.4	1,218	1.5
Africa and Middle East	601	.7	565	.7
Latin America	1,359	1.7	1,419	1.8
Australia	1,481	1.8	1,520	1.9
All Others	81	.1	112	.1
Total fixed maturity securities	$81,388	100.0%	$80,060	100.0%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative Counterparties

The Company is a direct counterparty to the majority of derivative instruments and is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. For the foreign currency swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of foreign exchange and/or credit loss due to counterparty default even though it is not a direct counterparty to those contracts. The risk of counterparty default for the Company's VIE and senior note and subordinated debenture swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. If collateral posting agreements are not in place or the counterparty defaults on its collateral posting obligations, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of Japanese yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars held in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. The Company's three largest equity exposures had a fair value of $184 million or approximately 21% of its total investment in equity securities as of December 31, 2025. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $89 million.

Item 8. Financial Statements and Supplementary Data
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP (PCAOB Firm ID 185), an independent registered public accounting firm, has issued an attestation report from the firm's location in Atlanta, Georgia on the effectiveness of internal control over the Company's financial reporting as of December 31, 2025, which is included herein.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2026

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of certain privately issued securities
As discussed in Note 5 to the consolidated financial statements, the fair values of certain privately issued securities are estimated using a discounted cash flow valuation model, developed by a third-party pricing vendor and executed by Company personnel. This model takes into consideration any unique characteristics of the securities and makes various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve using the most appropriate comparable security(ies) of the issuer and issuer-specific credit default swap spreads. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. Judgment is required to determine the inputs and assumptions used in the valuation model, including the determination of the most appropriate comparable securities to develop an issuer-specific loss adjusted credit curve when it cannot be developed from the specific security features. As of December 31, 2025, the values of certain privately issued securities are included within the financial statement captions of fixed maturity securities available-for-sale, at fair

Item 8. Financial Statements and Supplementary Data
value of $60.5 billion; fixed maturity securities available-for-sale consolidated variable interest entities, at fair value of $3.6 billion; and, fixed maturity securities held-to-maturity, at amortized cost of $16.1 billion.
We identified the assessment of the fair values of certain privately issued securities as a critical audit matter. Due to the complexity of the valuation model, subjective auditor judgment and specialized valuation skills and knowledge were needed to evaluate the valuation model, the methodology used to estimate fair value, and the Company's determination of the most appropriate comparable securities to develop an issuer-specific loss adjusted credit curve, when necessary.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the assistance of valuation professionals, over the Company’s process to estimate the fair values of certain privately issued securities. This included controls over the Company’s determination of comparable securities, when appropriate, to develop an issuer-specific loss adjusted credit curve to be used in the valuation model to estimate fair values. We involved valuation professionals with specialized skills and knowledge to assist in assessing the estimated fair values of such securities, which included
•Evaluating the Company's valuation methodology for compliance with U.S. generally accepted accounting principles
•Assessing the Company's model to estimate the fair values of privately issued securities by determining that differences in fair values between that model and an independent internal model above pre-established tolerances, if any, were investigated by the Company
•Evaluating, for a selection of privately issued securities, the comparable securities used to develop an issuer-specific loss adjusted credit curve by assessing whether the determination of comparable securities was reasonable based on the Company’s methodology and our knowledge of the securities and the markets for such securities
•Developing an independent estimate of fair value for a selection of privately issued securities based on independently developed valuation models and assumptions, as applicable, using market data sources and comparing our independent estimate to the Company's fair value.
Valuation of the liability for future policy benefits
As discussed in Note 1 and Note 7 to the consolidated financial statements, the liability for future policy benefits (LFPB) is determined using the net level premium method as the present value of expected future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts, where expected future net premiums receivable are future gross premiums receivable under the contract multiplied by the net premium ratio (NPR). Future policy benefits are calculated using assumptions and estimates including, (1) cash flow assumptions (mortality, morbidity, and terminations, also referred to as lapses), (2) expense assumptions and (3) discount rates. Cash flow assumptions are established at policy inception and are evaluated each quarter to determine if an update is needed. Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense accreted on insurance reserves included in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings. Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is included in the effect of changes in discount rate assumptions in accumulated other comprehensive income (loss) (AOCI). The Company’s LFPB was $62.3 billion as of December 31, 2025.
We identified the evaluation of certain assumptions used in estimating the LFPB as a critical audit matter. A high level of auditor effort, including specialized skills and knowledge and subjective auditor judgment was involved in the evaluation of actuarial methodologies, certain cash flow assumptions (mortality, morbidity, and termination), and the discount rate curve assumptions for Japan.
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

Item 8. Financial Statements and Supplementary Data
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
February 25, 2026

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2025	2024	2023
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$13,548	$13,440	$14,123
Net investment income	4,076	4,116	3,811
Net investment gains (losses)	(572)	1,271	590
Other income (loss)	112	100	177
Total revenues	17,164	18,927	18,701
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	7,987	8,008	8,594
Reserve remeasurement (gains) losses	(694)	(558)	(383)
Total benefits and claims, net	7,293	7,450	8,211
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	874	851	816
Insurance commissions	991	998	1,052
Insurance and other expenses	3,253	3,014	3,165
Interest expense	220	197	195
Total acquisition and operating expenses	5,338	5,060	5,228
Total benefits and expenses	12,631	12,510	13,439
Earnings before income taxes	4,533	6,417	5,262
Income tax expense (benefit):
Current	1,115	1,330	1,663
Deferred	(228)	(356)	(1,060)
Income taxes	887	974	603
Net earnings	$3,646	$5,443	$4,659
Net earnings per share:
Basic	$6.84	$9.68	$7.81
Diluted	6.82	9.63	7.78
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	532,885	562,492	596,173
Diluted	534,878	565,015	598,745
Cash dividends per share	$2.32	$2.00	$1.68
(1) Includes a gain (loss) of $(52), $(81) and $20 in 2025, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2025	2024	2023
Net earnings	$3,646	$5,443	$4,659
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	146	(769)	(366)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(2,316)	(1,224)	2,493
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(6)	(197)	(166)
Unrealized gains (losses) on derivatives during period	8	3	6
Effect of changes in discount rate assumptions during period	7,631	5,780	(582)
Pension liability adjustment during period	97	23	35
Total other comprehensive income (loss) before income taxes	5,560	3,616	1,420
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,130	1,074	511
Other comprehensive income (loss), net of income taxes	4,430	2,542	909
Total comprehensive income (loss)	$8,076	$7,985	$5,568
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2025	2024
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2025 and 2024, amortized cost $62,444 in 2025 and $61,455 in 2024)	$60,485	$61,841
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,819 in 2025 and $2,634 in 2024)	3,636	3,428
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $5 in 2025 and $5 in 2024 (fair value $15,476 in 2025 and $16,772 in 2024)	16,120	15,966
Equity securities, at fair value	887	796
Commercial mortgage and other loans, net of allowance for credit losses of $426 in 2025 and $355 in 2024 (includes $7,896 in 2025 and $8,693 in 2024 of consolidated variable interest entities)	9,765	10,869
Other investments (includes $2,320 in 2025 and $2,176 in 2024 of consolidated variable interest entities)	6,622	5,958
Cash and cash equivalents	6,245	6,229
Total investments and cash	103,760	105,087
Receivables	835	779
Accrued investment income	718	710
Deferred policy acquisition costs	9,034	8,758
Property and equipment, at cost less accumulated depreciation	351	387
Other	1,772	1,845
Total assets	$116,470	$117,566
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$62,320	$70,381
Unpaid policy claims	495	381
Unearned premiums	1,323	1,286
Other policyholders’ funds	5,445	5,460
Total policy liabilities	69,583	77,508
Income taxes	1,368	573
Payables for return of cash collateral on loaned securities	3,989	2,037
Notes payable and lease obligations	8,409	7,498
Other	3,631	3,852
Total liabilities	86,980	91,468
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2025 and 2024; issued 1,357,909 shares in 2025 and 1,356,763 shares in 2024	136	136
Additional paid-in capital	3,024	2,894
Retained earnings	54,682	52,277
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,847)	(4,998)
Unrealized gains (losses) on fixed maturity securities	(1,809)	24
Unrealized gains (losses) on derivatives	(13)	(20)
Effect of changes in discount rate assumptions	8,035	2,006
Pension liability adjustment	86	10
Treasury stock, at average cost	(29,804)	(26,231)
Total shareholders’ equity	29,490	26,098
Total liabilities and shareholders’ equity	$116,470	$117,566
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$135	$2,641	$44,367	$(6,429)	$(20,574)	$20,140
Net earnings	0	0	4,659	0	0	4,659
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(505)	0	(505)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,841	0	1,841
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	5	0	5
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	(460)	0	(460)
Pension liability adjustment during period, net of income taxes	0	0	0	28	0	28
Dividends to shareholders (1) ($1.76 per share)	0	0	(1,033)	0	0	(1,033)
Exercise of stock options	0	13	0	0	0	13
Share-based compensation	1	74	0	0	0	75
Purchases of treasury stock	0	0	0	0	(2,854)	(2,854)
Treasury stock reissued	0	43	0	0	33	76
Balance at December 31, 2023	136	2,771	47,993	(5,520)	(23,395)	21,985
Net earnings	0	0	5,443	0	0	5,443
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(929)	0	(929)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,115)	0	(1,115)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	4,566	0	4,566
Pension liability adjustment during period, net of income taxes	0	0	0	18	0	18
Dividends to shareholders (1) ($2.08 per share)	0	0	(1,159)	0	0	(1,159)
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	65	0	0	0	65
Purchases of treasury stock	0	0	0	0	(2,868)	(2,868)
Treasury stock reissued	0	49	0	0	32	81
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
Net earnings	0	0	3,646	0	0	3,646
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	151	0	151
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,833)	0	(1,833)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	7	0	7
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	6,029	0	6,029
Pension liability adjustment during period, net of income taxes	0	0	0	76	0	76
Dividends to shareholders (1) ($2.35 per share)	0	0	(1,241)	0	0	(1,241)
Exercise of stock options	0	7	0	0	0	7
Share-based compensation	0	76	0	0	0	76
Purchases of treasury stock	0	0	0	0	(3,606)	(3,606)
Treasury stock reissued	0	47	0	0	33	80
Balance at December 31, 2025	$136	$3,024	$54,682	$1,452	$(29,804)	$29,490
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2025	2024	2023
Cash flows from operating activities:
Net earnings	$3,646	$5,443	$4,659
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(66)	51	(133)
Capitalization of deferred policy acquisition costs	(1,105)	(1,056)	(1,086)
Amortization of deferred policy acquisition costs	874	851	816
Change in policy liabilities	(815)	(302)	(552)
Change in income tax liabilities	(278)	(393)	(967)
Net investment (gains) losses	572	(1,271)	(590)
Other, net	(273)	(616)	1,043
Net cash provided (used) by operating activities	2,555	2,707	3,190
Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities available-for-sale	11,049	7,205	3,811
Equity securities	491	782	404
Fixed maturity securities held-to-maturity	3	3	3
Commercial mortgage and other loans	2,167	2,435	1,641
Costs of investments acquired:
Fixed maturity securities available-for-sale	(11,742)	(5,542)	(2,801)
Equity securities	(510)	(411)	(357)
Commercial mortgage and other loans	(1,484)	(1,376)	(996)
Other investments, net	(256)	(972)	(417)
Settlement of derivatives, net	(20)	(184)	79
Cash received (pledged or returned) as collateral, net	2,158	780	(401)
Other, net	(295)	61	(149)
Net cash provided (used) by investing activities	1,561	2,781	817
Cash flows from financing activities:
Purchases of treasury stock	(3,530)	(2,800)	(2,801)
Proceeds from borrowings	1,039	823	204
Principal payments under debt obligations	(84)	(194)	0
Dividends paid to shareholders	(1,198)	(1,087)	(966)
Change in investment-type contracts, net	(266)	(214)	(160)
Treasury stock reissued	8	14	17
Other, net	(38)	(28)	(17)
Net cash provided (used) by financing activities	(4,069)	(3,486)	(3,723)
Effect of foreign exchange rate changes on cash and cash equivalents	(31)	(79)	79
Net change in cash and cash equivalents	16	1,923	363
Cash and cash equivalents, beginning of period	6,229	4,306	3,943
Cash and cash equivalents, end of period	$6,245	$6,229	$4,306
Supplemental disclosures of cash flow information:
Income taxes paid	$1,165	$1,367	$1,569
Interest paid	197	180	185
Noncash interest	23	17	10
Noncash real estate acquired in satisfaction of debt	247	468	217
Noncash financing activities:
Lease obligations	30	33	75
Treasury stock issued for:
Associate stock bonus	22	20	17
Shareholder dividend reinvestment	43	41	37
Share-based compensation grants	7	6	5
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits (LFPB) and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, interest rates, mortality, morbidity, commission and other acquisition expenses and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised and reflected in the consolidated financial statements. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and reflective of the best estimates of management.

Significant Accounting Policies
Foreign Currency Translation and Remeasurement: The functional currency of Aflac Japan is the Japanese yen. The Company translates its Japanese yen-denominated financial statement accounts into U.S. dollars as follows.

•Assets and liabilities are translated at end-of-period foreign exchange rates.
•Realized gains and losses on security transactions are translated at the foreign exchange rate on the trade date of each transaction.
•Other revenues, expenses, and cash flows are translated using average foreign exchange rates for the period.

The resulting foreign currency translation adjustments are included in accumulated other comprehensive income.

Foreign currency gains and losses resulting from the remeasurement of foreign currency and realized foreign currency exchange gains and losses are included in net investment gains (losses) in the consolidated statements of earnings.

Item 8. Financial Statements and Supplementary Data
The Parent Company has designated a majority of its Japanese yen-denominated liabilities (Japanese yen-denominated notes payable and Japanese yen-denominated loans) as non-derivative hedges and foreign currency forwards and options as derivative hedges of the foreign currency exposure of the Parent Company's net investment in Aflac Japan. The gains or losses on hedging derivative instruments and the foreign currency remeasurement gains or losses on the non-derivative hedging instruments that are designated as, and are effective as, an economic hedge of the net investment in Aflac Japan are reported as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

Insurance Revenue and Expense Recognition: Substantially all supplemental health and life insurance policies the Company issues are classified as long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period. However, the Company may adjust premiums for supplemental health policies issued in the U.S. within prescribed guidelines and with the approval of state insurance regulatory authorities.

Insurance premiums for most of the Company's health and life insurance policies are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. When earned premiums are reported, the related amounts of benefits and expenses are charged against such revenues. This association is accomplished by means of annual increases or decreases to the LFPB and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features are collected over a significantly shorter period than the contract term (i.e., the period during which benefits are provided). Premiums for these products are recognized as earned premiums over the premium-paying periods when due from policyholders. Any gross premium in excess of the net premium is deferred and reported as a deferred profit liability, which is subsequently amortized in net earned premiums such that profits are recognized in a constant relationship with insurance in force.

Net premium is calculated as gross premium multiplied by the net premium ratio (NPR) and represents the portion of gross premium required to provide for benefits and expenses. Benefits are recorded as an expense when they are incurred and LFPB is recorded when premiums are recognized using the net premium method.

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

Advertising expense is reported as incurred and included in insurance and other expenses in the consolidated statements of earnings. For the years ended December 31, 2025, 2024 and 2023, advertising expense was $160 million, $181 million and $188 million, respectively.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased.

Item 8. Financial Statements and Supplementary Data
Investments:

Fixed Maturity and Equity Securities

The Company's fixed maturity securities are classified as either held-to-maturity or available-for-sale. Fixed maturity securities classified as held-to-maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost, net of allowance for credit losses.

All other fixed maturity securities are classified as available-for-sale and are carried at fair value. If the fair value is higher than the amortized cost, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses on securities available-for-sale, less related deferred income taxes, are reported in other comprehensive income and included in accumulated other comprehensive income.

Amortized cost of fixed maturity securities is based on the Company's purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of fixed maturity securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Interest is reported as net investment income when earned and is adjusted for the amortization of any premium or discount.

For mortgage- and asset-backed securities, the Company recognizes income using a constant effective yield, which is based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments.

The Company has investments in marketable equity securities which are carried at fair value. Changes in the fair value of equity securities are included in net investment gains (losses) in the consolidated statements of earnings. Dividends are included in net investment income when declared.

The Company uses the specific identification method to determine the gain or loss from securities transactions. The realized gain or loss is included in net investment gains (losses) in the consolidated statements of earnings. Securities transactions are accounted for based on values as of the trade date of the transaction.

Commercial Mortgage and Other Loans

Commercial mortgage and other loans include transitional real estate loans (TREs), commercial mortgage loans (CMLs), middle market loans (MMLs), and other loans. The Company's investments in TREs, CMLs, MMLs, and other loans are accounted for as loan receivables and are reported at amortized cost on the acquisition date. The Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature; therefore, they are considered held for investment and are carried at amortized cost, net of allowance for credit losses, and included in commercial mortgage and other loans in the consolidated balance sheets. Income on commercial mortgage and other loans is recognized using the interest method and included in net investment income in the consolidated statements of earnings.

The Company designates nonaccrual status for a nonperforming fixed maturity security or loan receivable or a fixed maturity security or loan receivable that is not generating its stated interest rate because of nonpayment of periodic interest or principal by the borrower. The Company applies the cash basis method to record any payments received on nonaccrual assets. The Company resumes the accrual of interest on fixed maturity securities and loan receivables that are currently making contractual payments or for those that are not current where the borrower has paid timely (less than 30 days outstanding).

Other Investments

Other investments include limited partnerships, real estate owned (REO), short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days, and policy loans.

Limited partnerships are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its proportionate share of the investee's earnings or losses as a component of net investment income in the consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity and real estate.

Item 8. Financial Statements and Supplementary Data
In addition, the Company invests in partnerships that primarily specialize in rehabilitating historic structures or the installation of solar equipment that are tax equity investments. These investments derive investment returns in the form of income tax credits or other tax incentives. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit). Tax equity investments that do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting.

REO represents commercial properties obtained through foreclosure or deed in lieu of foreclosure of certain of the Company's loan receivables. REO is classified as held-and-used for the production of income or held-for-sale. When held-and-used for the production of income, REO is recorded at fair value upon acquisition, which establishes the property’s initial cost basis. Thereafter, it is carried at cost less accumulated depreciation and written down to fair value for impairment losses. When held-for-sale, REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of the initial carrying value or fair value less costs to sell and is not depreciated.

REO depreciation is recorded on a straight-line basis over the estimated useful life of the asset and is included in net investment income. A review for impairment is performed whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss is included in net investment gains (losses) when the carrying value of the property exceeds the expected undiscounted cash flows generated from the property. Net operating income earned on REO is included in net investment income in the consolidated statements of earnings.

Short-term investments are reported at amortized cost, which approximates fair value.

Variable Interest Entities (VIEs)

The Company has investments in VIEs, which consist of fixed maturity securities, loan receivables, limited partnerships and derivative instruments. The Company is the primary beneficiary of the VIE if the Company has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of the VIE, it consolidates these entities in its consolidated financial statements. Consolidated VIEs are segregated by the caption "consolidated variable interest entities" in the consolidated balance sheets.

While the consolidated VIEs generally operate within a defined set of contractual terms, there are certain powers that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include:

•the initial selection of the underlying collateral;
•the ability to obtain the underlying collateral in the event of default; and
•the ability to appoint or dismiss key parties in the structure.

The Company's powers surrounding the underlying collateral were the most significant powers considered due to the impact these powers have on the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment and, in certain cases, to any unfunded commitment held in the VIE. Neither the Company nor any of its creditors have the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in VIEs, unless there is an event of default.

Securities Lending and Pledged Assets

The Company lends fixed maturity securities and, from time to time, public equity securities to financial institutions in short-term security-lending transactions. These short-term securities lending arrangements are primarily used to earn investment income. These securities continue to be reported as investment assets in the consolidated balance sheets during the terms of the loans and are not reported as sales. The Company receives cash or other securities as collateral for such loans. When the Company obtains non-cash collateral it amounts to 102% or more of the fair value of the loaned securities. When unrestricted cash is received as collateral it is equivalent to 100% or more of the fair value of the loaned securities. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans where the Company receives as collateral securities that the Company is not permitted to sell or repledge, the collateral is not reflected in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
Allowance for Credit Losses: The Company estimates an allowance for credit losses on the following financial assets:

•Fixed maturity securities
◦Available-for-sale securities
◦Held-to-maturity securities
•Loan receivables and loan commitments
•Short-term receivables
•Premiums receivable
•Reinsurance recoverables

For available-for-sale and held-to-maturity securities, loan receivables, including collateral dependent assets and certain loan commitments, changes in the allowance for credit losses are included in net investment gains (losses) in the consolidated statements of earnings. Write-offs and partial write-offs are reported as a reduction to the amortized cost of the fixed maturity security or loan receivable with a corresponding reduction to the allowance for credit losses.

For available-for-sale securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale security is below its amortized cost basis.

The Company’s off-balance sheet credit exposure is primarily attributable to loan commitments that are not unconditionally cancellable. The allowance for credit losses for these loan commitments is included in other liabilities in the consolidated balance sheets.

For premiums receivable, changes in the allowance for credit losses are included in net earned premiums in the consolidated statements of earnings. The Company estimates an allowance for credit losses for premiums receivable utilizing an aging methodology based on historical loss information, adjusted for current conditions and reasonable and supportable forecasts. Premiums receivable are reported net of the allowance for credit losses and included in receivables in the consolidated balance sheets.

For reinsurance recoverables, changes in the allowance for credit losses are included in net investment gains (losses) in the consolidated statements of earnings. Reinsurance recoverables are reported net of the allowance for credit losses and included in other assets in the consolidated balance sheets.

The Company has elected not to estimate an allowance for credit losses on accrued interest income for all asset types. The Company writes off accrued interest when it is more than ninety days past due by reducing interest income, which is included in net investment income in the consolidated statements of earnings.

For additional information on the Company's methodology for calculating allowance for credit losses, see Notes 3 and 8.
Derivatives and Hedging:

Freestanding Derivative Instruments

Freestanding derivative instruments are reported at fair value and included in other assets and other liabilities in the consolidated balance sheets. These instruments may include foreign currency forwards, foreign currency options, foreign currency swaps, interest rate swaps and interest rate swaptions. These derivative instruments are typically used to reduce exposure to risks such as foreign currency exchange or interest rate. The Company does not use derivatives for trading purposes.

Changes in the fair value of derivative instruments not designated as an accounting hedge or that do not qualify for hedge accounting are included in net investment gains (losses) in the consolidated statements of earnings.

Accruals on derivatives are included in other assets or other liabilities in the consolidated balance sheets.

Hedge Accounting

From time to time, the Company designates as hedging instruments derivative and non-derivative instruments that meet the requirements for hedge accounting. To qualify for hedge accounting, the instrument must be highly effective in mitigating the designated risk attributable to the hedged item.

At the inception of hedging relationships, the Company formally documents all relationships between hedging instruments

Item 8. Financial Statements and Supplementary Data
and hedged items, as well as its risk-management objectives and strategies for undertaking the respective hedging relationship. The Company also documents its hedge accounting designation and the methodology that will be used to assess the effectiveness of the hedging relationship at and after hedge inception. The documentation process includes linking derivatives and non-derivative financial instruments that are designated in hedging relationships with specific assets or groups of assets or liabilities in the consolidated balance sheets or to specific forecasted transactions, as well as defining the effectiveness testing methods to be used.

The Company formally assesses whether the derivatives and non-derivative financial instruments used in hedging activities have been, and are expected to continue to be, highly effective in offsetting their designated risk. Hedge effectiveness is formally assessed at inception and on a quarterly basis throughout the life of the hedging relationship using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods may include regression, dollar offset, or other statistical analysis of changes in fair value or cash flows associated with the hedging relationship.

The assessment of hedge effectiveness determines the accounting treatment of changes in fair value.

Hedge accounting designations are cash flow hedge, fair value hedge, or net investment hedge.

Cash Flow Hedge

A cash flow hedge is a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction.

For derivative instruments that are designated in cash flow hedging relationships, the gain or loss on the portion of the hedging instrument included in the assessment of effectiveness is included in unrealized gains (losses) on derivatives in the consolidated statements of comprehensive income (loss). Amounts included in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are included in the same line item in the consolidated statements of earnings as the hedged item.

Fair Value Hedge

A fair value hedge is a hedge of the exposure to changes in the fair value of a recognized asset or liability, attributable to a particular risk.

For derivative instruments that are designated in highly effective fair value hedge relationships, the effective portion of the gain or loss of the hedging instrument included in the assessment of effectiveness is included in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is included.

Net Investment Hedge

A net investment hedge is a hedge of foreign currency exposure of a net investment in a foreign operation. The Company designates and accounts for certain foreign currency forwards and options as net investment hedges of the Company's net investment in Aflac Japan when they meet the requirements for hedge accounting. The Company also designates the Parent Company’s Japanese yen-denominated liabilities as a non-derivative net investment hedge of the Company's net investment in Aflac Japan. For additional information on the Parent Company’s Japanese yen-denominated liabilities, see Note 9.

At the beginning of each quarter, the Company makes its net investment hedge designation for foreign currency derivatives and Japanese yen-denominated liabilities. For foreign currency derivatives designated as net investment hedges, the Company assesses hedge effectiveness using the spot-rate method. According to this method, the change in fair value of the hedging instrument due to fluctuations in the spot exchange rate is included in unrealized foreign currency translation gains (losses) in the statements of comprehensive income (loss). For Japanese-yen denominated liabilities designated as net investment hedges, the foreign currency translation gain or loss determined by references to the spot foreign exchange rate is also included in unrealized foreign currency translation gains (losses) in the statements of comprehensive income (loss).

Amounts included in accumulated other comprehensive income are reclassified to earnings only when the hedged net investment is sold or when a liquidation of the respective net investment in the foreign entity is substantially completed. When a sale or liquidation occurs, the deferred gain or loss is reclassified to earnings and included in the same line item in the consolidated statements of earnings as the gain or loss on the sale of the hedged net investment.

Item 8. Financial Statements and Supplementary Data

All other changes in fair value of the foreign currency derivatives designated as net investment hedges are excluded from the assessment of hedge effectiveness and are included in net investment gains (losses) in the consolidated statements of earnings.

Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign currency exchange effect on the excess portion is included in net investment gains (losses) in the consolidated statements of earnings.

Hedge Accounting Termination

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated cash flows or fair value of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

When hedge accounting is discontinued on a cash flow or fair value hedge, the derivative is reported at fair value in the consolidated balance sheets, with changes in the fair value included in net investment gains (losses) in the consolidated statements of earnings. For discontinued cash flow hedges, including those where the derivative is sold, terminated or exercised, changes in the fair value included in accumulated other comprehensive income are reclassified to earnings when earnings are impacted by the cash flow of the hedged item.

Embedded Derivatives

The Company may purchase certain investments or enter into contracts that contain embedded derivatives. The Company assesses whether an embedded derivative is clearly and closely related to its host contract. If the Company determines that the embedded derivative is not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from that contract and reported at fair value with the host instrument in the consolidated balance sheets. Changes in the fair value are included in current period earnings. If the Company has elected the fair value option, the embedded derivative is not bifurcated, and the entire investment is held at fair value with changes in fair value included in current period earnings.

Pledged Collateral

The Company receives and pledges cash or other securities as collateral on open derivative positions.

Cash received as collateral is reported as an asset with a corresponding liability for the return of the collateral. Cash pledged as collateral is recorded as a reduction to cash, and a corresponding receivable is recognized for the return of the cash collateral.

The Company generally can repledge or resell collateral obtained from counterparties, although the Company does not typically exercise such rights. Securities received as collateral are not recognized unless the Company were to exercise its right to sell that collateral or exercise remedies on that collateral upon a counterparty default. Securities that the Company has pledged as collateral continue to be carried as investment assets in the consolidated balance sheets.

The Company does not offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

For additional information on the Company's derivative instruments, see Note 4. For additional information on the Company's valuation methodology for derivatives, see Note 5.

Deferred Policy Acquisition Costs: The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new or the renewal of existing insurance contracts are capitalized as DAC. DAC primarily includes the excess of current-year commissions over ultimate renewal-year commissions and certain direct and incremental policy issue, underwriting and sales expenses directly related to successful policy acquisition.

DAC is amortized on a grouped-contract basis over the expected term of the related contracts, using a constant-level basis, as follows:

Item 8. Financial Statements and Supplementary Data

Policy Type	Constant-level Basis
Life Products (U.S.)	Face Amount
Health Products (U.S.)	Number of Policies in Force
Health & Life Products (Japan)	Units in Force

Face amount is the stated dollar amount that the policy’s beneficiaries receive upon the death of the insured. For life and health products issued in Japan, the constant-level basis used is units in force, which is a proxy for the face amount and insurance in force, respectively.

Amortization is computed using the same contract groupings (also referred to as cohorts) and mortality and termination assumptions that are used in computing the LFPB. These assumptions are reviewed and updated at least annually. The effects of changes in assumptions are recognized prospectively over the remaining contract term as a revision of the future amortization pattern, while current period amortization is calculated based on the actual experience during the quarter.

Internal Replacements

For some products, policyholders can elect to modify product benefits, features, rights or coverages. These transactions are known as internal replacements and can occur by:

•exchanging a contract for a new contract, or
•amendment, endorsement, or rider to a contract, or
•the election of a feature or coverage within a contract.

The Company performs the following two-step analysis of the internal replacements to determine if the modification is substantive to the base policy: (1) determine if the modification is integrated with the base policy, and (2) if it is integrated, determine if the resulting contract is substantially changed. Contract modifications resulting in integrated contract features can be determined only in conjunction with the value of the base policy. Non-integrated features are not related to or dependent on the value of the base policy.

For an internal replacement transaction that results in a policy that is integrated and substantially changed, the policy is treated as lapsed for amortization purposes, and the costs of acquiring the new policy are capitalized and amortized in accordance with the Company's accounting policies for DAC.

For internal replacement transactions where the resulting contract is integrated and substantially unchanged, unamortized DAC from the original policy continue to be amortized over the expected life of the cohort, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred.

Non-integrated internal replacement transactions are accounted for as separately issued contracts within the cohort open at the effective date of the non-integrated feature. Any DAC related to the non-integrated contract feature or coverage are accounted for in accordance with the Company's accounting policies for DAC.
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

(In millions)	2025	2024
Property and equipment:
Land	$168	$168
Buildings	399	392
Equipment and furniture	451	478
Total property and equipment	1,018	1,038
Less accumulated depreciation	667	651
Net property and equipment	$351	$387

Item 8. Financial Statements and Supplementary Data
Depreciation and other amortization expenses, which are included in insurance and other expenses in the consolidated statements of earnings, were $36 million in 2025, compared with $40 million in 2024 and $39 million in 2023.

Goodwill: Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not recorded at fair value (e.g. income taxes, employee benefits). Goodwill is not amortized, but is tested for impairment at a level of a reporting unit at least annually, in the same reporting period each year. Goodwill is included in the other assets line item in the consolidated balance sheets and was $260 million at December 31, 2025, compared with $263 million at December 31, 2024. A significant majority of the goodwill balance is attributable to business combinations within the Aflac U.S. segment, which represents the reporting unit for goodwill impairment testing.

Policy Liabilities: The Company's total policy liabilities consist of:

•Future policy benefits
•Unpaid policy claims
•Unearned premiums
•Other policyholders' funds

Future Policy Benefits

Long-duration insurance contracts issued by the Company are grouped into annual calendar-year cohorts based on the contract issue date, reportable segment, legal entity and product type. Limited-pay contracts are grouped into separate cohorts from other traditional products in the same manner and are further separated based on their premium payment structures. For long-duration insurance contracts, the Company calculates an integrated LFPB reserve that represents all payments under the contract including future expected claims, unpaid policy claims and related expenses.

The LFPB is determined using the net level premium method as the present value of expected future policy benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company’s insurance contracts, where expected future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

The LFPB is calculated using assumptions and estimates including, (1) cash flow assumptions (mortality, morbidity, and terminations, also referred to as lapses), (2) expense assumptions and (3) discount rates. The assumptions and estimates that the Company uses depend on its judgment regarding the likelihood of future events and are inherently uncertain.

Cash flow assumptions are established at policy inception and are evaluated each quarter to determine if an update is needed.

Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are included in reserve remeasurement (gains) losses in the consolidated statements of earnings.

To facilitate a more detailed review of cash flow assumptions, experience studies are performed annually during the third quarter. Changes in cash flow assumptions are the result of applying the updated best estimate assumptions as of the beginning of the reporting period and are included as a cumulative catch-up adjustment in reserve remeasurement (gains) losses in the consolidated statements of earnings.

Expense assumptions are established at policy inception and determined for each issue-year cohort as a percentage of paid claims. These expense assumptions are locked in and remain unchanged over the term of the insurance policy.

Discount rates used to calculate net premiums are locked in at policy inception and represent the basis to recognize interest expense accreted on insurance reserves included in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings. These locked-in discount rates are determined separately for each issue-year cohort as a single discount rate that reflects the duration characteristics of the corresponding insurance contracts and will remain unchanged after the calendar year of issue.

Discount rates used to measure the carrying value of the LFPB in the consolidated balance sheets are updated each reporting period, and the difference between the liability balances calculated using the locked-in discount rates and the updated discount rates is included in the effect of changes in discount rate assumptions in accumulated other comprehensive income (loss).

Item 8. Financial Statements and Supplementary Data

The Company's discount rate methodology involves constructing a current discount rate curve separately for discounting cash flows used to calculate the Japan and U.S. LFPB, reflective of the characteristics of the insurance liabilities, such as currency and tenor. For additional information on the Company's discount rate methodology, see Note 7.

The difference in the liability balance calculated as of the beginning of the current reporting period and the end of the current reporting period both using the revised NPR and the locked-in discount rates is included in benefits and claims in the consolidated statements of earnings.

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

Unpaid Policy Claims

Unpaid policy claims primarily represent unpaid policy claims on the Company’s short-duration insurance contracts.

Unearned Premiums

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

Other Policyholders' Funds

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

Item 8. Financial Statements and Supplementary Data
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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments that require enhanced income tax disclosures including (1) disclosure of specific categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

The Company adopted this guidance for the annual period beginning January 1, 2025 and elected a prospective implementation. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations. See Note 10 for expanded disclosures required as a result of the amended guidance.

ASU 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures

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

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

In August 2018, the FASB issued amendments that significantly changed how insurers account for long-duration contracts. The Company adopted the standard on January 1, 2023 using a modified retrospective transition method which resulted in applying the amended guidance as of the beginning of the earliest period presented on the January 1, 2021 transition date (Transition Date). The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. On the Transition Date, the Company calculated the ratio of the present value of expected future policy benefits and expenses less existing carrying values to the present value of expected future gross premiums (Transition Date NPR) using updated assumptions and the discount rate immediately before the Transition Date. The Company capped the Transition Date NPR at 100% for any cohorts with a Transition Date NPR greater than 100%. The Company calculated the LFPB using the Transition Date NPR (capped at 100% if required) and two different discount rates: (i) the discount rate used immediately before the Transition Date, and (ii) the discount rate determined by reference to the Transition Date market level yields for upper-medium grade (low credit risk) fixed income instruments (as of December 31, 2020). For cohorts with their Transition Date NPR capped at 100%, the Company recorded as an adjustment (decrease) to opening retained earnings any difference between the LFPB calculated using the discount rate immediately before the Transition Date and the existing carrying value as of the Transition Date. For all cohorts on the Transition Date, the Company recorded in accumulated other comprehensive income net of tax, the difference in the LFPB calculated using the two different discount rates (i.e., the discount rate used immediately before the Transition Date and the updated discount rate as of the Transition Date).

Upon adoption, the Company adjusted opening equity for the Transition Date impacts to accumulated other comprehensive income and retained earnings and adjusted prior periods then presented (years 2021 and 2022) following the updated standard. Based upon the modified retrospective transition method, the Transition Date impact from adoption resulted in a decrease in accumulated other comprehensive income of approximately $18.6 billion and a decrease in retained earnings (RE) of approximately $0.3 billion.

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

Item 8. Financial Statements and Supplementary Data
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

2.    BUSINESS SEGMENT INFORMATION AND SELECTED FOREIGN CURRENCY TRANSLATION ITEMS
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

Aflac Japan's adjusted revenues accounted for 53% of the Company's total adjusted revenues in 2025, compared with 55% in 2024 and 60% in 2023. The percentage of the Company's total assets attributable to Aflac Japan was 76% at December 31, 2025, compared with 77% at December 31, 2024.

Item 8. Financial Statements and Supplementary Data
Information regarding operations by reportable segment and Corporate and other for the years ended December 31 is presented in the following tables.

(In millions)	2025	2024	2023
Revenues:
Aflac Japan:
Net earned premiums (1)	$6,744	$6,930	$8,047
Adjusted net investment income	2,581	2,701	2,582
Other income	32	28	35
Total adjusted revenue Aflac Japan	9,357	9,659	10,664
Aflac U.S.:
Net earned premiums	5,999	5,829	5,675
Adjusted net investment income	830	847	820
Other income	74	63	128
Total adjusted revenue Aflac U.S.	6,903	6,739	6,623
Corporate and other (2)	1,277	1,007	460
Total adjusted revenues	17,537	17,405	17,747
Net investment gains (losses)	(572)	1,271	590
Reconciling items:
Amortized hedge costs	45	26	157
Amortized hedge income	(98)	(113)	(121)
Net interest (income) expense from derivatives associated with certain investment strategies	252	338	328
Total revenues	$17,164	$18,927	$18,701
(1) Includes a gain (loss) of $(52), $(81) and $20 in 2025, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $65, $165 and $343 in 2025, 2024 and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $69, $164 and $334 in 2025, 2024 and 2023, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 for additional information on these investments.

Item 8. Financial Statements and Supplementary Data

(In millions)	2025	2024	2023
Adjusted revenues:
Aflac Japan (1)	$9,357	$9,659	$10,664
Aflac U.S.	6,903	6,739	6,623
Corporate and other (2)	1,277	1,007	460
Total adjusted revenues	17,537	17,405	17,747
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	4,528	4,761	5,409
Reserve remeasurement (gains) losses	(529)	(444)	(96)
Total benefits and claims, net	3,999	4,317	5,313
Adjusted expenses:
Amortization of deferred policy acquisition costs	323	321	326
Insurance commissions	427	435	491
Insurance and other expenses	1,168	1,092	1,300
Total benefits and adjusted expenses Aflac Japan	5,917	6,165	7,430
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	2,969	2,821	2,715
Reserve remeasurement (gains) losses	(132)	(95)	(284)
Total benefits and claims, net	2,837	2,726	2,431
Adjusted expenses:
Amortization of deferred policy acquisition costs	551	530	490
Insurance commissions	564	563	561
Insurance and other expenses	1,530	1,501	1,640
Total benefits and adjusted expenses Aflac U.S.	5,482	5,320	5,122
Corporate and other	1,176	975	885
Total adjusted expenses	$12,575	$12,460	$13,437
Pretax earnings:
Aflac Japan (1)	$3,440	$3,494	$3,234
Aflac U.S.	1,421	1,419	1,501
Corporate and other (2)	101	32	(425)
Pretax adjusted earnings	4,962	4,945	4,310
Other income (loss)	(54)	(23)	39
Net investment gains (losses)	(572)	1,271	590
Reconciling items:
Amortized hedge costs	45	26	157
Amortized hedge income	(98)	(113)	(121)
Net interest (income) expense from derivatives associated with certain investment strategies	252	338	328
Impact of interest from derivatives associated with notes payable	(2)	(27)	(41)
Total earnings before income taxes	$4,533	$6,417	$5,262
Income taxes applicable to pretax adjusted earnings	$954	$873	$577
Effect of foreign currency translation on after-tax adjusted earnings	19	(103)	(113)
(1) Includes a gain (loss) of $(52), $(81) and $20 for 2025, 2024 and 2023, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $65, $165 and $343 in 2025, 2024 and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $69, $164 and $334 in 2025, 2024 and 2023, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 for additional information on these investments.

Item 8. Financial Statements and Supplementary Data
Internal Reinsurance: Aflac Re is a Bermuda domiciled insurer that reinsures certain policies issued by Aflac Japan and is reported as a part of Corporate and other. Under these internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $692 million in 2025, $568 million in 2024 and $258 million in 2023 related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see Note 8.

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and remittances of earnings. Information on transfers for each of the years ended December 31 is shown below. See Note 14 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2025	2024	2023
Management fees	$73	$69	$67
Profit remittances	2,681	2,865	2,623
Total transfers from Aflac Japan	$2,754	$2,934	$2,690

Total Assets: The Company's total assets as of December 31 were as follows:

(In millions)	2025	2024
Assets:
Aflac Japan	$88,537	$90,210
Aflac U.S.	22,317	21,930
Corporate and other	5,616	5,426
Total assets	$116,470	$117,566

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of allowance for credit losses. Total receivables were $835 million and $779 million as of December 31, 2025 and 2024, respectively. The allowance for credit losses related to premiums receivable was $107 million and $108 million as of December 31, 2025 and 2024, respectively. At December 31, 2025, $167 million, or 20.0% of total receivables, were related to Aflac Japan's operations, compared with $197 million, or 25.3%, at December 31, 2024.

Selected Foreign Currency Translation Items

Japanese Yen-Translation Effects: The following table shows the Japanese yen/U.S. dollar (yen/dollar) exchange rates used for or during the periods ended December 31. For comparison, exchange effects for the current year were calculated using the yen/dollar exchange rate that was used in the prior year.

	2025	2024	2023
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	149.32	150.97	140.57
Yen percent strengthening (weakening)	1.1%	(6.9)%	(7.4)%
Exchange effect on pretax adjusted earnings (in millions)	$24	$(125)	$(131)

	2025	2024
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	156.56	158.18
Yen percent strengthening (weakening)	1.0%	(10.3)%
Exchange effect on total assets (in millions)	$878	$(6,127)
Exchange effect on total liabilities (in millions)	(2,159)	(9,624)
(1) Rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

Item 8. Financial Statements and Supplementary Data
3.     INVESTMENTS

Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2025	2024	2023
Fixed maturity securities	$3,017	$2,894	$2,873
Equity securities	20	24	28
Commercial mortgage and other loans	821	1,046	1,002
Other investments (1)	231	130	(70)
Short-term investments and cash equivalents	230	258	213
Gross investment income	4,319	4,352	4,046
Less investment expenses	243	236	235
Net investment income	$4,076	$4,116	$3,811
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $65, $165 and $343 in 2025, 2024, and 2023, respectively, is included as a reduction to net investment income. Tax credits on these investments of $69, $164, and $334 in 2025, 2024, and 2023, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 for additional information on these investments.

Item 8. Financial Statements and Supplementary Data
Investment Holdings

The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are presented in the following tables.

	2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,063	$0	$41	$3,727	$14,377
Municipalities	856	0	5	145	716
Mortgage- and asset-backed securities	297	0	1	38	260
Public utilities	2,519	0	123	174	2,468
Sovereign and supranational	330	0	7	13	324
Banks/financial institutions	5,382	0	170	477	5,075
Other corporate	5,438	0	357	534	5,261
Total yen-denominated	32,885	0	704	5,108	28,481
U.S. dollar-denominated:
U.S. government and agencies	230	0	2	2	230
Municipalities	1,185	0	83	54	1,214
Mortgage- and asset-backed securities	3,854	0	239	35	4,058
Public utilities	4,292	0	465	107	4,650
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,672	0	518	21	4,169
Other corporate	18,967	0	2,740	597	21,110
Total U.S. dollar-denominated	32,257	0	4,068	816	35,509
Other currencies:
Mortgage- and asset-backed securities	44	0	4	0	48
Public utilities	52	0	4	0	56
Other corporate	25	0	2	0	27
Total other currencies	121	0	10	0	131
Total securities available-for-sale	$65,263	$0	$4,782	$5,924	$64,121

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$19,409	$0	$465	$2,234	$17,640
Municipalities	869	0	65	79	855
Mortgage- and asset-backed securities	327	0	4	23	308
Public utilities	2,746	0	202	108	2,840
Sovereign and supranational	330	0	16	8	338
Banks/financial institutions	5,376	0	267	342	5,301
Other corporate	5,329	0	568	305	5,592
Total yen-denominated	34,386	0	1,587	3,099	32,874
U.S. dollar-denominated:
U.S. government and agencies	208	0	1	3	206
Municipalities	1,167	0	65	53	1,179
Mortgage- and asset-backed securities	2,987	0	302	34	3,255
Public utilities	3,938	0	418	151	4,205
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,271	0	420	36	3,655
Other corporate	18,050	0	2,493	752	19,791
Total U.S. dollar-denominated	29,678	0	3,720	1,029	32,369
Other currencies:
Other corporate	25	0	1	0	26
Total other currencies	25	0	1	0	26
Total securities available-for-sale	$64,089	$0	$5,308	$4,128	$65,269

	2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,461	$2	$15,459	$81	$713	$14,827
Municipalities	235	0	235	0	6	229
Public utilities	32	0	32	0	3	29
Sovereign and supranational	381	3	378	6	9	375
Other corporate	16	0	16	0	0	16
Total yen-denominated	16,125	5	16,120	87	731	15,476
Total securities held-to-maturity	$16,125	$5	$16,120	$87	$731	$15,476

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,311	$2	$15,309	$759	$9	$16,059
Municipalities	235	0	235	22	0	257
Public utilities	32	0	32	1	0	33
Sovereign and supranational	377	3	374	31	0	405
Other corporate	16	0	16	2	0	18
Total yen-denominated	15,971	5	15,966	815	9	16,772
Total securities held-to-maturity	$15,971	$5	$15,966	$815	$9	$16,772

	2025	2024
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$609	$484
U.S. dollar-denominated	278	312
Total equity securities	$887	$796

For additional information on the Company's valuation methodology for fixed maturity and equity securities, see Note 5.

During 2025 and 2024, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Item 8. Financial Statements and Supplementary Data
Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2025, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,676	$1,743
Due after one year through five years	7,704	8,618
Due after five years through 10 years	16,143	17,021
Due after 10 years	35,545	32,373
Mortgage- and asset-backed securities	4,195	4,366
Total fixed maturity securities available-for-sale	$65,263	$64,121
Held-to-maturity:
Due in one year or less	$32	$32
Due after one year through five years	1,418	1,435
Due after five years through 10 years	7,182	7,240
Due after 10 years	7,488	6,769
Total fixed maturity securities held-to-maturity	$16,120	$15,476
(1) Net of allowance for credit losses

Economic maturities are used for certain fixed maturity securities with no stated maturity where the expected maturity date is based on the combination of features in the financial instrument such as the right to call or prepay obligations or changes in coupon rates.

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2025			2024
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$32,618	$28,434	A+	$33,822	$32,844
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Item 8. Financial Statements and Supplementary Data
Net Investment Gains and Losses

Information regarding pretax net investment gains and losses for the years ended December 31 follows:

(In millions)	2025	2024	2023
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$149	$80	$24
Gross losses from sales	(579)	(634)	(61)
Foreign currency gains (losses)	436	806	204
Other investments:
Gross gains (losses) from sales and redemptions	14	7	33
Total sales and redemptions	20	259	200
Equity securities	72	140	88
Real estate owned impairments	(6)	0	0
Credit losses:
Fixed maturity securities held-to-maturity	0	0	1
Commercial mortgage and other loans	(192)	(207)	(146)
Impairment losses	0	(55)	0
Loan commitments	0	1	9
Reinsurance recoverables and other	1	5	(3)
Total credit losses	(191)	(256)	(139)
Derivatives and other:
Derivative gains (losses)	(295)	(363)	(531)
Foreign currency gains (losses)	(172)	1,491	972
Total derivatives and other	(467)	1,128	441
Total net investment gains (losses)	$(572)	$1,271	$590

For the year ended December 31, 2025, the Company recognized an impairment loss of $6 million on an office-type REO property classified as held-and-used for the production of income. The impairment was based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO property of $12 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.

The unrealized holding gains, net of losses, included in net investment gains and losses for the year ended December 31, 2025 that relate to equity securities held at the December 31, 2025 reporting date were $46 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the year ended December 31, 2024 that relate to equity securities held at the December 31, 2024 reporting date were $118 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the year ended December 31, 2023 that relate to equity securities held at the December 31, 2023 reporting date were $63 million.
Unrealized Investment Gains and Losses

Information regarding changes in unrealized investment gains and losses included in other comprehensive income (loss) for the years ended December 31 follows:

(In millions)	2025	2024	2023
Changes in unrealized gains (losses):
Fixed maturity securities available-for-sale	$(2,322)	$(1,421)	$2,327
Total change in unrealized gains (losses)	$(2,322)	$(1,421)	$2,327

Item 8. Financial Statements and Supplementary Data
Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 follows:

(In millions)	2025	2024
Unrealized gains (losses) on securities available-for-sale	$(1,142)	$1,180
Deferred income taxes	(667)	(1,156)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(1,809)	$24

Gross Unrealized Loss Aging

The following tables present the fair values and gross unrealized losses of the Company's available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$37	$2	$0	$0	$37	$2
Japan government and agencies:
Yen-denominated	13,521	3,727	7,966	692	5,555	3,035
Municipalities:
U.S. dollar-denominated	630	54	8	0	622	54
Yen-denominated	520	145	234	6	286	139
Mortgage- and asset- backed securities:
U.S. dollar-denominated	547	35	217	5	330	30
Yen-denominated	183	38	9	1	174	37
Public utilities:
U.S. dollar-denominated	1,055	107	169	2	886	105
Yen-denominated	838	174	0	0	838	174
Sovereign and supranational:
Yen-denominated	276	13	236	0	40	13
Banks/financial institutions:
U.S. dollar-denominated	252	21	62	0	190	21
Yen-denominated	3,467	477	495	26	2,972	451
Other corporate:
U.S. dollar-denominated	4,535	597	620	5	3,915	592
Yen-denominated	2,395	534	640	33	1,755	501
Total	$28,256	$5,924	$10,656	$770	$17,600	$5,154

Item 8. Financial Statements and Supplementary Data

	2024
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$106	$3	$59	$1	$47	$2
Japan government and agencies:
Yen-denominated	8,136	2,234	2,070	57	6,066	2,177
Municipalities:
U.S. dollar-denominated	666	53	67	3	599	50
Yen-denominated	341	79	96	2	245	77
Mortgage- and asset- backed securities:
U.S. dollar-denominated	567	34	173	2	394	32
Yen-denominated	196	23	12	0	184	23
Public utilities:
U.S. dollar-denominated	1,570	151	699	19	871	132
Yen-denominated	1,020	108	368	11	652	97
Sovereign and supranational:
Yen-denominated	47	8	0	0	47	8
Banks/financial institutions:
U.S. dollar-denominated	625	36	376	7	249	29
Yen-denominated	3,197	342	471	22	2,726	320
Other corporate:
U.S. dollar-denominated	6,097	752	2,036	59	4,061	693
Yen-denominated	1,733	305	289	14	1,444	291
Total	$24,301	$4,128	$6,716	$197	$17,585	$3,931

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

Item 8. Financial Statements and Supplementary Data
Assuming no credit-related factors develop and excluding any impact resulting from fluctuations in the yen/dollar exchange rate, unrealized gains and losses on available-for-sale securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its available-for-sale securities in the sectors presented in the table above have the ability to service their obligations to the Company. Further, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of December 31, 2025. Refer to the Allowance for Credit Losses Methodology section below for additional information.

As of December 31, 2025 and 2024, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The following table presents the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

	2025		2024
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial mortgage and other loans:
Transitional real estate loans:
Office	$1,229	12.1%	$1,361	12.1%
Retail	267	2.6	349	3.1
Apartments/Multi-Family	1,555	15.3	2,201	19.6
Industrial	75	.7	117	1.1
Hospitality	522	5.1	556	5.0
Other	240	2.4	318	2.8
Total transitional real estate loans	3,888	38.2	4,902	43.7
Commercial mortgage loans:
Office	255	2.5	300	2.7
Retail	217	2.1	214	1.9
Apartments/Multi-Family	539	5.3	572	5.1
Industrial	427	4.2	436	3.9
Other	14	.1	15	.1
Total commercial mortgage loans	1,452	14.2	1,537	13.7
Middle market loans	4,404	43.2	4,423	39.4
Other loans	447	4.4	362	3.2
Total commercial mortgage and other loans	$10,191	100.0%	$11,224	100.0%
Allowance for credit losses	(426)		(355)
Total net commercial mortgage and other loans	$9,765		$10,869

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

Item 8. Financial Statements and Supplementary Data
As of December 31, 2025, the Company had $140 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of December 31, 2025, the Company had commitments of approximately $704 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of December 31, 2025, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of December 31.

	2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,418	$0	$470	$470	$3,888	$545
Commercial mortgage loans	1,452	0	0	0	1,452	0
Middle market loans	4,263	58	83	141	4,404	98
Other loans	447	0	0	0	447	0
Total	$9,580	$58	$553	$611	$10,191	$643
(1) As of December 31, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.

	2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$4,364	$195	$343	$538	$4,902	$378
Commercial mortgage loans	1,537	0	0	0	1,537	0
Middle market loans	4,295	63	65	128	4,423	108
Other loans	362	0	0	0	362	0
Total	$10,558	$258	$408	$666	$11,224	$486
(1) As of December 31, 2024, there were no loans that were 90 days or more past due that continued to accrue interest.

For each of the years ended December 31, 2025 and 2024, the Company recognized $2 million of interest income on loans that were on nonaccrual status. For the year ended December 31, 2023, the Company recognized no interest income on loans that were on nonaccrual status. Of these loans, TREs with an amortized cost of $30 million and $140 million had no credit loss allowance as of December 31, 2025 and December 31, 2024, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized

Item 8. Financial Statements and Supplementary Data
cost. As of December 31, 2025 and 2024, MMLs with an amortized cost of $36 million and $5 million, respectively, were on nonaccrual status without an allowance for credit losses.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during 2025, 2024 and 2023. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any allowance for credit loss recorded.

Loans that have both been modified and are paid or written off during the period, resulting in an amortized cost balance of zero at the end of the period, are not included in the disclosures below.

The following tables present the amortized cost basis of modified loans to borrowers experiencing financial difficulty and the financial effect of the modifications, disaggregated by loan classification and type of modification, for the years ended December 31.

2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Term extension	$159	4.4%	Term extension of 20 months on average
Term extension and interest rate reduction	178	4.9	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 5.2% to 4.1%
Middle market loans:
Principal forgiveness	$15	.3%	Reduction in the amortized cost basis of $9 million
Term extension	45	1.1	Term extension of 9 months on average
Other-than-insignificant payment delays	33	.8	Delay in principal and interest payments of 36 months on average
Principal forgiveness and term extension	35	.8	Reduction in the amortized cost basis of $40 million and term extension of 33 months on average
Principal forgiveness, term extension and interest rate reduction	13	.3	Reduction in the amortized cost basis of $5 million, term extension of 45 months on average, and reduction in the weighted-average contractual interest rate from 10.5% to 9.5%
(1) Net of allowance for credit losses

2024
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Other-than-insignificant payment delays	$125	2.7%	Delay in payments of 24 months on average
Other-than-insignificant payment delays and interest rate reduction	278	5.9	Delay in payments of 44 months on average and reduction in the weighted-average contractual interest rate from 8.0% to 6.6%
Other-than-insignificant payment delays, principal forgiveness and interest rate reduction	81	1.7	Delay in payments of 33 months on average, $1 million of principal forgiven, and reduction in the weighted-average contractual interest rate from 8.2% to 7.3%
(1) Net of allowance for credit losses

Additionally, an immaterial percentage of MMLs with an amortized cost of $15 million were modified in the form of interest rate reductions and maturity extensions during the year ended December 31, 2024.

For the year ended December 31, 2023, loan modifications to borrowers experiencing financial difficulty were immaterial.

Item 8. Financial Statements and Supplementary Data
The following tables present an aging of loans that received modifications in the 12 months preceding December 31, at amortized cost.

	2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$337	$0	$0	$43
Middle market loans	135	6	0	0
Total	$472	$6	$0	$43

	2024
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$403	$81	$0	$0
Middle market loans	15	0	0	0
Total	$418	$81	$0	$0

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of December 31, 2025 and 2024, and subsequently defaulted in the years ended December 31, 2025 and 2024, were immaterial. There were no modified loans to borrowers experiencing financial difficulties in the past 12 months, as of December 31, 2023, that subsequently defaulted in the year ended December 31, 2023.

As of December 31, 2025, the Company had $15 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification, compared with $14 million as of December 31, 2024.

Allowance for Credit Losses

The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Balance at December 31, 2022	$(54)	$(9)	$(129)	$(24)	$(7)	$0	$(223)
(Addition to) release of allowance for credit losses(1)	(124)	(7)	(17)	8	1	0	(139)
Writeoffs, net of recoveries	66	0	0	0	0	0	66
Change in foreign exchange	0	0	0	0	1	0	1
Balance at December 31, 2023	(112)	(16)	(146)	(16)	(5)	0	(295)
(Addition to) release of allowance for credit losses	(148)	(17)	(44)	(1)	0	0	(210)
Writeoffs, net of recoveries	61	19	50	0	0	0	130
Change in foreign exchange	0	0	0	0	0	0	0
Balance at December 31, 2024	(199)	(14)	(140)	(17)	(5)	0	(375)
(Addition to) release of allowance for credit losses	(107)	5	(89)	0	0	0	(191)
Writeoffs, net of recoveries	29	0	91	0	0	0	120
Change in foreign exchange	0	0	0	0	0	0	0
Balance at December 31, 2025	$(277)	$(9)	$(138)	$(17)	$(5)	$0	$(446)
(1) Includes an allowance for credit losses of $4 recognized on financial assets accounted for as purchased financial assets with credit deterioration that is not recorded in earnings upon recognition.

As of December 31, 2025, the Company identified TREs with an amortized cost of $137 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of December 31, 2025, the Company established an allowance for credit losses of $45 million related to these loans.

Item 8. Financial Statements and Supplementary Data
As of December 31, 2025, the Company’s held-to-maturity portfolio includes Japan Government and Agency securities with an amortized cost of $15.3 billion that meet the requirements for zero-credit-loss expectation and therefore have been excluded from the measurement of the allowance for credit losses.

Allowance for Credit Losses Methodology

Available-for-sale Securities

For available-for-sale securities, the Company evaluates estimated credit losses only when the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors. The Company’s methodology for estimating an allowance for credit losses for available-for-sale securities utilizes the discounted cash flow model, based on past events, current market conditions and future economic conditions, as well as industry analysis and credit ratings of the securities. In addition, the Company evaluates the specific issuer’s probability of default and expected recovery of its position in the event of default based on the underlying financial condition and assets of the borrower as well as seniority and/or security of other debt holders in the issuer when developing management’s best estimate of expected cash flows.

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

Held-to-maturity Securities, Loan Receivables, and Loan Commitments

The Company calculates its allowance for credit losses for held-to-maturity securities, loan receivables and loan commitments by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual asset. For held-to-maturity securities, MMLs, and MML commitments, the Company groups assets by industry, country, and key credit quality indicators. The Company groups CMLs and TREs and respective loan commitments by property type, property location and key credit quality indicators. On a quarterly basis, CMLs and TREs within a portfolio segment that share similar risk characteristics are pooled for the allowance calculation. On an ongoing basis, TREs, CMLs and other loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is probable), are evaluated individually for credit loss.

The allowance for credit losses for held-to-maturity securities and loan receivables is estimated using a probability-of-default (PD) / loss-given-default (LGD) method, discounted for the time value of money. For held-to-maturity securities, available-for-sale securities, and loan receivables, the Company includes the change in present value due to the passage of time in the change in the allowance for credit losses. The Company’s methodology for estimating credit losses utilizes the contractual maturity date of the financial asset, adjusted when necessary to reflect the expected timing of repayment (such as prepayment options, renewal options, call options, or extension options). The Company applies reasonable and supportable forecasts of macroeconomic variables that impact the determination of PD / LGD over a two-year period for held-to-maturity securities and MMLs. The Company reverts to historical loss information over one year, following the two-year forecast period.

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

For off-balance sheet credit exposure primarily attributable to loan commitments that are not unconditionally cancellable, the Company considers the contractual period of exposure to credit risk, the likelihood that funding will occur, the risk of

Item 8. Financial Statements and Supplementary Data
loss, and the current conditions and expectations of future economic conditions to estimate the allowance for credit losses.

The Company continuously monitors the estimation methodology, due to changes in portfolio composition, changes in underwriting practices and significant events or conditions and makes adjustments as necessary.

Key Credit Quality Indicators

The Company’s key credit quality indicators used in the grouping of assets are outlined by investment type below.

•For held-to-maturity securities and MMLs, the Company’s key credit quality indicator is credit ratings. The Company’s held-to-maturity portfolio is composed of investment grade securities that are senior unsecured instruments, while its MMLs generally have below-investment-grade ratings but are typically senior secured instruments. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

•For TREs, the Company’s key credit quality indicators include performance of the loan and loan-to-value (LTV), which is calculated by dividing the current outstanding loan balance by the estimated property value, primarily using values at origination. Given that TREs involve properties undergoing a repositioning of their commercial profile, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly. The monitoring process also focuses on higher risk loans, which include those that are delinquent or for which foreclosure or deed in lieu of foreclosure is anticipated.

•For CMLs, the Company’s key credit quality indicators include LTV and debt service coverage ratios (DSCR). DSCR is the most recently available net operating income of the underlying property compared to the required debt service of the loan.

•For other loans, the Company's key credit quality indicator is credit ratings. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

The following tables present as of December 31, 2025 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and key credit quality indicator.

Transitional Real Estate Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$319	$344	$10	$673
60%-69.99%	0	0	27	397	423	403	1,250
70%-79.99%	0	0	14	678	512	24	1,228
80% or greater	0	0	0	155	252	330	737
Total	$0	$0	$41	$1,549	$1,531	$767	$3,888
Current-period gross writeoffs:	$0	$0	$0	$5	$0	$24	$29

Commercial Mortgage Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$11	$0	$32	$0	$244	$944	$1,231	2.74
60%-69.99%	20	0	0	0	25	55	100	2.11
70%-79.99%	0	0	0	0	0	8	8	1.50
80% or greater	0	12	0	0	0	101	113	1.16
Total	$31	$12	$32	$0	$269	$1,108	$1,452	2.56
Weighted Average DSCR	1.80	1.10	2.55	0.00	3.01	2.49
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Item 8. Financial Statements and Supplementary Data

Middle Market Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$31	$52	$36	$0	$57	$106	$15	$297
BB	452	473	40	331	285	552	72	2,205
B	194	149	46	284	388	360	39	1,460
CCC	22	3	0	9	59	196	16	305
CC	5	2	0	9	16	17	5	54
C and lower	0	0	0	0	16	62	5	83
Total	$704	$679	$122	$633	$821	$1,293	$152	$4,404
Current-period gross writeoffs:	$0	$0	$0	$7	$29	$55	$0	$91

Other Loans
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$0	$0	$67	$0	$0	$0	$67
AA	0	0	0	8	3	0	0	11
BBB	33	244	66	26	0	0	0	369
Total	$33	$244	$66	$101	$3	$0	$0	$447
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Other Investments

The table below presents the composition of the carrying value for other investments as of December 31.

(In millions)	2025	2024
Other investments:
Policy loans	$210	$203
Short-term investments (1)	1,373	1,599
Limited partnerships (2)	4,109	3,435
Real estate owned	902	682
Other	28	39
Total other investments	$6,622	$5,958
(1) Includes securities lending collateral
(2) Includes tax credit investments and asset classes such as private equity and real estate funds

As of December 31, 2025 and 2024, all REO was classified as held-and-used for the production of income. Depreciation expense on REO was $29 million, $13 million, and an immaterial amount for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, as of December 31, 2025 and 2024, accumulated depreciation on REO was $41 million and $14 million, respectively.

The Company had $3.0 billion and $2.8 billion in outstanding commitments to fund investments in limited partnerships, which included $2.1 billion and $2.1 billion of unfunded commitments related to VIEs that are non-consolidated as of December 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data
Variable Interest Entities

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

Investments in Consolidated Variable Interest Entities

(In millions)	2025	2024
Assets:
Fixed maturity securities available-for-sale	$3,636	$3,428
Commercial mortgage and other loans	7,896	8,693
Other investments (1)	2,320	2,176
Other assets (2)	45	53
Total assets of consolidated VIEs	$13,897	$14,350
Liabilities:
Other liabilities (2)	$765	$604
Total liabilities of consolidated VIEs	$765	$604
(1) Consists entirely of alternative investments in limited partnerships, which represent VIEs where the Company is not the primary beneficiary and therefore are not consolidated
(2) Consists entirely of derivatives

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

Item 8. Financial Statements and Supplementary Data
Investments in Unit Trust Structures

The Company also utilizes unit trust structures in Aflac Japan to invest in various asset classes, which include CMLs, MMLs, TREs, other loans and limited partnerships. As the sole investor of these VIEs, the Company is required to consolidate these trusts. The limited partnership investments are comprised of private equity and real estate. The Company's loss exposure to these VIEs is limited to its original investments, together with any unfunded portion of the Company's commitments made in the normal course of business to fund certain loan investments and limited partnership investments, as described in the Commercial Mortgage and Other Loans and Other Investments sections of this note. Excluding these commitments, the Company does not provide financial or other support to consolidated VIEs.

VIEs - Not Consolidated

The table below presents the carrying value and balance sheet caption in which the Company's investments in VIEs that are not consolidated are reported as of December 31.

Investments in Variable Interest Entities Not Consolidated

(In millions)	2025	2024
Assets:
Fixed maturity securities available-for-sale	$6,750	$6,243
Other investments (1)	1,603	1,124
Total investments in VIEs not consolidated	$8,353	$7,367
(1) Consists entirely of alternative investments in limited partnerships

Certain investments in VIEs that the Company is not required to consolidate are investments that are in the form of debt obligations issued by the VIEs. These fixed maturity securities include structured securities, primarily asset-backed securities. The Company's involvement in the related VIEs is limited to that of a passive investor in asset-backed securities issued by the VIEs. The Company also invests in fixed maturity securities issued by VIEs that are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. The Company does not have the power to direct the activities that most significantly impact the entity's economic performance, nor does it have the obligation to absorb losses of the VIE entity or the right to receive benefits from the entity that could be significant to the entity. As such, the Company is not the primary beneficiary of these VIEs and therefore is not required to consolidate them.

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

Item 8. Financial Statements and Supplementary Data
Securities Lending and Pledged Securities

In the normal course of business, the Company enters into securities lending transactions. Details of the collateral by loaned security type and remaining maturity of the agreements as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	2025				2024
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,591	$1,329	$2,920	$0	$1,027	$1,027
Public utilities	54	0	0	54	34	0	34
Banks/financial institutions	150	0	0	150	193	0	193
Other corporate	865	0	0	865	783	0	783
Total borrowings	$1,069	$1,591	$1,329	$3,989	$1,010	$1,027	$2,037
Gross amount of recognized liabilities for securities lending transactions				$3,989			$2,037
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $2.2 billion and $3.0 billion at December 31, 2025, and 2024, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected in the consolidated balance sheets.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2025 and 2024, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2025, fixed maturity securities with a fair value of $20 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

For general information regarding the Company's investment accounting policies, see Note 1.

Item 8. Financial Statements and Supplementary Data
4.    DERIVATIVE INSTRUMENTS
The Company's freestanding derivative instruments include:
•foreign currency forwards and options used in hedging foreign currency exchange risk on U.S. dollar-denominated investments held by Aflac Japan, with options used on a standalone basis and/or in a collar strategy;
•foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in Japanese yen and hedge the Company's long-term exposure to a weakening Japanese yen;
•foreign currency swaps used to economically hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies held by Aflac Japan;
•cross-currency swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures;
•foreign currency swaps that are associated with VIE bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary;
•foreign currency forwards used to economically hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies held by Aflac Japan;
•interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments;
•interest rate swaptions (swaptions) used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale securities; and
•bond purchase commitments at the inception of investments in consolidated VIEs.

Foreign currency forwards and options are executed for Aflac Japan in order to hedge the foreign currency exchange risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of Japanese yen and sell a corresponding amount of U.S. dollars at a specified future date. The Company also uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign exchange rate changes.

From time to time, Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of Japanese yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transactions, Aflac Japan agrees to sell a fixed amount of Japanese yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar).

From time to time, the Company may also enter into foreign currency forwards and options to hedge the foreign currency exchange risk associated with the net investment in Aflac Japan. In these forward transactions, the Company agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of Japanese yen at a specified price at a specified future date. In the option transactions, the Company may use a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing Japanese yen put options (options that protect against a weakening Japanese yen) and selling Japanese yen call options (options that limit participation in a strengthening Japanese yen). The combination of these two actions create a zero-cost collar. Additionally, the Company enters into purchased options to hedge cash flows from the net investment in Aflac Japan.

The Company enters into foreign currency swaps pursuant to which it exchanges an initial principal amount in one currency for an initial principal amount of another currency, with an agreement to re-exchange the principal amounts at a future date. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs held by Aflac Japan to convert foreign-denominated cash flows to Japanese yen in order to minimize cash flow fluctuations. The Company also uses foreign currency swaps to economically hedge the foreign currency exchange risk on certain fixed maturity securities denominated in other foreign currencies held by Aflac Japan, as well as to economically convert certain of its U.S. dollar-denominated senior note and subordinated debenture principal and interest obligations into Japanese yen-denominated obligations.

Item 8. Financial Statements and Supplementary Data
The Company also uses foreign currency forwards to economically hedge the foreign currency exchange risk on certain variable-rate investments denominated in other foreign currencies held by Aflac Japan.

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

Bond purchase commitments result from repackaged bond structures that are consolidated VIEs whereby there is a delay in the trade date and settlement date of the bond within the structure to ensure completion of all necessary legal agreements to support the consolidated VIE that issues the repackaged bond. Since the Company has a commitment to purchase the underlying bond at a specified price, the agreement meets the definition of a derivative. The fair value of the derivative is derived based on the current market value of the bond compared to the fixed purchase price to be paid on the settlement date.

Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company's derivative instruments at fair value, at December 31. The fair value amounts presented exclude income accruals. Derivative assets are included in other assets while derivative liabilities are included in other liabilities in the consolidated balance sheets. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of exposure or credit risk.

	2025			2024
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$5	$18	$0	$6
Total cash flow hedges	18	0	5	18	0	6
Net investment hedge:
Foreign currency forwards	1,828	120	0	1,809	185	0
Total net investment hedge	1,828	120	0	1,809	185	0
Non-qualifying strategies:
Foreign currency swaps	49	0	0	450	2	0
Foreign currency swaps - VIE	2,960	45	760	3,042	53	598
Foreign currency forwards	945	0	18	0	0	0
Foreign currency options	25,000	0	0	24,195	0	0
Interest rate swaps	36,728	14	189	17,230	0	329
Total non-qualifying strategies	65,682	59	967	44,917	55	927
Total derivatives	$67,528	$179	$972	$46,744	$240	$933

Item 8. Financial Statements and Supplementary Data
Cash Flow Hedge

The Company designates and accounts for certain foreign currency swaps as cash flow hedges when they meet the requirements for hedge accounting. For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. dollar variable rate interest and principal payments to fixed rate Japanese yen interest and principal payments. The remaining maximum length of time over which these cash flows are hedged is approximately one year.
Fair Value Hedge
The Company designates and accounts for certain foreign currency forwards, options, and interest rate swaptions as fair value hedges when they meet the requirements for hedge accounting.
Foreign currency forwards and options hedge the foreign currency exchange risk associated with certain U.S. dollar-denominated available-for-sale securities held by Aflac Japan. For these derivatives and the related hedged items, gains and losses included in the assessment of hedge effectiveness are included in current earnings.

The change in the fair value of the foreign currency forwards related to changes in the difference between the spot rate and the forward price, and the change in fair value of the foreign currency option related to the time value of the option, are excluded from the assessment of hedge effectiveness and are included in current earnings.

Interest rate swaptions hedge the interest rate risk associated with certain U.S. dollar-denominated available-for-sale securities held by Aflac Japan. Gains and losses associated with these derivatives and included in the assessment of hedge effectiveness, premium amortization and time value amortization while the hedge items are still outstanding, are included in current earnings. If the interest rate swaption is terminated but the hedged item is still outstanding, the amortization of the disposal amount of the interest rate swaption is included in current earnings over the remaining life of the hedged items. When the related hedged items are redeemed, the time value gains and losses for the interest rate swaptions are included in current earnings, which is consistent with the accounting for the impact of the hedged item.

The change in the fair value of interest rate swaptions related to the time value of the swaption is excluded from the assessment of hedge effectiveness and is included in the consolidated statements of comprehensive income (loss) and amortized into earnings over its legal term.
Fair Value Hedging Relationships
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedging relationships for the year ended December 31, 2023. The Company had no fair value hedges during the years ended December 31, 2025 and 2024.

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing(1)	Gains (Losses)(1)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
2023:
Foreign currency options	Fixed maturity securities	(65)	(65)	0	0	0
Total gains (losses)		$(65)	$(65)	$0	$0	$0
(1) For the year ended December 31, 2023, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

Item 8. Financial Statements and Supplementary Data
The following table presents the carrying amounts of (1) assets designated and qualified as hedged items in fair value hedges of interest rate risk and (2) the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of December 31, 2025 and 2024; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2025	2024	2025	2024
Fixed maturity securities	$1,238	$1,294	$121	$137
(1) The balance includes hedging adjustment on discontinued hedging relationships of $121 in 2025 and $137 in 2024.

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the foreign exchange rate. To mitigate this exposure, the Parent Company designated some of its Japanese yen-denominated liabilities (see Note 9) as non-derivative net investment hedges and certain foreign currency forwards and options as derivative net investment hedges of the foreign currency exchange risk associated with the Company's net investment in Aflac Japan.

The Company's net investment hedge was effective during the years ended December 31, 2025, 2024 and 2023.

Non-qualifying Strategies

The Company uses foreign currency swaps to economically hedge the foreign currency exchange risk associated with certain investments denominated in other foreign currencies held by Aflac Japan.

For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting, changes in fair value are reported in current earnings. The gain or loss in earnings includes amounts attributable to the derivatives in those investment structures. While the change in fair value of the derivative instrument is reported in current earnings, the change in the fair value of the available-for-sale securities associated with these instruments is included in accumulated other comprehensive income.

The Company uses foreign currency forwards and options to economically hedge the foreign currency exchange risk associated with certain U.S. dollar-denominated loan receivables held by Aflac Japan. These arrangements are not designated as accounting hedges because the foreign currency remeasurement gains and losses associated with the loan receivables substantially offsets gains and losses from foreign currency forwards in current period earnings.

Additionally, the Company uses foreign currency forwards to economically hedge the foreign currency exchange risk associated with certain U.S. dollar-denominated available-for-sale securities and certain investments denominated in other foreign currencies held by Aflac Japan.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

The Parent Company had cross-currency swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert interest and principal on the notes from U.S. dollar to Japanese yen. These swaps matured in 2025. Changes in the fair value of these swaps were reported in earnings in the period where they occurred.

Item 8. Financial Statements and Supplementary Data
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2025				2024				2023
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(3)		$8	$(1)	$(4)		$2	$(1)	$(4)		$5
Total cash flow hedges	(1)	(3)	(1)	8	(1)	(4)	(1)	2	(1)	(4)	(1)	5
Fair value hedges:
Foreign currency options		0				0				(65)
Interest rate swaptions (2)	0	0		0	(1)	0		1	(1)	0		1
Total fair value hedges	0	0		0	(1)	0		1	(1)	(65)		1
Net investment hedge:
Non-derivative hedging instruments		0		33		0		426		0		257
Foreign currency forwards		103		(80)		138		258		234		313
Foreign currency options		0		0		0		0		(5)		0
Total net investment hedge		103		(47)		138		684		229		570
Non-qualifying strategies:
Foreign currency swaps		0				2				4
Foreign currency swaps - VIE		(265)				(215)				(201)
Foreign currency forwards		(63)				17				(349)
Foreign currency options		(32)				(107)				(53)
Interest rate swaps		(35)				(194)				(88)
Forward bond purchase commitment - VIE		0				0				(4)
Total non-qualifying strategies		(395)				(497)				(691)
Total	$(1)	$(295)		$(39)	$(2)	$(363)		$687	$(2)	$(531)		$576
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2025, compared with $4 of losses during the years ended December 31, 2024 and 2023, respectively.
(2) Includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2025, compared with $1 of losses during the years ended December 31, 2024 and 2023, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items.

Item 8. Financial Statements and Supplementary Data
As of December 31, 2025, $4 million of deferred gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

As of December 31, 2025, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $861 million and $804 million as of December 31, 2025 and 2024, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2025, the Company estimates that it would be required to post a maximum of $669 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Item 8. Financial Statements and Supplementary Data
Offsetting of Financial Assets and Derivative Assets

2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$122	$0	$122	$(1)	$(34)	$(84)	$3
OTC - cleared	12	0	12	(12)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	134	0	134	(13)	(34)	(84)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	45		45				45
Total derivative assets not subject to a master netting agreement or offsetting arrangement	45		45				45
Total derivative assets	179	0	179	(13)	(34)	(84)	48
Securities lending and similar arrangements	3,945	0	3,945	0	0	(3,945)	0
Total	$4,124	$0	$4,124	$(13)	$(34)	$(4,029)	$48

Item 8. Financial Statements and Supplementary Data

2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$187	$0	$187	$0	$(45)	$(135)	$7
Total derivative assets subject to a master netting agreement or offsetting arrangement	187	0	187	0	(45)	(135)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	53		53				53
Total derivative assets not subject to a master netting agreement or offsetting arrangement	53		53				53
Total derivative assets	240	0	240	0	(45)	(135)	60
Securities lending and similar arrangements	2,001	0	2,001	0	0	(2,001)	0
Total	$2,241	$0	$2,241	$0	$(45)	$(2,136)	$60

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$19	$0	$19	$(1)	$(17)	$0	$1
OTC - cleared	188	0	188	(12)	(24)	(151)	1
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	207	0	207	(13)	(41)	(151)	2
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	765		765				765
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	765		765				765
Total derivative liabilities	972	0	972	(13)	(41)	(151)	767
Securities lending and similar arrangements	3,989	0	3,989	(3,945)	0	0	44
Total	$4,961	$0	$4,961	$(3,958)	$(41)	$(151)	$811

Item 8. Financial Statements and Supplementary Data

2024
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - cleared	$329	$0	$329	$0	$0	$(329)	$0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	329	0	329	0	0	(329)	0
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	604		604				604
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	604		604				604
Total derivative liabilities	933	0	933	0	0	(329)	604
Securities lending and similar arrangements	2,037	0	2,037	(2,001)	0	0	36
Total	$2,970	$0	$2,970	$(2,001)	$0	$(329)	$640

For additional information on the Company's derivative and other financial instruments, see Notes 1, 3 and 5.

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

	2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$13,921	$686	$0	$14,607
Municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities	0	6,298	876	7,174
Sovereign and supranational	0	383	19	402
Banks/financial institutions	0	9,235	9	9,244
Other corporate	0	26,239	159	26,398
Total fixed maturity securities	13,921	46,843	3,357	64,121
Equity securities	727	0	160	887
Other investments	1,373	0	0	1,373
Cash and cash equivalents	6,245	0	0	6,245
Other assets:
Foreign currency swaps	0	45	0	45
Foreign currency forwards	0	120	0	120
Interest rate swaps	0	14	0	14
Total other assets	0	179	0	179
Total assets	$22,266	$47,022	$3,517	$72,805
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$765	$0	$765
Foreign currency forwards	0	18	0	18
Interest rate swaps	0	189	0	189
Total liabilities	$0	$972	$0	$972

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$17,088	$758	$0	$17,846
Municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities	0	6,398	647	7,045
Sovereign and supranational	0	393	23	416
Banks/financial institutions	0	8,946	10	8,956
Other corporate	0	25,178	231	25,409
Total fixed maturity securities	17,088	46,114	2,067	65,269
Equity securities	639	0	157	796
Other investments	1,599	0	0	1,599
Cash and cash equivalents	6,229	0	0	6,229
Other assets:
Foreign currency swaps	0	55	0	55
Foreign currency forwards	0	185	0	185
Total other assets	0	240	0	240
Total assets	$25,555	$46,354	$2,224	$74,133
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$604	$0	$604
Interest rate swaps	0	329	0	329
Total liabilities	$0	$933	$0	$933

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,459	$14,696	$131	$0	$14,827
Municipalities	235	0	229	0	229
Public utilities	32	0	29	0	29
Sovereign and supranational	378	0	375	0	375
Other corporate	16	0	16	0	16
Commercial mortgage and other loans	9,765	0	0	9,617	9,617
Other investments (1)	28	0	28	0	28
Total assets	$25,913	$14,696	$808	$9,617	$25,121
Liabilities:
Other policyholders’ funds	$5,445	$0	$0	$5,376	$5,376
Notes payable (excluding leases)	8,330	0	7,167	682	7,849
Total liabilities	$13,775	$0	$7,167	$6,058	$13,225
(1) Excludes policy loans of $210, equity method investments of $4,109, and REO of $902, at carrying value

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,309	$15,916	$143	$0	$16,059
Municipalities	235	0	257	0	257
Public utilities	32	0	33	0	33
Sovereign and supranational	374	0	405	0	405
Other corporate	16	0	18	0	18
Commercial mortgage and other loans	10,869	0	0	10,653	10,653
Other investments (1)	39	0	39	0	39
Total assets	$26,874	$15,916	$895	$10,653	$27,464
Liabilities:
Other policyholders’ funds	$5,460	$0	$0	$5,389	$5,389
Notes payable (excluding leases)	7,402	0	6,352	675	7,027
Total liabilities	$12,862	$0	$6,352	$6,064	$12,416
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

Item 8. Financial Statements and Supplementary Data
These models are discounted cash flow valuation models but also use information from related markets, specifically public bond markets and the credit default swap (CDS) market, to estimate expected cash flows. The models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve using the most appropriate comparable security(ies) of the issuer and issuer-specific CDS spreads. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from market information for the specific issuer, the valuation methodology takes into consideration other market observable inputs, including:

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

Item 8. Financial Statements and Supplementary Data
The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

	2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,921	$383	$0	$14,304
Internal	0	303	0	303
Total government and agencies	13,921	686	0	14,607
Municipalities:
Third-party pricing vendor	0	1,706	0	1,706
Internal	0	224	0	224
Total municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	1,824	0	1,824
Internal	0	248	0	248
Broker/other	0	0	2,294	2,294
Total mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities:
Third-party pricing vendor	0	3,660	0	3,660
Internal	0	2,638	0	2,638
Broker/other	0	0	876	876
Total public utilities	0	6,298	876	7,174
Sovereign and supranational:
Third-party pricing vendor	0	79	0	79
Internal	0	304	0	304
Broker/other	0	0	19	19
Total sovereign and supranational	0	383	19	402
Banks/financial institutions:
Third-party pricing vendor	0	5,605	0	5,605
Internal	0	3,630	5	3,635
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,235	9	9,244
Other corporate:
Third-party pricing vendor	0	21,294	0	21,294
Internal	0	4,945	20	4,965
Broker/other	0	0	139	139
Total other corporate	0	26,239	159	26,398
Total securities available-for-sale	$13,921	$46,843	$3,357	$64,121
Equity securities, carried at fair value:
Third-party pricing vendor	$727	$0	$0	$727
Internal	0	0	24	24
Broker/other	0	0	136	136
Total equity securities	$727	$0	$160	$887

Item 8. Financial Statements and Supplementary Data

	2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$14,696	$131	$0	$14,827
Total government and agencies	14,696	131	0	14,827
Municipalities:
Third-party pricing vendor	0	229	0	229
Total municipalities	0	229	0	229
Public utilities:
Third-party pricing vendor	0	29	0	29
Total public utilities	0	29	0	29
Sovereign and supranational:
Third-party pricing vendor	0	188	0	188
Internal	0	187	0	187
Total sovereign and supranational	0	375	0	375
Other corporate:
Third-party pricing vendor	0	16	0	16
Total other corporate	0	16	0	16
Total securities held-to-maturity	$14,696	$780	$0	$15,476

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$17,088	$446	$0	$17,534
Internal	0	312	0	312
Total government and agencies	17,088	758	0	17,846
Municipalities:
Third-party pricing vendor	0	1,791	0	1,791
Internal	0	243	0	243
Total municipalities	0	2,034	0	2,034
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,352	0	2,352
Internal	0	55	37	92
Broker/other	0	0	1,119	1,119
Total mortgage- and asset-backed securities	0	2,407	1,156	3,563
Public utilities:
Third-party pricing vendor	0	3,628	0	3,628
Internal	0	2,770	0	2,770
Broker/other	0	0	647	647
Total public utilities	0	6,398	647	7,045
Sovereign and supranational:
Third-party pricing vendor	0	78	0	78
Internal	0	315	0	315
Broker/other	0	0	23	23
Total sovereign and supranational	0	393	23	416
Banks/financial institutions:
Third-party pricing vendor	0	4,975	0	4,975
Internal	0	3,971	5	3,976
Broker/other	0	0	5	5
Total banks/financial institutions	0	8,946	10	8,956
Other corporate:
Third-party pricing vendor	0	20,051	0	20,051
Internal	0	5,127	116	5,243
Broker/other	0	0	115	115
Total other corporate	0	25,178	231	25,409
Total securities available-for-sale	$17,088	$46,114	$2,067	$65,269
Equity securities, carried at fair value:
Third-party pricing vendor	$639	$0	$0	$639
Internal	0	0	26	26
Broker/other	0	0	131	131
Total equity securities	$639	$0	$157	$796

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$15,916	$143	$0	$16,059
Total government and agencies	15,916	143	0	16,059
Municipalities:
Third-party pricing vendor	0	257	0	257
Total municipalities	0	257	0	257
Public utilities:
Third-party pricing vendor	0	33	0	33
Total public utilities	0	33	0	33
Sovereign and supranational:
Third-party pricing vendor	0	198	0	198
Internal	0	207	0	207
Total sovereign and supranational	0	405	0	405
Other corporate:
Third-party pricing vendor	0	18	0	18
Total other corporate	0	18	0	18
Total securities held-to-maturity	$15,916	$856	$0	$16,772

The following is a discussion of the determination of fair value of the Company's remaining financial instruments.

Derivatives

The Company uses derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified in the same fair value hierarchy level as the associated asset. The significant inputs to pricing derivatives are generally observable in the market or can be derived from observable market data. When these inputs are observable, the derivatives are classified as Level 2.

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Instrument Type	Level 2
Interest rate derivatives	Swap yield curves Basis curves Interest rate volatility (1)
Foreign exchange rate derivatives - Non-VIEs (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Foreign cross-currency basis curves Foreign currency volatility (1)
Foreign exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates Swap yield curves Credit default swap curves Basis curves Recovery rates Foreign currency forward rates Foreign cross-currency basis curves
(1) Option-based only

The fair values of the foreign currency forwards and options are based on observable market inputs, therefore they are classified as Level 2.

Item 8. Financial Statements and Supplementary Data
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

For derivatives associated with VIEs where the Company is the primary beneficiary, the Company is not the direct counterparty to the swap contracts. Nevertheless, the Company has full transparency into the contracts to properly value the swaps for reporting purposes. For these derivatives, the Company utilizes valuation models developed by independent valuation analytics providers. The models are market standard discounted cash flow models and all associated processes and controls are executed by Company personnel. These models take into consideration any unique characteristics of the derivatives in determining the appropriate valuation methodology to estimate expected cash flows. The fair values of these swaps are based on observable market inputs and are classified as Level 2 within the fair value hierarchy.

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

Notes payable
The fair values of the Company's publicly issued notes payable are determined by utilizing available sources of observable inputs from third-party pricing vendors and are classified as Level 2. The Company's private placement notes payable are valued using the same internal models that the Company uses for its Japanese yen-denominated and U.S. dollar-denominated private placement investment portfolio. The fair values for these private placements are deemed Level 2 valuations, as they are model-derived valuations that are generated internally with all significant valuation inputs being observed in active markets. The fair values of the Company's Japanese yen-denominated loans approximate their carrying values and are classified as Level 3.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3 as of December 31.

2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	1	1	0	0	(2)	(4)	(4)
Unrealized gains (losses) included in other comprehensive income (loss)	24	29	0	(1)	5	0	57
Purchases, issuances, sales and settlements:
Purchases	909	242	0	0	24	9	1,184
Issuances	0	0	0	0	0	0	0
Sales	0	1	0	0	(2)	(2)	(3)
Settlements	(153)	(44)	(4)	0	(2)	0	(203)
Transfers into Level 3	395	0	0	0	0	0	395
Transfers out of Level 3	(38)	0	0	0	(95)	0	(133)
Balance, end of period	$2,294	$876	$19	$9	$159	$160	$3,517
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$1	$0	$0	$0	$0	$2

2024
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$772	$253	$30	$78	$648	$248	$2,029
Net investment gains (losses) included in earnings	3	1	0	0	0	(9)	(5)
Unrealized gains (losses) included in other comprehensive income (loss)	2	(19)	(3)	(9)	(1)	0	(30)
Purchases, issuances, sales and settlements:
Purchases	377	179	0	9	193	3	761
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(93)	(33)	(4)	(9)	(4)	(84)	(227)
Transfers into Level 3	205	499	0	0	5	0	709
Transfers out of Level 3	(110)	(233)	0	(59)	(610)	0	(1,012)
Balance, end of period	$1,156	$647	$23	$10	$231	$157	$2,224
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$2	$0	$0	$0	$0	$(10)	$(8)

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

2025
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$2,294	Consensus pricing	Offered quotes	88.75	-	106.70	(a)	100.42
Public utilities	876	Discounted cash flow	Credit spreads	100 bps	-	391 bps	(c)	163 bps
Sovereign and supranational	19	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	9	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	159	Discounted cash flow	Credit spreads	75 bps	-	384 bps	(c)	217 bps
Equity securities	160	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$3,517
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

	2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance, beginning of year	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	357	85	33	3	137	127	162	90	13	98	0	1,105
Amortization expense	(188)	(99)	(33)	(3)	(143)	(122)	(155)	(79)	(12)	(40)	0	(874)
Foreign currency translation and other	20	21	5	(1)	0	0	0	0	0	0	0	45
Balance, end of year	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034

	2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance, beginning of year	$2,971	$2,041	$491	$56	$917	$625	$1,336	$436	$86	$172	$1	$9,132
Capitalization	300	103	36	4	141	129	165	89	12	77	0	1,056
Amortization expense	(184)	(100)	(34)	(3)	(143)	(118)	(153)	(73)	(12)	(30)	(1)	(851)
Foreign currency translation and other	(311)	(211)	(52)	(5)	0	0	0	0	0	0	0	(579)
Balance, end of year	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758

Commissions deferred as a percentage of total acquisition costs deferred were 67% in 2025, compared with 69% in 2024 and 67% in 2023.

There were no changes to the inputs, judgments or methods used to determine amortization amounts during 2025 and 2024. The Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits during 2025 and 2024. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern.

See Note 1 for additional information on deferred policy acquisition costs.

Item 8. Financial Statements and Supplementary Data
7.    POLICY LIABILITIES

Future Policy Benefits

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

Item 8. Financial Statements and Supplementary Data

	2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	(661)	136	(40)	5	18	(22)	(163)	(8)	(10)	(5)	386
Effect of actual variances from expected experience	(436)	(84)	(62)	(12)	21	20	(2)	16	(10)	(32)	146
Adjusted beginning of period balance	12,911	11,897	4,982	857	2,726	1,724	4,175	1,229	189	939	1,356
Issuances	1,114	253	405	9	295	341	488	211	50	246	571
Interest accrual	364	292	110	16	110	69	177	50	9	42	73
Net premiums collected (1)	(1,379)	(1,076)	(795)	(95)	(487)	(402)	(590)	(255)	(39)	(171)	(138)
Foreign currency translation	193	146	70	13	0	0	0	0	0	0	0
Other	(2)	(1)	0	0	(7)	(6)	(8)	(4)	(1)	(5)	(27)
Ending balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in discount rate assumptions	(994)	(1,162)	(225)	(75)	(112)	(41)	(297)	(60)	(6)	(30)	133
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	(1,130)	108	(101)	74	47	(46)	(219)	(4)	(15)	(17)	399
Effect of actual variances from expected experience	(483)	(102)	(61)	(21)	9	5	(15)	8	(13)	(53)	148
Adjusted beginning of period balance	36,243	21,963	26,168	4,818	3,442	2,425	11,779	2,077	449	2,056	1,840
Issuances	1,138	260	417	14	300	355	503	217	50	254	574
Interest accrual	1,299	564	569	91	138	99	515	87	20	87	97
Benefit payments	(2,723)	(1,044)	(1,753)	(218)	(532)	(478)	(985)	(310)	(61)	(109)	(207)
Foreign currency translation	481	236	315	53	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in discount rate assumptions	(1,451)	(4,287)	(4,822)	(1,087)	(164)	(65)	(967)	(116)	(20)	(212)	140
Balance at December 31, 2025	34,987	17,692	20,894	3,671	3,184	2,336	10,845	1,955	438	2,076	2,444
Net liability for future policy benefits	22,780	7,343	16,347	2,946	659	651	6,900	784	236	1,055	476
Less: reinsurance recoverable	4,406	1,062	0	0	0	0	0	0	0	25	11
Net liability for future policy benefits after reinsurance recoverable	$18,374	$6,281	$16,347	$2,946	$659	$651	$6,900	$784	$236	$1,030	$465
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

Item 8. Financial Statements and Supplementary Data

	2024
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2023	$17,509	$14,697	$6,488	$1,088	$2,488	$1,652	$4,074	$1,107	$206	$853	$277
Beginning balance at original discount rate	16,452	14,040	6,258	1,069	2,630	1,738	4,416	1,193	217	909	272
Effect of changes in cash flow assumptions	(625)	(154)	(190)	(19)	65	(47)	(106)	(21)	(17)	(5)	(8)
Effect of actual variances from expected experience	(71)	(164)	(97)	(14)	66	12	(100)	21	(12)	(29)	13
Adjusted beginning of period balance	15,756	13,722	5,971	1,036	2,761	1,703	4,210	1,193	188	875	277
Issuances	983	361	478	16	307	364	543	231	52	226	592
Interest accrual	378	302	110	17	106	66	173	46	9	37	25
Net premiums collected (1)	(1,453)	(1,135)	(862)	(101)	(479)	(401)	(578)	(244)	(39)	(157)	(53)
Foreign currency translation	(1,655)	(1,405)	(613)	(104)	0	0	0	0	0	0	0
Other	(1)	0	0	0	(8)	(6)	(8)	(5)	(1)	(5)	(17)
Ending balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in discount rate assumptions	176	(28)	72	(18)	(190)	(91)	(439)	(99)	(13)	(67)	2
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Present value of expected future policy benefits:
Balance at December 31, 2023	$50,161	$25,257	$29,731	$5,178	$3,109	$2,422	$11,290	$1,943	$478	$1,764	$798
Beginning balance at original discount rate	43,626	25,023	30,256	5,444	3,302	2,541	12,120	2,076	506	1,971	769
Effect of changes in cash flow assumptions	(815)	(228)	(302)	(7)	109	(73)	(112)	(31)	(28)	(3)	(12)
Effect of actual variances from expected experience	(117)	(193)	(110)	(24)	91	(16)	(144)	21	(16)	(43)	(7)
Adjusted beginning of period balance	42,694	24,602	29,844	5,413	3,502	2,452	11,864	2,066	462	1,925	750
Issuances	1,004	373	488	22	311	381	559	237	55	231	597
Interest accrual	1,356	570	582	93	133	98	515	84	20	78	50
Benefit payments	(2,773)	(1,033)	(1,510)	(208)	(560)	(465)	(925)	(314)	(60)	(108)	(104)
Foreign currency translation	(4,425)	(2,555)	(3,074)	(555)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in discount rate assumptions	2,925	(1,351)	(2,065)	(540)	(259)	(136)	(1,312)	(176)	(36)	(279)	(5)
Balance at December 31, 2024	40,781	20,606	24,265	4,225	3,127	2,330	10,701	1,897	441	1,847	1,288
Net liability for future policy benefits	26,597	8,789	19,109	3,379	630	695	6,800	775	245	938	462
Less: reinsurance recoverable	5,085	1,245	0	0	0	0	0	0	0	18	0
Net liability for future policy benefits after reinsurance recoverable	$21,512	$7,544	$19,109	$3,379	$630	$695	$6,800	$775	$245	$920	$462
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

2025
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.8%	2.5%	2.1%	1.8%	4.1%	4.4%	4.5%	4.5%	4.3%	3.9%	5.5%
Weighted-average interest, current discount rate (1)	3.1%	3.6%	2.8%	3.4%	5.2%	5.0%	5.4%	5.3%	5.2%	5.3%	5.4%
Weighted-average liability duration (years)	12.3	22.9	16.2	16.2	7.8	5.6	10.8	9.0	7.5	13.5	8.6
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

Item 8. Financial Statements and Supplementary Data
The following table presents a reconciliation of the disaggregated rollforwards above to the ending liability for future policy benefits presented in the consolidated balance sheets as of December 31. The deferred profit liability for limited-payment contracts and the deferred reinsurance gain liability are presented together with the liability for future policy benefits in the consolidated balance sheets and have been included as reconciling items in the table below.

(In millions)	2025	2024
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$22,780	$26,597
Medical and other health	7,343	8,789
Life insurance	16,347	19,109
Other	2,946	3,379
Aflac U.S.
Accident	659	630
Disability	651	695
Critical care	6,900	6,800
Hospital indemnity	784	775
Dental/vision	236	245
Life insurance	1,055	938
Other	476	462
Corporate and other	4,317	5,072
Deferred profit liability	2,066	1,844
Deferred reinsurance gain liability	757	806
Intercompany eliminations (1)	(4,997)	(5,760)
Total	$62,320	$70,381
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 for additional details.

There were no changes to the inputs, judgments or methods used in measuring the liability for future policy benefits in 2025 and 2024.

Discount Rate Methodology

The Company’s discount rate methodology involves constructing a current discount rate curve separately for discounting cash flows used to calculate the Japan and U.S. LFPB, reflective of the characteristics of the insurance liabilities, such as currency and tenor. Discount rates are updated each reporting period and require estimation techniques (e.g., interpolation, extrapolation) for determination of points on the curve for which there is limited or no observable market data.

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

In the Aflac Japan segment, all long-duration insurance policies are denominated in Japanese yen. A significant portion of policies are characterized by tenors exceeding the availability of liquid market data in Japan for single-A rated (as a proxy for upper-medium grade) corporate Japanese yen-denominated debt. The discount rate curve is designed to prioritize the observable inputs where available, while past the last liquid point, the data is derived based on estimation techniques consistent with the fair value guidance in ASC 820. The Aflac Japan segment's curve utilizes liquid market indices tracking publicly traded Japanese yen-denominated single-A corporate debt for the initial 10-year tenor. For the bonds within these market indices where only local ratings are available, the Company prioritizes the bonds with local ratings that are equivalent to a single-A rating based on international rating standards.

Item 8. Financial Statements and Supplementary Data
For the discount rates applicable to tenors for which the Japan single-A debt market is not liquid but there is sufficient observable market data and/or the observable market data is available for similar instruments (between 10 and 30 years), the Company estimates tenor-specific single-A credit spreads and applies them to risk-free government rates. Lastly, for the tenors where there is limited or no observable single-A or similar market data or risk-free government rates (beyond 30 years), the discount curve is derived by extrapolation of risk-free rates beyond their last liquid point following the Smith-Wilson method and grading of the estimated forward credit spread anchored by the ultimate forward rate. The ultimate forward rate is based on the economic value-based solvency regime, which is consistent with the International Association of Insurance Supervisors (IAIS) Insurance Capital Standards (ICS) (effective for Aflac Japan's 2025 fiscal year-end, which is March 31, 2026), and is adjusted for credit and inflation components.

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

There were no changes to the methods used to determine the discount rates during the years ended December 31, 2025 and 2024.

Cash Flow Assumptions

Cash flow assumptions include (1) mortality, (2) morbidity and (3) termination or lapses.

Mortality rate assumptions are based on industry tables and adjusted for the Company's actual or expected experience. These assumptions typically vary by age, gender, and other demographic characteristics such as smoking status.

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

The Company evaluates actual experience compared with expected experience for cash flow assumptions each quarter.

•In 2025 and 2024, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience.

The Company performs a more detailed review of its assumptions annually during the third quarter.

•In 2025, the Company's annual assumption review process resulted in favorable changes largely due to favorable morbidity assumptions in Japan and favorable morbidity and termination assumptions in the U.S.

•In 2024, the Company's annual assumption review process resulted in favorable changes largely due to recent favorable Japan morbidity experience.

Favorable morbidity experience has been reflected in the annual assumptions primarily due to lower utilization of certain cancer benefits, including reduced hospitalizations and fewer first-occurrence claims influenced by COVID-19-related behavioral changes. While recognizing ongoing uncertainty, management has reviewed these trends and incorporated elements of the observed experience into its assumptions where considered appropriate.

Item 8. Financial Statements and Supplementary Data
The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type for the years ended December 31.

(In millions)	2025	2024	2023
Net earned premiums:
Aflac Japan
Cancer	$3,405	$3,545	$4,063
Medical and other health	2,131	2,181	2,631
Life insurance	1,227	1,225	1,532
Other	129	134	149
Aflac U.S.
Accident	1,229	1,265	1,288
Disability	1,408	1,327	1,256
Critical care	1,763	1,763	1,749
Hospital indemnity	728	727	725
Dental/vision	207	202	214
Life insurance	683	565	475
Other	200	110	45
Corporate and other	806	680	400
Reinsurance ceded	(368)	(284)	(404)
Total	$13,548	$13,440	$14,123

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type for the years ended December 31.

(In millions)	2025	2024	2023
Interest expense:
Aflac Japan
Cancer	$935	$978	$1,061
Medical and other health	272	268	274
Life insurance	459	472	501
Other	75	76	80
Aflac U.S.
Accident	28	27	25
Disability	30	32	34
Critical care	338	342	345
Hospital indemnity	37	38	39
Dental/vision	11	11	13
Life insurance	45	41	37
Other	24	25	27
Total	$2,254	$2,310	$2,436

Item 8. Financial Statements and Supplementary Data
The following tables present the amount of expected future gross premiums and expected future policy benefits and expenses (undiscounted and discounted at the current period discount rate) by reporting segment and disaggregated by product type as of December 31. These tables are presented gross of internal and external ceded reinsurance.
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

	2025		2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$52,505	$54,844	$51,712	$56,881
Medical and other health	32,757	35,043	33,250	34,864
Life insurance	10,781	37,340	10,915	37,520
Other	1,351	6,419	1,477	6,479
Aflac U.S.
Accident	8,560	4,660	8,862	4,687
Disability	5,697	3,033	5,727	3,094
Critical care	19,182	19,971	19,624	20,340
Hospital indemnity	4,757	3,027	4,859	3,017
Dental/vision	1,081	657	1,118	679
Life insurance	3,326	3,948	2,966	3,559
Other	3,477	4,105	2,143	2,273
Total	$143,474	$173,047	$142,653	$173,393

	2025		2024
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$36,796	$34,987	$40,170	$40,781
Medical and other health	22,239	17,692	25,171	20,606
Life insurance	8,625	20,894	9,367	24,265
Other	1,018	3,671	1,204	4,225
Aflac U.S.
Accident	6,002	3,184	6,057	3,127
Disability	4,478	2,336	4,404	2,330
Critical care	11,988	10,845	11,900	10,701
Hospital indemnity	3,333	1,955	3,312	1,897
Dental/vision	755	438	761	441
Life insurance	2,358	2,076	2,050	1,847
Other	2,105	2,444	1,290	1,288
Total	$99,697	$100,522	$105,686	$111,508

Loss expense as a result of NPR capping for the years ended December 31, 2025, 2024 and 2023 was immaterial.

Item 8. Financial Statements and Supplementary Data
Other Policyholders' Funds

As of December 31, 2025 and 2024, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds for the years ended December 31.

(In millions)	2025	2024
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,221	$5,939
Premiums received	97	104
Transfers from WAYS conversions	307	249
Surrenders and withdrawals	(64)	(58)
Benefit payments	(513)	(446)
Interest credited	49	49
Foreign currency translation and other	55	(616)
Fixed annuities account balance, end of period	5,152	5,221
Other deposit type reserves	293	239
Total	$5,445	$5,460
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates as of December 31.

	2025			2024
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,152	$5,083	0.5% - 2.2%	$5,221	$5,150
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at December 31, 2025 and 2024.

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

(In millions)	2025	2024	2023
Earned premiums:
Direct	$13,760	$13,562	$14,318
Ceded	(368)	(284)	(404)
Assumed	156	162	209
Net earned premiums	$13,548	$13,440	$14,123

Benefits and claims, excluding reserve remeasurement:
Direct	$8,174	$8,098	$8,599
Ceded	(249)	(153)	(147)
Assumed	62	63	142
Benefits and claims, excluding reserve remeasurement	7,987	8,008	8,594
Reserve remeasurement (gains) losses:
Direct	(683)	(558)	(394)
Ceded	(11)	0	11
Reserve remeasurement (gains) losses	(694)	(558)	(383)
Total benefits and claims, net	$7,293	$7,450	$8,211

The Company reported a deferred reinsurance gain liability related to reinsurance transactions, which represents ceded reserves in excess of consideration paid or consideration received in excess of assumed reserves. The remaining consolidated deferred reinsurance gain liability of $125 million and $146 million as of December 31, 2025 and 2024, respectively, is included in future policy benefits in the consolidated balance sheets and is being amortized over the expected lives of the policies. The amortization is included in benefits and claims in the consolidated statements of earnings.

The Company also reported a reinsurance recoverable with a remaining balance, net of allowance for credit losses of $161 million and $163 million as of December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, the related allowance for credit losses was $4 million. The allowance for credit losses is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s significant reinsurance counterparties. The Company uses external credit ratings focused on these reinsurers' financial strength and credit worthiness. As of December 31, 2025, the Company's significant reinsurance counterparties were rated A+. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

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

Item 8. Financial Statements and Supplementary Data
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
9.     NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2025	2024
1.125% senior sustainability notes due March 2026	$400	$399
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	995	994
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes paid September 2025 (principal amount ¥12.4 billion)	0	79
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	382	378
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	83	81
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	213	211
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	80	79
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	85	84
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	186	184
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	223	0
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	178	176
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	191	189
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	59	58
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	131	130
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	116	0
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	134	133
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	149	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	76	76
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	97	95
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	49	48
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	116	115
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	62	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	67	66
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	245	0
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	60	0
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	95	94
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	64	63
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	41	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	56	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	104	103
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	40	39
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	74	0
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	45	0
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	63	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	36	35
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	45	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	379	375
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	127	125
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	76	75
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	191	188
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	124	122
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.08% in 2025 and .84% in 2024, principal amount ¥11.7 billion)	75	74
Variable interest rate loan due August 2029 (1.18% in 2025 and .94% in 2024, principal amount ¥25.3 billion)	161	160
Variable interest rate loan due August 2032 (1.33% in 2025 and 1.09% in 2024, principal amount ¥70.0 billion)	446	441
Finance lease obligations payable through 2030	6	5
Operating lease obligations payable through 2049	73	91
Total notes payable and lease obligations	$8,409	$7,498
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

Item 8. Financial Statements and Supplementary Data
In June 2025, the Parent Company issued four series of senior notes totaling ¥74.9 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥35.0 billion, bears interest at a fixed rate of 1.726% per annum, payable semiannually, and will mature in October 2030. The second series, which totaled ¥23.4 billion, bears interest at a fixed rate of 2.003% per annum, payable semiannually, and will mature in December 2032. The third series, which totaled ¥9.5 billion, bears interest at a fixed rate of 2.369% per annum, payable semiannually, and will mature in June 2035. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 2.779% per annum, payable semiannually, and will mature in June 2040. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in October 2030, December 2032, June 2035 and June 2040 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after July 18, 2030, September 14, 2032, December 5, 2034, and December 5, 2039, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.
In May 2025, the Parent Company issued four series of senior notes totaling ¥75.1 billion through a private placement. The first series, which totaled ¥18.2 billion, bears interest at a fixed rate of 1.990% per annum, payable semiannually, and will mature in May 2032. The second series, which totaled ¥38.3 billion, bears interest at a fixed rate of 2.320% per annum, payable semiannually, and will mature in May 2035. The third series, which totaled ¥11.6 billion, bears interest at a fixed rate of 2.650% per annum, payable semiannually, and will mature in May 2040. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 3.040% per annum, payable semiannually, and will mature in May 2045. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.

In March 2024, the Parent Company issued five series of senior notes totaling ¥75.0 billion through a private placement. The first series, which totaled ¥18.3 billion, bears interest at a fixed rate of 1.600% per annum, payable semiannually, and will mature in March 2034. The second series, which totaled ¥15.0 billion, bears interest at a fixed rate of 1.740% per annum, payable semiannually, and will mature in March 2036. The third series, which totaled ¥16.5 billion, bears interest at a fixed rate of 1.920% per annum, payable semiannually, and will mature in March 2039. The fourth series, which totaled ¥5.7 billion, bears interest at a fixed rate of 2.160% per annum, payable semiannually, and will mature in March 2044. The fifth series, which totaled ¥19.5 billion, bears interest at a fixed rate of 2.400% per annum, payable semiannually, and will mature in March 2054. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.

In March 2024, the Parent Company issued three series of senior notes totaling ¥48.6 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥13.0 billion, bears interest at a fixed rate of 1.048% per annum, payable semiannually, and will mature in March 2029. The second series, which totaled ¥27.9 billion, bears interest at a fixed rate of 1.412% per annum, payable semiannually, and will mature in March 2031. The third series, which totaled ¥7.7 billion, bears interest at a fixed rate of 1.682% per annum, payable semiannually, and will mature in March 2034. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in March 2029, March 2031 and March 2034 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after December 21, 2028, December 31, 2030 and September 21, 2033, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

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

Item 8. Financial Statements and Supplementary Data
In September 2022, the Parent Company issued four series of senior notes totaling ¥73.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥33.4 billion, bears interest at a fixed rate of 1.075% per annum, payable semiannually, and will mature in September 2029. The second series, which totaled ¥21.1 billion, bears interest at a fixed rate of 1.320% per annum, payable semiannually, and will mature in December 2032. The third series, which totaled ¥6.5 billion, bears interest at a fixed rate of 1.594% per annum, payable semiannually, and will mature in September 2037. The fourth series, which totaled ¥12.0 billion, bears interest at a fixed rate of 2.144% per annum, payable semiannually, and will mature in September 2052. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in September 2029, December 2032 and September 2037 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after June 14, 2029, June 14, 2032 and March 14, 2037, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

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

In April 2021, the Parent Company issued five series of senior notes totaling ¥82.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥30.0 billion, bears interest at a fixed rate of .633% per annum, payable semiannually, and will mature in April 2031. The second series, which totaled ¥12.0 billion, bears interest at a fixed rate of .844% per annum, payable semiannually, and will mature in April 2033. The third series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.039% per annum, payable semiannually, and will mature in April 2036. The fourth series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.264% per annum, payable semiannually, and will mature in April 2041. The fifth series, which totaled ¥20.0 billion, bears interest at a fixed rate of 1.560% per annum, payable semiannually, and will mature in April 2051. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In March 2021, the Parent Company issued $400 million of senior sustainability notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 1.125% per annum, payable semiannually, and will mature in March 2026. The Company intends, but is not contractually committed, to allocate an amount at least equivalent to the net proceeds from this issuance exclusively to existing or future investments in, or financing of, assets, businesses or projects that meet the eligibility criteria of the Company's sustainability bond framework described in the offering documentation in connection with such notes. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 10 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

Item 8. Financial Statements and Supplementary Data
In April 2020, the Parent Company issued $1.0 billion of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.60% per annum, payable semiannually, and will mature in April 2030. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 45 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

In March 2020, the Parent Company issued four series of senior notes totaling ¥57.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥12.4 billion, bore interest at a fixed rate of .300% per annum, payable semiannually, and matured in September 2025. The second series, which totaled ¥13.3 billion, bears interest at a fixed rate of .550% per annum, payable semiannually, and will mature in March 2030. The third series, which totaled ¥20.7 billion, bears interest at a fixed rate of .750% per annum, payable semiannually and will mature in March 2032. The fourth series, which totaled ¥10.6 billion, bears interest at a fixed rate of .830% per annum, payable semiannually, and will mature in March 2035. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In September 2025, the Parent Company extinguished ¥12.4 billion of .300% senior notes upon their maturity.

In December 2019, the Parent Company issued four series of senior notes totaling ¥38.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥12.6 billion, bears interest at a fixed rate of .500% per annum, payable semiannually, and will mature in December 2029. The second series, which totaled ¥9.3 billion, bears interest at a fixed rate of .843% per annum, payable semiannually, and will mature in December 2031. The third series, which totaled ¥9.8 billion, bears interest at a fixed rate of .934% per annum, payable semiannually, and will mature in December 2034. The fourth series, which totaled ¥6.3 billion, bears interest at a fixed rate of 1.122% per annum, payable semiannually, and will mature in December 2039. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semiannually, and will mature in January 2049. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

In October 2018, the Parent Company issued three series of senior notes totaling ¥53.4 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥29.3 billion, bears interest at a fixed rate of 1.159% per annum, payable semiannually, and will mature in October 2030. The second series, which totaled ¥15.2 billion, bears interest at a fixed rate of 1.488% per annum, payable semiannually, and will mature in October 2033. The third series, which totaled ¥8.9 billion, bears interest at a fixed rate of 1.750% per annum, payable semiannually, and will mature in October 2038. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

Item 8. Financial Statements and Supplementary Data
In October 2017, the Parent Company issued ¥60.0 billion of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of interest of the debentures will be reset every five years to a rate of interest equal to the then-current Japanese yen 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semiannually in arrears and will mature in October 2047. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) on or after October 23, 2027, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption.

In January 2017, the Parent Company issued ¥60.0 billion of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of .932% per annum, payable semiannually, and will mature in January 2027. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In September 2016, the Parent Company issued two series of senior notes totaling $700 million through a U.S. public debt offering. The first series, which totaled $300 million, bears interest at a fixed rate of 2.875% per annum, payable semiannually and will mature in October 2026. The second series, which totaled $400 million, bears interest at a fixed rate of 4.00% per annum, payable semiannually, and will mature in October 2046.

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

For the Company's Japanese yen-denominated notes and loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. The Company has designated the majority of its Japanese yen-denominated notes payable as a non-derivative hedge of the foreign currency exposure of the Company's investment in Aflac Japan.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2025, are as follows:

(In millions)
2026	$700
2027	458
2028	0
2029	539
2030	1,496
Thereafter	5,185
Total	$8,378

Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $217 million, $194 million and $190 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Operating lease costs, included in insurance and other expenses in the consolidated statements of earnings, were $42 million, $43 million and $49 million for the years ended December 31, 2025, 2024 and 2023, respectively. Operating cash outflows for operating leases were $42 million, $41 million and $48 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data
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

The 2035 Facility Agreement provides the Parent Company the right to issue and sell to the 2035 Trust from time to time up to $1.0 billion of 5.251% senior notes due August 2035 in exchange for a corresponding amount of the Strips held by the 2035 Trust. In return, the Parent Company agreed to pay a semiannual facility fee to the 2035 Trust at a rate of 0.9875% per annum applied to the unexercised amount of senior notes that the Parent Company could issue and sell to the 2035 Trust.

The 2055 Facility Agreement provides the Parent Company the right to issue and sell to the 2055 Trust from time to time up to $1.0 billion of 5.991% senior notes due August 2055 in exchange for a corresponding amount of the Strips held by the 2055 Trust. In return, the Parent Company agreed to pay a semiannual facility fee to the 2055 Trust at a rate of 1.1218% per annum applied to the unexercised amount of senior notes that the Parent Company could issue and sell to the 2055 Trust.

The Parent Company can redeem the senior notes at any time, in whole or in part, by returning the Strips to the trusts or by delivering cash at a redemption price equal to the greater of the principal amount or a make-whole redemption price, in each case plus accrued and unpaid interest to, but excluding, the date of redemption. As of December 31, 2025, the Parent Company had no senior note issuances under these facility agreements.

Item 8. Financial Statements and Supplementary Data
A summary of the Company's lines of credit as of December 31, 2025 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 4, 2026	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 13, 2030, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to, at the Company's option, either (a) TIBOR plus an applicable margin or (b) an alternative TIBOR based on the rate offered by the agent to major banks in yen for the applicable period plus an applicable margin	No later than May 14, 2030	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 15, 2027, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar-denominated borrowings or TIBOR for Japanese yen-denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 15, 2027	.08% to .20%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's U.S. dollar short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2026	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 1, 2026	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2026	¥50.0 billion	¥0.0 billion	Three-month Japanese yen TIBOR plus 75 basis points per annum	No later than November 27, 2026	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2026	¥50.0 billion	¥0.0 billion	Three-month Japanese yen TIBOR plus 75 basis points per annum	No later than November 27, 2026	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	December 1, 2026	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	December 1, 2026	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Item 8. Financial Statements and Supplementary Data

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	December 1, 2026	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	December 1, 2026	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	December 1, 2026	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	December 1, 2026	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Asset Management LLC(1)	uncommitted revolving	364 days	December 1, 2026	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Global Ventures LLC(1)	uncommitted revolving	364 days	December 1, 2026	$2 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2025. No events of default or defaults occurred during 2025 and 2024.

Item 8. Financial Statements and Supplementary Data
10.     INCOME TAXES
The components of pretax earnings for the year ended December 31, 2025 were as follows:

(In millions)	Foreign	U.S.	Total
2025:
Pretax earnings	$3,321	$1,212	$4,533

The Company elected a prospective implementation for the adoption of ASU 2023-09 Income Taxes (Topic 740). See Note 1 for additional information.

The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2025:
Current	$785	$330	$1,115
Deferred	217	(445)	(228)
Total income tax expense	$1,002	$(115)	$887
2024:
Current	$1,196	$134	$1,330
Deferred	159	(515)	(356)
Total income tax expense	$1,355	$(381)	$974
2023:
Current	$1,275	$388	$1,663
Deferred	(160)	(900)	(1,060)
Total income tax expense	$1,115	$(512)	$603

The Japan income tax rate for the fiscal years 2025, 2024 and 2023 was 28.0%. The Japan income tax rate will increase to 28.9% beginning April 1, 2026. The Bermuda corporate income tax rate for the 2025 fiscal year was 15%.

Aflac Japan holds certain U.S. dollar-denominated assets in a Delaware Statutory Trust (DST). These assets are mostly comprised of various U.S. dollar-denominated commercial mortgage loans. The functional currency of the DST for U.S. tax purposes was historically the Japanese yen. In 2022, the Company requested a change in tax accounting method through the Internal Revenue Service's automatic consent procedures to change the functional currency of the DST for U.S. tax purposes to the U.S. dollar. As a result, foreign currency translation gains or losses on assets held in the DST are no longer recognized for U.S. tax purposes. The non-taxable foreign currency translation gain/loss resulting from the method change resulted in the Company recognizing an income tax expense of $23 million in 2025. The Company recognized an income tax benefit of $208 million in 2024 and $174 million in 2023.

Income tax expense in the accompanying consolidated statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% to pretax earnings.

Item 8. Financial Statements and Supplementary Data
The principal reasons for the differences and the related tax effects for the year ended December 31, 2025 were as follows:

(In millions)	2025
Income taxes based on U.S. statutory rates	$952	21.0%
Domestic federal reconciling items:
Tax credits
Solar tax credits	(54)	(1.2)
Other tax credits	(41)	(.9)
Nontaxable and nondeductible items
DST functional currency change	23.5
Other nontaxable and nondeductible items, net	23.5
Effects of cross-border tax laws
U.S. effects of foreign branch	(184)	(4.0)
Changes in tax law	(112)	(2.5)
Other, net	(19)	(.4)
Foreign reconciling items:
Japan:
Japan federal rate differential	69	1.5
Japan local rate differential	151	3.3
Changes in tax law	112	2.5
Other foreign tax effects, Japan	3.1
Bermuda:
Bermuda corporate income tax credit	(26)	(.6)
Bermuda rate differential	(10)	(.2)
Income tax expense	$887	19.6%

For the year ended December 31, 2025, applicable U.S. state income taxes were immaterial.

The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2024	2023
Income taxes based on U.S. statutory rates	$1,348	$1,105
DST functional currency change	(208)	(174)
Solar and historic tax credits, net of amortization	(164)	(348)
Other, net	(2)	20
Income tax expense	$974	$603

Item 8. Financial Statements and Supplementary Data

(In millions)	2025	2024	2023
Statements of earnings	$887	$974	$603
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(6)	160	140
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(489)	(265)	520
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(1)	(41)	(35)
Unrealized gains (losses) on derivatives during period	2	1	1
Effect of changes in discount rate assumptions during period	1,603	1,214	(122)
Pension liability adjustment during period	21	5	7
Total income tax expense (benefit) related to items of other comprehensive income (loss)	1,130	1,074	511
Total income taxes	$2,017	$2,048	$1,114

The components of income taxes paid, net of refunds received for the year ended December 31, 2025 were as follows:

(In millions)	2025
U.S. federal	$104
Foreign:
Japan federal	970
Other foreign taxes	91
Total income taxes paid, net of refunds	$1,165

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2025	2024
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,695	$2,637
Unrealized gains and other basis differences on investments	0	615
Foreign currency gain on Aflac Japan	0	1
Premiums receivable	36	43
Policy benefit reserves	6,585	2,509
Other	237	54
Total deferred income tax liabilities	9,553	5,859
Deferred income tax assets:
Unfunded retirement benefits	4	4
Other accrued expenses	40	32
Policy and contract claims	504	514
Foreign currency loss on Aflac Japan	7	0
Deferred compensation	0	31
Depreciation	295	255
Anticipatory foreign tax credit	4,966	3,262
Deferred foreign tax credit and carryforward	1,098	1,428
Unrealized losses and other basis differences in investments	1,360	0
Total deferred income tax assets	8,274	5,526
Net deferred income tax (asset) liability	1,279	333
Current income tax (asset) liability	89	240
Total income tax liability	$1,368	$573

Item 8. Financial Statements and Supplementary Data
The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. The Company has determined no valuation allowance against its anticipatory foreign tax credits is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2026 due to Japan's current tax year not closing until March 31, 2026. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2025, there were non-life operating loss carryforwards of $26 million available to offset against future taxable income, which expire after December 31, 2040, and there were life operating loss carryforwards available to offset against future taxable income of $106 million, which do not expire. The Company has no capital loss carryforwards available to offset capital gains. The Company has a foreign tax credit carryforward of $296 million as of December 31, 2025, which expires after December 31, 2034.

The Company files federal income tax returns in the U.S., Japan, and Bermuda as well as state or prefecture income tax returns in various jurisdictions in the two countries. The 2023 U.S. federal consolidated tax return is currently under examination. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2022 are no longer subject to examination. Japan corporate income tax returns for years before the tax year ended March 2023 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2025	2024
Balance, beginning of year	$0	$1
Reductions for tax positions of prior years	0	(1)
Balance, end of year	$0	$0

Included in the balance of the liability for unrecognized tax benefits at December 31, 2025 and 2024, were no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2025, the Company did not have an accrual for permanent uncertainties and therefore did not have an effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized no interest and penalties in 2025, and an immaterial amount of interest and penalties in 2024 and 2023.

Item 8. Financial Statements and Supplementary Data
11.    SHAREHOLDERS' EQUITY

Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2025	2024	2023
Common stock - issued:
Balance, beginning of period	1,356,763	1,355,398	1,354,079
Exercise of stock options and issuance of restricted shares	1,146	1,365	1,319
Balance, end of period	1,357,909	1,356,763	1,355,398
Treasury stock:
Balance, beginning of period	806,799	776,919	738,823
Purchases of treasury stock:
Share repurchase program	32,994	30,428	38,896
Other	411	494	364
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(698)	(751)	(897)
Exercise of stock options	(60)	(104)	(88)
Other	(227)	(187)	(179)
Balance, end of period	839,219	806,799	776,919
Shares outstanding, end of period	518,690	549,964	578,479

Share Repurchase Program: In August 2025, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2025, a remaining balance of 114.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

During 2025, the Company repurchased 33.0 million shares of its common stock in the open market for $3.5 billion. The Company repurchased 30.4 million shares for $2.8 billion in 2024 and 38.9 million shares for $2.8 billion in 2023.
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

EPS: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted EPS for the years ended December 31 is as follows:

(In thousands of shares)	2025	2024	2023
Weighted-average outstanding shares used for calculating basic EPS	532,885	562,492	596,173
Dilutive effect of share-based awards	1,993	2,523	2,572
Weighted-average outstanding shares used for calculating diluted EPS	534,878	565,015	598,745

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS, but are included in the calculation of weighted-average shares used in the computation of diluted EPS. Anti-dilutive share-based awards are excluded from the computation of diluted EPS.

The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS at December 31.

(In thousands)	2025	2024	2023
Anti-dilutive share-based awards	1	17	51

Item 8. Financial Statements and Supplementary Data
Reclassifications from Accumulated Other Comprehensive Income
The tables below are reconciliations of accumulated other comprehensive income by component for the years ended December 31.

Changes in Accumulated Other Comprehensive Income

2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	151	(1,828)	3	6,029	76	4,431
Amounts reclassified from accumulated other comprehensive income (loss)	0	(5)	4	0	0	(1)
Net current-period other comprehensive income (loss)	151	(1,833)	7	6,029	76	4,430
Balance at December 31, 2025	$(4,847)	$(1,809)	$(13)	$8,035	$86	$1,452
All amounts in the table above are net of tax.

2024
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
Other comprehensive income (loss) before reclassification	(929)	(959)	(3)	4,566	20	2,695
Amounts reclassified from accumulated other comprehensive income (loss)	0	(156)	5	0	(2)	(153)
Net current-period other comprehensive income (loss)	(929)	(1,115)	2	4,566	18	2,542
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2023
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2022	$(3,564)	$(702)	$(27)	$(2,100)	$(36)	$(6,429)
Other comprehensive income (loss) before reclassification	(505)	1,972	1	(460)	28	1,036
Amounts reclassified from accumulated other comprehensive income (loss)	0	(131)	4	0	0	(127)
Net current-period other comprehensive income (loss)	(505)	1,841	5	(460)	28	909
Balance at December 31, 2023	$(4,069)	$1,139	$(22)	$(2,560)	$(8)	$(5,520)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2025
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$6	Net investment gains (losses)
	(1)	Tax (expense) or benefit(1)
	$5	Net of tax
Unrealized gains (losses) on derivatives	$(4)	Net investment gains (losses)
	(1)	Net investment income
	(5)	Total before tax
	1	Tax (expense) or benefit(1)
	$(4)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$1	Net of tax
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 13 for additional details).

Item 8. Financial Statements and Supplementary Data

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
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 13 for additional details).

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
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 13 for additional details).

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

The Plan allows for a maximum number of shares issuable over its term of 75 million shares including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan. As of December 31, 2025, approximately 32.6 million shares were available for future grants under this plan.

The Plan allows awards to Company employees as follows:
•Stock options
◦Incentive stock options
◦Non-qualifying stock options
•Performance-based restricted stock awards and units (performance-based restricted stock)
•Restricted stock awards and units (restricted stock)
•Stock appreciation rights

Non-employee directors are eligible for grants of non-qualifying stock options, restricted stock, and stock appreciation rights.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

Vesting Schedules

Stock options and stock appreciation rights have an expiration date of no later than 10 years from the grant date. Generally, the vesting period for share-based awards is the requisite service period, which is typically three years for employees and one year for non-employee directors. Vesting for employees is generally on a ratable basis over the three years, typically subject to continued employment.

For performance-based restricted stock, vesting is also contingent on certain performance conditions typically achieved over three years.

The Compensation Committee of the board of directors has the discretion to determine vesting schedules.

Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, restricted stock, and performance-based restricted stock. The expense is included in insurance and other expenses in the consolidated statements of earnings.

The following table presents the impact of share-based compensation expense for the years ended December 31.

(In millions, except for per-share amounts)	2025	2024	2023
Impact on earnings from continuing operations	$82	$72	$79
Impact on earnings before income taxes	82	72	79
Impact on net earnings	65	57	62
Impact on net earnings per share:
Basic	$.12	$.10	$.10
Diluted	.12	.10	.10

Item 8. Financial Statements and Supplementary Data
Stock Options

The following tables summarize stock option activity under the employee stock option plan. There were no options granted in 2025, 2024 or 2023.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2022	1,577	$32.05
Granted in 2023	0	0.00
Canceled in 2023	0	24.75
Exercised in 2023	(526)	30.35
Outstanding at December 31, 2023	1,051	32.90
Granted in 2024	0	0.00
Canceled in 2024	(3)	31.21
Exercised in 2024	(425)	31.40
Outstanding at December 31, 2024	623	33.92
Granted in 2025	0	0.00
Canceled in 2025	(2)	30.53
Exercised in 2025	(301)	31.04
Outstanding at December 31, 2025	320	$36.65

(In millions)	2025	2024	2023
Total intrinsic value of options exercised	$23	$25	$22
Cash received from options exercised	9	13	16
Tax benefit realized as a result of options exercised and restricted stock releases	31	28	20

Stock options and stock appreciation rights granted under the Plan have an exercise price of at least the fair market value of the underlying stock on the grant date. For awards with an exercise price currently below the quoted closing price of the Company's common stock, the total pretax intrinsic value of stock options exercised during the period is based on the difference between the exercise price of the stock options and the closing price of the Company's common stock of $110.27 as of December 31, 2025.

(In thousands of shares)	2025	2024	2023
Shares exercisable, end of year	320	623	1,051

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

The following table presents the assumptions used in valuing options granted, if applicable, during the years ended December 31.

	2025	2024	2023
Expected term (years)	8.0	8.0	8.0
Expected volatility	27.2%	26.8%	26.7%
Annual forfeiture rate	4.4	4.4	4.2
Risk-free interest rate	4.2	4.0	3.0
Dividend yield	2.2	2.4	2.3

Item 8. Financial Statements and Supplementary Data

The following table summarizes information about stock options outstanding and exercisable at December 31, 2025.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$0.00	-	$28.97	39	0.1	$28.97	39	$28.97
28.97	-	36.21	166	1.2	35.17	166	35.17
36.21	-	44.59	115	1.9	41.37	115	41.37
$0.00	-	$44.59	320	1.3	$36.65	320	$36.65

As of December 31, 2025, the aggregate intrinsic value of stock options outstanding and in-the-money stock options exercisable was $24 million.

Performance-Based Restricted Stock

Under the Plan, the Company grants selected executive officers performance-based restricted stock with vesting contingent upon meeting various financial performance goals or other Company identified metrics. Performance-based restricted stock is generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. Additionally, grants of performance-based restricted stock may also be contingent upon certain market conditions. Compensation expense for performance-based restricted stock subject to accelerated vesting at the date of retirement eligibility is expensed over the implicit service period.

In 2025, the Company granted 284 thousand performance-based restricted stock, which are contingent on the achievement of the Company's financial performance goals and certain market conditions. On the date of grant, the Company estimated the fair value of performance-based restricted stock with market conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% percent of the initial number of performance-based restricted stock issued, with the potential for no award if the Company's performance goals are not achieved.

In 2025, the Company also granted 10 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 100% percent of the initial number of performance-based restricted stock issued, with the potential for no award if the Company's determined metrics are not achieved.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based compensation awards.

Key assumptions used to value performance-based restricted stock granted during 2025 follows:

(In millions)	2025
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	21.3%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	4.2%

Item 8. Financial Statements and Supplementary Data
Restricted Stock
The value of restricted stock is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2022	2,414	$56.21
Granted in 2023	1,171	70.74
Canceled in 2023	(112)	60.62
Vested in 2023	(1,165)	52.77
Restricted stock at December 31, 2023	2,308	62.96
Granted in 2024	1,300	80.90
Canceled in 2024	(48)	74.68
Vested in 2024	(1,461)	47.22
Restricted stock at December 31, 2024	2,099	73.65
Granted in 2025	1,139	104.53
Canceled in 2025	(77)	78.60
Vested in 2025	(1,294)	68.83
Restricted stock at December 31, 2025	1,867	$86.15

As of December 31, 2025, total compensation cost not yet recognized in the Company's financial statements related to restricted stock was $38 million, of which $13 million (1.6 million shares) was related to performance-based restricted stock. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.

13.     BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024, which resulted in the Company recognizing a curtailment gain of $49 million in 2023. As part of the U.S. plan freeze, the company offered lump sum payments to certain participants. The lump sum payments were distributed in the fourth quarter of 2024 and resulted in a settlement charge of $18 million in 2024 due to the payments being greater than the settlement threshold. In January 2025, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the U.S. defined pension plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in 2025. Effective April 1, 2025, the external insurer began making annuity payments to plan participants.

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

The Company provides certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents (other postretirement benefits). The health care plan is contributory and unfunded. For certain employees and former employees, additional coverage is provided for all medical expenses for life. Effective January 1, 2014, the plan was frozen to new participants.

Item 8. Financial Statements and Supplementary Data
Information with respect to the Company's benefit plans' assets and obligations as of December 31 follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Projected benefit obligation:
Benefit obligation, beginning of year	$282	$324	$584	$764	$23	$25
Service cost	13	14	0	0	0	0
Interest cost	9	8	15	36	1	1
Actuarial (gain) loss	(45)	(18)	8	(7)	3	2
Benefits and expenses paid	(15)	(16)	(15)	(32)	(5)	(5)
Settlement	0	0	(420)	(177)	0	0
Effect of foreign exchange rate changes	5	(30)	0	0	0	0
Benefit obligation, end of year	249	282	172	584	22	23

Plan assets:
Fair value of plan assets, beginning of year	345	344	439	648	0	0
Actual return on plan assets	23	27	0	(8)	0	0
Employer contributions	28	27	9	8	5	5
Benefits and expenses paid	(15)	(16)	(15)	(32)	(5)	(5)
Settlement	0	0	(420)	(177)	0	0
Effect of foreign exchange rate changes	2	(37)	0	0	0	0
Fair value of plan assets, end of year	383	345	13	439	0	0
Funded status of the plans(1)	$134	$63	$(159)	$(145)	$(22)	$(23)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$(68)	$(10)	$(40)	$1	$6	$4
Prior service (credit) cost	0	0	(1)	(1)	0	0
Total included in accumulated other comprehensive income	$(68)	$(10)	$(41)	$0	$6	$4
Accumulated benefit obligation	$162	$184	$172	$584	N/A	N/A
(1) Underfunded amounts are included in other liabilities in the consolidated balance sheets and overfunded amounts are included in other assets in the consolidated balance sheets

Item 8. Financial Statements and Supplementary Data
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2025	2024	2025	2024
Accumulated benefit obligation	$162	$184	$172	$584
Fair value of plan assets	383	345	13	439
Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2025	2024	2025	2024
Projected benefit obligation	$249	$282	$172	$584
Fair value of plan assets	383	345	13	439
(1) The net amount of projected benefit obligation and plan assets for the overfunded Japan pension plan was $134 and $63 at December 31, 2025 and 2024, respectively, and was included in other assets in the consolidated balance sheets.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $159 and $145 at December 31, 2025 and 2024, respectively, and was included in other liabilities in the consolidated balance sheets.

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits								Other
	Japan			U.S.					Postretirement Benefits
	2025	2024	2023	2025	2024		2023		2025		2024		2023
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	2.31%	1.84%	1.95%	5.60%	5.33%	(1)	5.24%	(2)	5.60%		5.04%		5.28%
Discount rate - benefit obligations	3.39	2.31	1.84	5.34	5.60		5.04		4.49		5.60		5.04
Expected long-term return on plan assets	2.00	2.00	2.00	4.75	4.75		4.75		N/A		N/A		N/A
Rate of compensation increase	5.90	5.90	N/A	N/A	N/A		4.00		N/A		N/A		N/A
Health care cost trend rates	N/A	N/A	N/A	N/A	N/A		N/A		6.50	(3)	6.30	(3)	6.80	(3)
(1) An interim valuation was required due to the U.S. pension plan settlement. The rate shown is the rate used on the interim valuation date of November 1, 2024.
(2) An interim valuation was required due to the U.S. pension plan curtailment. The rate shown is the rate used on the interim valuation date of June 12, 2023.
(3) For the years 2025, 2024 and 2023, the health care cost trend rates are expected to trend down to 3.7% in 48 years, 3.7% in 49 years, and 3.7% in 50 years, respectively.

The Company determines its discount rate assumption for its U.S. pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 13 years, and determination of the U.S. pension plan discount rate utilizes the 85-year extrapolated yield curve. In Japan, the discount rate assumption is determined using the yield curve equivalent approach, and participant salary and future salary increases are factors in determining pension benefit cost or the related pension benefit obligation.

The Company bases its assumption for the long-term rate of return on assets on historical trends (10-year or longer historical rates of return for the Japanese plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, the Company's consulting actuaries evaluate its assumptions for long-term rates of return under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class are modeled to determine a best estimate of the long-term rate of return. The Company in turn uses those results to further validate its own assumptions.

Item 8. Financial Statements and Supplementary Data
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $68 million, $24 million and $(39) million of other components of net periodic pension cost and postretirement costs (other than service costs) for the years ended December 31, 2025, 2024 and 2023, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$13	$14	$14	$0	$0	$7	$0	$0	$0
Interest cost	9	8	9	15	36	41	1	1	1
Expected return on plan assets	(7)	(7)	(7)	(5)	(30)	(34)	0	0	0
Amortization of net actuarial (gain) loss	0	0	0	(1)	(1)	(2)	1	0	2
Amortization of prior service cost (credit)	0	0	0	0	(1)	0	0	0	0
Curtailment (gain) loss	0	0	0	0	0	(49)	0	0	0
Settlement (gain) loss	0	0	0	55	18	0	0	0	0
Net periodic benefit cost (credit)	$15	$15	$16	$64	$22	$(37)	$2	$1	$3

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$(58)	$(40)	$(5)	$13	$31	$31	$3	$2	$(4)
Amortization of net actuarial gain (loss)	0	0	0	1	1	2	(1)	0	(2)
Amortization of prior service cost	0	0	0	0	1	0	0	0	0
Curtailment (gain) loss	0	0	0	0	0	(57)	0	0	0
Settlement (gain) loss	0	0	0	(55)	(18)	0	0	0	0
Total	$(58)	$(40)	$(5)	$(41)	$15	$(24)	$2	$2	$(6)

No transition obligations arose during 2025.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2026	$16	$10	$4
2027	12	16	4
2028	12	14	3
2029	13	13	2
2030	13	13	1
2031-2035	80	64	4

Item 8. Financial Statements and Supplementary Data
Funding

The Company plans to make contributions of $23 million to the Japanese funded defined benefit plan in 2026. The Company did not make a contribution to the U.S. funded defined benefit plan in 2025. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

Plan Assets

The investment objective of the Company's Japanese funded defined benefit plans is to preserve the purchasing power of the plan's assets and earn a reasonable inflation-adjusted rate of return over the long term. Furthermore, the Company seeks to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, the Company's goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of its strategy, the Company has established strict policies covering quality, type and concentration of investment securities. For the Company's Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. The Company is also prohibited from trading on margin.

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2025 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	9%	0%
International equities	11	0
Fixed income securities	46	0
Other	34	100
Total	100%	100%

The following tables present the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31.

	2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$35	$0	$35
International equity securities	0	44	0	44
Fixed income securities:
Japanese bonds	0	17	0	17
International bonds	0	129	29	158
Insurance contracts	0	63	0	63
Alternative investments	0	0	65	65
Cash and cash equivalents	1	0	0	1
Total	$1	$288	$94	$383

Item 8. Financial Statements and Supplementary Data

	2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$29	$0	$29
International equity securities	0	36	0	36
Fixed income securities:
International bonds	0	154	0	154
Insurance contracts	0	64	0	64
Alternative investments	0	0	62	62
Total	$0	$283	$62	$345

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2025	2024
U.S. pension plan assets:
Mutual funds:
Fixed income bond funds	$0	$435
Cash and cash equivalents	13	4
Total	$13	$439

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

The following tables present the changes in fair value of Aflac Japan's pension plan assets that are classified as Level 3 for the years ended December 31.

2025
(In millions)	International Bonds	Alternative Investments	Total
Balance, beginning of period	$0	$62	$62
Actual return on plan assets:
Relating to assets still held at the reporting date	0	3	3
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	29	0	29
Transfers in and/or out of Level 3	0	0	0
Balance, end of period	$29	$65	$94

Item 8. Financial Statements and Supplementary Data

2024
(In millions)	Alternative Investments	Total
Balance, beginning of period	$16	$16
Actual return on plan assets:
Relating to assets still held at the reporting date	2	2
Relating to assets sold during the period	0	0
Purchases, sales and settlements	44	44
Transfers in and/or out of Level 3	0	0
Balance, end of period	$62	$62

401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2025, 2024, and 2023, provided matching contributions by the Company of 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. The Company also provides a nonelective contribution to the 401(k) plan of 4% of annual cash compensation. Effective January 1, 2024, the nonelective 401(k) employer contribution was extended to U.S. employees who were participants in the defined benefit plan prior to the freeze of future benefits on January 1, 2024.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $21 million in 2025 and $21 million in 2024 and $20 million in 2023. The plan trustee held approximately 1.7 million shares of the Company's common stock for plan participants at December 31, 2025.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $22 million in 2025 and $21 million in 2024 and $19 million in 2023.

14.     STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premiums are recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on current Japanese regulatory accounting practices, was $6.9 billion at December 31, 2025, compared with and $8.1 billion at December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data
Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual have been adopted by both the state of Nebraska and the state of New York as a component of those prescribed or permitted practices. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Additionally, the Director of the NDOI and the Superintendent of the NYSDFS each have the right to permit other specific practices which deviate from prescribed practices. Aflac, CAIC, TOIC and Aflac New York had no permitted practices as of December 31, 2025, and 2024.

The table below presents statutory capital and surplus based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2025	2024
Aflac	$2,756	$2,682
CAIC	148	375
TOIC	48	51
Aflac New York	324	316

As of December 31, 2025, the capital and surplus for each of the Company's U.S. life insurance subsidiaries exceeded the required company action level capital and surplus.

The table below presents net income (loss) based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2025	2024	2023
Aflac	$664	$912	$1,106
CAIC	85	(94)	(121)
TOIC	(14)	(20)	(27)
Aflac New York	55	46	54

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

Under the EBS framework, Aflac Re is required to value assets equal to U.S. GAAP fair values, and insurance reserves are valued using technical provisions which consist of a best estimate liability plus a risk margin. The best estimate liability can be calculated by applying the standard approach or, with regulatory approval, the scenario-based approach. The standard approach uses discount rates for insurance reserves as prescribed by the BMA. The scenario-based approach uses a discount rate based on the yield of eligible assets owned by the insurer as determined using a series of prescribed stress scenarios. At December 31, 2025 and 2024, Aflac Re was in compliance with the ECR and MSM requirements. Statutory capital and surplus of Aflac Re, based on Bermuda statutory accounting practices, was $991 million at December 31, 2025, compared with $581 million at December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data
The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In 2025, Aflac declared dividends of $906 million, compared with $976 million in 2024. Dividends declared by Aflac during 2026 in excess of $664 million would require such approval. In 2025, CAIC declared and paid an extraordinary distribution of $240 million to the Parent Company. CAIC did not declare dividends in 2024, and TOIC did not declare dividends in 2025 or 2024. From time to time, Aflac New York pays dividends to Aflac, the parent company of Aflac New York. Aflac New York may not pay dividends to Aflac without the prior approval of the NYSDFS. Aflac New York declared dividends of $46 million in 2025 and $54 million in 2024, which were authorized by the NYSDFS.

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as total equity excluding common stock and capital reserves but reduced for net after-tax unrealized losses on available-for-sale securities based on the previous fiscal year-end. Profits remitted by Aflac Japan to the Parent Company were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2025	2024	2023	2025	2024	2023
Profit remittances	$2,681	$2,865	$2,623	¥396.7	¥441.6	¥374.7

Under the Bermuda Insurance Act, Aflac Re is prohibited from paying dividends in an amount that exceeds 25% of the prior year's statutory capital and surplus without an affidavit stating that Aflac Re will continue to meet its solvency margin. Further, Aflac Re may not reduce its total statutory capital by 15% or more without prior regulatory approval. Additionally, Aflac Re is not permitted to pay any dividends that would cause Aflac Re to fail to meet its minimum capital requirements. Aflac Re did not declare dividends in 2025 or 2024.

15.     COMMITMENTS AND CONTINGENT LIABILITIES

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

Cyber Incident

As previously disclosed, the Company identified an incident involving unauthorized access to a limited number of its systems in the U.S. on June 12, 2025. The Company promptly initiated its cybersecurity incident response protocols and believes it contained the unauthorized access within hours. The Company's systems were not affected by ransomware, and the Company remained able to serve its policyholders and underwrite policies, review claims, and otherwise service customers as usual. In December 2025, the Company determined that personal information associated with approximately 22.65 million individuals was involved. The Company has received questions from regulators and has pending disputes related to the June 2025 incident. The Company believes that the potential amount of loss cannot be reasonably estimated at this time.

Outsourcing Agreements and Other Commitments

The Company has an outsourcing agreement with a technology and consulting corporation that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥33.6 billion ($215 million using the December 31, 2025 foreign exchange rate).

Item 8. Financial Statements and Supplementary Data
The Company has three outsourcing agreements with a management consulting and technology services company. The first agreement provides for application maintenance and development services for Aflac Japan. The first agreement has a remaining term of three years with an aggregate remaining cost of ¥12.7 billion ($81 million using the December 31, 2025 foreign exchange rate). The second agreement provides for policy administrative services for Aflac Japan. The second agreement has a remaining term of three years with an aggregate remaining cost of ¥5.2 billion ($33 million using the December 31, 2025 foreign exchange rate). The third agreement provides for comprehensive project-related support services for Aflac Japan. The third agreement has a remaining term of one year with an aggregate remaining cost of ¥1.3 billion ($8 million using the December 31, 2025 foreign exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for Aflac Japan. The first agreement has a remaining term of two years with an aggregate remaining cost of ¥7.8 billion ($50 million using the December 31, 2025 foreign exchange rate). The second agreement has a remaining term of two years with an aggregate remaining cost of ¥9.3 billion ($59 million using the December 31, 2025 foreign exchange rate).

The Company has an outsourcing agreement with an information technology and data services company to provide cloud hosting services for the Company. The agreement has a remaining term of one year with an aggregate remaining cost of $32 million.

The Company has a comprehensive agreement with a cloud-based software company to license software for Aflac Japan. The agreement has a remaining term of four years with an aggregate remaining cost of ¥6.6 billion ($42 million using the December 31, 2025 foreign exchange rate).

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

Guaranty fund assessments for the years ended December 31, 2025, 2024 and 2023 were immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2025 and 2024.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the fourth quarter of 2025, the following directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c):
•On December 1, 2025, Miwako Hosoda, a member of the Company's board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of 20% of time-based restricted stock shares to be released 1 year after the original grant date. The plan will terminate no later than May 29, 2026. The estimated number of gross shares of Aflac Incorporated common stock to be released is 1,722; however, the actual number of shares released may vary based on dividends accrued prior to the release date.
•On December 4, 2025, Joseph L. Moskowitz, a member of the Company's board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of 2,400 shares of Aflac Incorporated common stock. The plan will terminate no later than November 13, 2026.
•On December 5, 2025, Masatoshi Koide, President and Representative Director of Aflac Japan, adopted a Rule 10b5-1 trading plan that provides for the sale of 50% of performance-based restricted stock shares to be released upon approval of the Company's board of directors and at least 3 years after the original grant date. The plan will terminate no later than June 30, 2026. The estimated number of gross shares of Aflac Incorporated common stock to be released is 18,605; however, the actual number of shares released may vary based on achievement of designated performance metrics.
•On December 8, 2025, Charles D. Lake II, Chairman and Representative Director of Aflac Japan and President of Aflac International, adopted a Rule 10b5-1 trading plan that provides for the sale of 55.95% of performance-based restricted stock shares to be released upon approval of the Company's board of directors and at least 3 years after the original grant date. The plan will terminate no later than June 30, 2026. The estimated number of gross shares of Aflac Incorporated common stock to be released is 16,116; however, the actual number of shares released may vary based on achievement of designated performance metrics.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 19, 2026, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10. and 11., respectively.

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
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2025 Summary Compensation Table; 2025 Grants of Plan-Based Awards; 2025 Outstanding Equity Awards at Fiscal Year-End; 2025 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change in Control; Compensation Committee Interlocks and Insider Participation; and Equity Granting Policies

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Beneficial Ownership of the Company's Securities; Security Ownership of Directors; Proposal 1 Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Proposal 3 Ratification of Auditors; and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8. of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		80
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2025		84
		Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2025		85
		Consolidated Balance Sheets as of December 31, 2025 and 2024		86
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2025		87
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025		89
		Notes to the Consolidated Financial Statements		90

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2025 and 2024, and for each of the years in the three-year period ended December 31, 2025	197
		Schedule III -	Supplementary Insurance Information as of December 31, 2025 and 2024, and for each of the years in the three-year period ended December 31, 2025	205
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2025	206

	3.	EXHIBIT INDEX

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference from 2019 Form 10-K, Exhibit 4.1.
	4.2	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.
	4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.
	4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.
	4.5	-	Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.
	4.6	-	Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.
	4.7	-	Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.
	4.8	-	Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.
	4.9	-	Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.
	4.10	-	Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.
	4.11	-	Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.
	4.12	-	Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.
	4.13	-	Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.
	4.14	-	Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.
	4.15	-	Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.
	4.16	-	Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.

4.17	-	Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.
4.18	-	Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.
4.19	-	Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.
4.20	-	Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.600% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.
4.21	-	Twenty-Eighth Supplemental Indenture, dated as of March 8, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.125% Senior Sustainability Note due 2026) – incorporated by reference from Form 8-K dated March 8, 2021, Exhibit 4.1.
4.22	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1.
4.23	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2.
4.24	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3.
4.25	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4.
4.26	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5.
4.27	-	Thirty-Fourth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.075% Senior Note due 2029) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.1.
4.28	-	Thirty-Fifth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.320% Senior Note due 2032) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.2.
4.29	-	Thirty-Sixth Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.594% Senior Note due 2037) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.3.
4.30	-	Thirty-Seventh Supplemental Indenture, dated as of September 14, 2022, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.144% Senior Note due 2052) – incorporated by reference from Form 8-K dated September 14, 2022, Exhibit 4.4.
4.31	-	Thirty-Eighth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.048% Senior Note due 2029) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.1.
4.32	-	Thirty-Ninth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.412% Senior Note due 2031) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.2.
4.33	-	Fortieth Supplemental Indenture, dated as of March 21, 2024, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.682% Senior Note due 2034) – incorporated by reference from Form 8-K dated March 21, 2024, Exhibit 4.3.
4.34	-	Forty-First Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.726% Senior Note due 2030) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.1.
4.35	-	Forty-Second Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.003% Senior Note due 2032) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.2.

4.36	-	Forty-Third Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.369% Senior Note due 2035) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.3.
4.37	-	Forty-Fourth Supplemental Indenture, dated as of June 5, 2025, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.779% Senior Note due 2040) – incorporated by reference from Form 8-K dated June 5, 2025, Exhibit 4.4.
4.38	-	Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.
4.39	-	Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.
10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Fourth Amendment to the American Family Corporation Retirement Plan for Senior Officers – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.2.
10.5*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.
10.6*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.7*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.8*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 – incorporated by reference from Form 8-K dated June 13, 2023, Exhibit 10.1.
10.9*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.11.
10.10*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for June 30, 2020, Exhibit 10.1.
10.11*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.1.
10.12*	-	Aflac Incorporated 2018 Management Incentive Plan – incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.13*	-	Aflac Incorporated 2023 Management Incentive Plan – incorporated by reference from Form 8-K dated February 10, 2023, Exhibit 10.1.
10.14*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of February 1, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.1.
10.15*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.16*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.
10.17*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.
10.18*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.

10.19*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.
10.20*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.21*	-	First Amendment to the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for September 30, 2022, Exhibit 10.2.
10.22*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.
10.23*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.
10.24*	-	U.S. Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.1.
10.25*	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 10.2.
10.26*	-	U.S. Form of Employee Restricted Stock Unit Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.27*	-	Japan Form of Employee Restricted Stock Unit Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.28*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.
10.29*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.30*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan – incorporated by reference from 2019 Form 10-K, Exhibit 10.43.
10.31*	-	Aflac Incorporated Executive Officer Severance Plan – incorporated by reference from Form 10-Q for March 31, 2023, Exhibit 10.2.
10.32*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.33*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.34*	-	Amendment to Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.34.
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated November 1, 2024 – incorporated by reference from 2024 Form 10-K, Exhibit 10.33.
10.36*	-	Aflac Incorporated Employment Agreement with Max K. Brodén, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.3.
10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Max K. Brodén, dated October 24, 2022 – incorporated by reference from 2022 Form 10-K, Exhibit 10.37.
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Max K. Brodén, dated November 1, 2024 – incorporated by reference from 2024 Form 10-K, Exhibit 10.36.
10.39	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.2.
10.40**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.3.
10.41	-	Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December 19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.
10.42	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.

	10.43	-	Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.
	19***	-	Aflac Incorporated's Insider Trading Policy and Compliance Procedures – incorporated by reference from 2024 Form 10-K, Exhibit 19.
	21	-	Subsidiaries.
	23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, 333-202781, 333-245702, and 333-293458 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-273722 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-271561 with respect to the resale of Aflac Incorporated common stock by J&A Alliance Holdings Corporation in its capacity as the trustee of J&A Alliance Trust.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-281977 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 25, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 25, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 25, 2026, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97*	-	Aflac Incorporated Policy on Recoupment of Incentive Compensation, as amended.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
***	Portions of this exhibit have been redacted.

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues:
Management and service fees from subsidiaries(1)	$170	$163	$151
Net investment income	147	31	(174)
Interest from subsidiaries(1)	1	1	1
Net investment gains (losses)	122	503	301
Total revenues	440	698	279
Operating expenses:
Interest expense	213	189	187
Other operating expenses	392	282	295
Total operating expenses	605	471	482
Earnings before income taxes and equity in earnings of subsidiaries	(165)	227	(203)
Income tax expense (benefit)	(103)	(126)	(444)
Earnings before equity in earnings of subsidiaries	(62)	353	241
Equity in earnings of subsidiaries(1)	3,708	5,090	4,418
Net earnings	$3,646	$5,443	$4,659
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2025	2024	2023
Net earnings	$3,646	$5,443	$4,659
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	146	(769)	(366)
Unrealized gains (losses) on fixed maturity securities during period	(2,322)	(1,421)	2,327
Unrealized gains (losses) on derivatives during period	8	3	6
Effect of changes in discount rate assumptions during period	7,631	5,780	(582)
Pension liability adjustment during period	97	23	35
Total other comprehensive income (loss) before income taxes	5,560	3,616	1,420
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,130	1,074	511
Other comprehensive income (loss), net of income taxes	4,430	2,542	909
Total comprehensive income (loss)	$8,076	$7,985	$5,568
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2025	2024
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2025 and 2024, amortized cost $1,728 in 2025 and $1,702 in 2024)	$1,714	$1,713
Investments in subsidiaries(1)	32,215	27,890
Other investments	978	1,239
Cash and cash equivalents	2,646	2,308
Total investments and cash	37,553	33,150
Due from subsidiaries(1)	206	242
Income taxes receivable	147	71
Other assets	946	1,121
Total assets	$38,852	$34,584
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$357	$347
Notes payable and lease obligations	8,143	7,219
Other liabilities	862	920
Total liabilities	9,362	8,486
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2025 and 2024; issued 1,357,909 shares in 2025 and 1,356,763 shares in 2024	136	136
Additional paid-in capital	3,024	2,894
Retained earnings	54,682	52,277
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,847)	(4,998)
Unrealized gains (losses) on fixed maturity securities	(1,809)	24
Unrealized gains (losses) on derivatives	(13)	(20)
Effect of changes in discount rate assumptions	8,035	2,006
Pension liability adjustment	86	10
Treasury stock, at average cost	(29,804)	(26,231)
Total shareholders' equity	29,490	26,098
Total liabilities and shareholders' equity	$38,852	$34,584
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net earnings	$3,646	$5,443	$4,659
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(3,708)	(5,090)	(4,418)
Cash dividends received from subsidiaries	3,824	4,274	3,410
Other, net	(52)	(292)	(686)
Net cash provided (used) by operating activities	3,710	4,335	2,965
Cash flows from investing activities:
Fixed maturity securities sold	824	572	547
Fixed maturity securities purchased	(772)	(695)	(345)
Other investments sold (purchased)	125	(243)	(34)
Settlement of derivatives	277	469	693
Additional capitalization of subsidiaries(1)	(15)	(84)	(203)
Other, net	(58)	0	1
Net cash provided (used) by investing activities	381	19	659
Cash flows from financing activities:
Purchases of treasury stock	(3,530)	(2,800)	(2,801)
Proceeds from borrowings	1,039	823	0
Principal payments under debt obligations	(84)	0	0
Dividends paid to shareholders	(1,198)	(1,087)	(966)
Treasury stock reissued	8	14	17
Proceeds from exercise of stock options	7	9	13
Net change in amount due to/from subsidiaries(1)	25	(5)	(6)
Other, net	(20)	(7)	(17)
Net cash provided (used) by financing activities	(3,753)	(3,053)	(3,760)
Net change in cash and cash equivalents	338	1,301	(136)
Cash and cash equivalents, beginning of period	2,308	1,007	1,143
Cash and cash equivalents, end of period	$2,646	$2,308	$1,007
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
(A) Notes Payable and Lease Obligations
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2025	2024
1.125% senior sustainability notes due March 2026	$400	$399
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	995	994
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.300% senior notes paid September 2025 (principal amount ¥12.4 billion)	0	79
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	382	378
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	83	81
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	213	211
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	80	79
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	85	84
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	186	184
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	223	0
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	178	176
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	191	189
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	59	58
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	131	130
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	116	0
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	134	133
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	149	0
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	76	76
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	97	95
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	49	48
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	116	115
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	62	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	67	66
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	245	0
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	60	0
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	95	94
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	64	63
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	41	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	56	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	104	103
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	40	39
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	74	0
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	45	0
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	63	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	36	35
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	45	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	379	375
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	127	125
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	76	75
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	124	122
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.08% in 2025 and .84% in 2024, principal amount ¥11.7 billion)	75	74
Variable interest rate loan due August 2029 (1.18% in 2025 and .94% in 2024, principal amount ¥25.3 billion)	161	160
Variable interest rate loan due August 2032 (1.33% in 2025 and 1.09% in 2024, principal amount ¥70.0 billion)	446	441
Operating lease obligations payable through 2032	4	5
Total notes payable and lease obligations	$8,143	$7,219
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In September 2025, the Parent Company extinguished ¥12.4 billion of .300% senior notes upon their maturity.

In June 2025, the Parent Company issued four series of senior notes totaling ¥74.9 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥35.0 billion, bears interest at a fixed rate of 1.726% per annum, payable semiannually, and will mature in October 2030. The second series, which totaled ¥23.4 billion, bears interest at a fixed rate of 2.003% per annum, payable semiannually, and will mature in December 2032. The third series, which totaled ¥9.5 billion, bears interest at a fixed rate of 2.369% per annum, payable semiannually, and will mature in June 2035. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 2.779% per annum, payable semiannually, and will mature in June 2040. These notes are redeemable at the Parent Company’s option at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance. In addition, the notes maturing in October 2030, December 2032, June 2035 and June 2040 are redeemable at the Parent Company's option, in whole or in part from time to time, on or after July 18, 2030, September 14, 2032, December 5, 2034, and December 5, 2039, respectively, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In May 2025, the Parent Company issued four series of senior notes totaling ¥75.1 billion through a private placement. The first series, which totaled ¥18.2 billion, bears interest at a fixed rate of 1.990% per annum, payable semiannually, and will mature in May 2032. The second series, which totaled ¥38.3 billion, bears interest at a fixed rate of 2.320% per annum, payable semiannually, and will mature in May 2035. The third series, which totaled ¥11.6 billion, bears interest at a fixed rate of 2.650% per annum, payable semiannually, and will mature in May 2040. The fourth series, which totaled ¥7.0 billion, bears interest at a fixed rate of 3.040% per annum, payable semiannually, and will mature in May 2045. These notes are redeemable at the Parent Company's option (i) in whole at any time or (ii) in part from time to time in an amount not less than 5% of the aggregate principal amount then outstanding of the notes to be redeemed.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2025, are as follows:

(In millions)
2026	$700
2027	458
2028	0
2029	539
2030	1,496
Thereafter	4,994
Total	$8,187

For further information regarding notes payable and lease obligations, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2025, the Parent Company's outstanding freestanding derivative contracts were foreign currency forwards. The foreign currency forwards are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company also enters into foreign currency forward contracts with Aflac Re to economically manage the currency mismatch between Aflac Re's assets which are mostly denominated in U.S. dollars and its liabilities which are mostly denominated in Japanese yen. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 14 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2025	2024	2023
Interest paid	$197	$180	$184
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	43	41	37

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2025:
Aflac Japan	$5,302	$52,602	$1,245	$5,445
Aflac U.S.	3,732	11,281	97	0
All other	0	4,099	(11)	0
Intercompany eliminations	0	(5,167)	(8)	0
Total	$9,034	$62,815	$1,323	$5,445
2024:
Aflac Japan	$5,102	$60,890	$1,199	$5,460
Aflac U.S.	3,656	10,960	103	0
All other	0	4,817	22	0
Intercompany eliminations	0	(5,905)	(38)	0
Total	$8,758	$70,762	$1,286	$5,460
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Earned Premiums	Net Investment Income	Total Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2025:
Aflac Japan	$6,744	$2,854	$3,999	$323	$1,595	$7,820
Aflac U.S.	5,999	854	2,837	551	2,094	6,177
All other	805	368	458	0	775	0
Total	$13,548	$4,076	$7,293	$874	$4,464	$13,997
2024:
Aflac Japan	$6,930	$3,032	$4,317	$321	$1,527	$7,866
Aflac U.S.	5,829	883	2,726	530	2,064	5,905
All other	681	201	407	0	618	0
Total	$13,440	$4,116	$7,450	$851	$4,209	$13,771
2023:
Aflac Japan	$8,047	$3,033	$5,313	$326	$1,790	$8,571
Aflac U.S.	5,675	854	2,431	490	2,201	5,666
All other	400	(77)	467	0	421	0
Total	$14,123	$3,811	$8,211	$816	$4,412	$14,237
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2025:
Life insurance in force	$245,615	$13,495	$17,867	$249,987	7%
Premiums:
Health insurance	$11,857	$316	$132	$11,673	1%
Life insurance	1,903	52	24	1,875	1
Total earned premiums	$13,760	$368	$156	$13,548	1%
2024:
Life insurance in force	$187,553	$13,481	$21,192	$195,264	11%
Premiums:
Health insurance	$11,784	$233	$135	$11,686	1%
Life insurance	1,778	51	27	1,754	2
Total earned premiums	$13,562	$284	$162	$13,440	1%
2023:
Life insurance in force	$163,601	$15,592	$28,716	$176,725	16%
Premiums:
Health insurance	$12,335	$352	$167	$12,150	1%
Life insurance	1,983	52	42	1,973	2
Total earned premiums	$14,318	$404	$209	$14,123	1%
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

Adjusted net investment income is net investment income adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and ii) net interest income/expense from foreign currency and interest rate derivatives associated with certain investment strategies, which are reclassified from net investment gains (losses) to net investment income. The Company considers adjusted net investment income important because it provides a more comprehensive understanding of the costs and income associated with the Company's investments and related hedging strategies. The metric is used in segment reporting as a component of segment profitability.

Affiliated corporate agency is an agency in Japan directly affiliated with a specific corporation that sells insurance policies primarily to its employees.

Annualized premiums in force is the amount of gross premium that a policyholder must pay over a full year in order to keep coverage. The growth of net earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Management uses this measure as a key indicator of source of earnings.

Average weekly producer is the total number of writing agents, including brokers, in the U.S. who have produced greater than $0.00 during the production week - excluding any manual adjustments - divided by the number of weeks in the time period. The Company believes this metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

Capital buffer is an established dollar amount of liquidity at the Parent Company reserved for injecting capital into the insurance entities or general liquidity support for general expenses at the Parent Company.

Cancer policies in force are the number of policies attributable to cancer products currently in force at the end of the period for Aflac Japan. The number of policies increases with new sales and decreases with terminations. Management uses this number to measure the growth in Aflac Japan's cancer product line by policy count.

Earnings per basic share is net earnings divided by weighted-average number of shares outstanding for the period.

Earnings Per diluted share is net earnings divided by the weighted-average number of shares outstanding for the period plus the weighted-average shares for the dilutive effect of share-based awards outstanding.

Economic Solvency Ratio (ESR) is an economic value-based soundness indicator that demonstrates whether the insurance company has sufficient capital to cover future risks. Assets and liabilities are evaluated at economic value, the risk amount incurred in a stressed environment is measured, and the capital sufficiency for this risk is assessed. The ESR level, which is the basis for supervisory intervention by the authorities, is set at 100%.

Group insurance is insurance issued to a group, such as an employer or trade association, that covers employees or association members and their dependents through certificates of coverage.

Individual insurance is insurance issued to an individual with the policy designed to cover that person and his or her dependents.

Policies in force are the number of policies currently in force at the end of the period for Aflac Japan. The number of policies increases with new sales and decreases with terminations. Management uses this number to measure the growth in the Company's business by policy count.

Liquidity support is an internally defined and established dollar amount of liquidity reserved for supporting potential collateral and settlements of derivatives at the Parent Company and short-term funding needs.
Net investment income is the income derived from interest and dividends on invested assets, after deducting investment expenses.

Net earned premiums is a financial measure that appears on the Company's consolidated statements of earnings and in its segment reporting. This measure reflects collected or due premiums that have been earned ratably on policies in force during the reporting period, reduced by premiums that have been ceded to third parties and increased by premiums assumed through reinsurance.

New annualized premium sales are sometimes referred to as new sales or sales. An operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represent annual premiums on policies and riders the Company sold and incremental increases from policy conversions that would be collected over a 12-month period assuming the policies remain in force for that entire period. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period. The Company believes that this metric is a key indicator of the Company's future source of earnings.

New money yield is gross yields earned on purchases of fixed maturities, loan receivables, and equities. Purchases exclude capitalized interest, securities lending/repurchase agreements, short-term/cash activity, and alternatives. New money yield for equities is based on the assumed dividend yield at the time of purchase. The new money yield for Aflac Japan excludes the impact of any derivatives and associated amortized hedge costs associated with USD-denominated investments. Management uses this metric as a leading indicator of future investment earning potential.

Operating ratios are used to evaluate the Company's financial condition and profitability. Examples include: (1) Ratios to total adjusted revenues, which present expenses as percentage of total revenues and (2) Ratios to total premium, including benefit ratio. Operating ratios include: Benefit Ratio and Expense Ratio.

Portfolio book yield expressed as a percentage of the investments' book value, represents the gross return expected to be realized on a security at a point in time and is calculated for fixed maturity securities, commercial mortgage and other loans and equity securities. It excludes amortized hedge costs, investments in limited partnerships and short-term securities. The yield assumes any early redemption options will be exercised. Management uses this metric to measure the future total return on the portfolio.

Premium persistency is the percentage of premiums remaining in force at the end of a period, usually one year, and presented on a trailing 12-month average basis. For example, 95% persistency would mean that 95% of the premiums in force at the beginning of a period are still in force at the end of the period. The Company believes that this metric is a key driver of in force levels, which is a key measure of the size of the Company's business and future sources of earnings.

Pretax adjusted earnings are earnings as adjusted before the application of income taxes. This measure is used in the Company's segment reporting.

Pretax adjusted profit margin is adjusted earnings divided by adjusted revenues, before taxes are applied. This measure is used in the Company's segment reporting.

Return on average invested assets is net investment income as a percentage of average invested assets during the period. Management uses this metric to demonstrate how the Company's actual net investment income results represent an overall return on the portfolio to provide a more comparative metric as the size of the Company's investment portfolio changes over time.

Risk-based Capital (RBC) Ratio is statutory adjusted capital divided by statutory required capital. This insurance ratio is based on rules prescribed by the National Association of Insurance Commissioners (NAIC) and provides an indication of the amount of statutory capital the insurance company maintains, relative to the inherent risks in the insurer’s operations.

Solvency Margin Ratio (SMR) is solvency margin total divided by one half of the risk total. This insurance ratio is prescribed by the Japan Financial Services Agency (FSA) and is used for all life insurance companies in Japan to measure the adequacy of the company’s ability to pay policyholder claims in the event actual risks exceed expected levels.

Statutory earnings are earnings determined according to accounting rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. These statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency.

Weighted-average foreign exchange rate is Japan segment operating earnings for the period (excluding hedge costs) in yen divided by Japan segment operating earnings for the period (excluding hedge costs) in U.S. dollars. Management uses this metric to evaluate and determine consolidated results on foreign currency effective basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 25, 2026
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 25, 2026
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Brodén	Senior Executive Vice President,	February 25, 2026
(Max K. Brodén)	Chief Financial Officer

/s/ Robin L. Blackmon	Senior Vice President, Financial Services;	February 25, 2026
(Robin L. Blackmon)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 25, 2026
(W. Paul Bowers)

/s/ Arthur R. Collins	Director	February 25, 2026
(Arthur R. Collins)

/s/ Michael A. Forrester	Director	February 25, 2026
(Michael A. Forrester)

/s/ Miwako Hosoda	Director	February 25, 2026
(Miwako Hosoda)

/s/ Thomas J. Kenny	Director	February 25, 2026
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 25, 2026
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 25, 2026
(Karole F. Lloyd)

/s/ Nobuchika Mori	Director	February 25, 2026
(Nobuchika Mori)

/s/ Joseph L. Moskowitz	Director	February 25, 2026
(Joseph L. Moskowitz)

/s/ Katherine T. Rohrer	Director	February 25, 2026
(Katherine T. Rohrer)