Form 10-Q
period 2026-03-31
AFLAC INC
filed 2026-05-06
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 508,984,904 shares of the issuer's common stock were outstanding as of April 28, 2026.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2026	2025
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,310	$3,381
Net investment income	956	955
Net investment gains (losses)	49	(963)
Other income (loss)	31	25
Total revenues	4,346	3,398
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	1,914	1,986
Reserve remeasurement (gains) losses	(82)	(41)
Total benefits and claims, net	1,832	1,945
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	221	216
Insurance commissions	237	240
Insurance and other expenses	771	802
Interest expense	60	50
Total acquisition and operating expenses	1,289	1,308
Total benefits and expenses	3,121	3,253
Earnings before income taxes	1,225	145
Income taxes	206	116
Net earnings	$1,019	$29
Net earnings per share:
Basic	$1.99	$.05
Diluted	1.98	.05
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	513,071	544,707
Diluted	514,785	546,878
Cash dividends per share	$.61	$.58
(1) Includes a gain (loss) of an immaterial amount for the three-month periods ended March 31, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2026	2025
Net earnings	$1,019	$29
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(103)	352
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(1,100)	(1,541)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	14	(40)
Unrealized gains (losses) on derivatives during period	(4)	2
Effect of changes in discount rate assumptions during period	1,801	2,396
Pension liability adjustment during period	(1)	41
Total other comprehensive income (loss) before income taxes	607	1,210
Income tax expense (benefit) related to items of other comprehensive income (loss)	158	91
Other comprehensive income (loss), net of income taxes	449	1,119
Total comprehensive income (loss)	$1,468	$1,148
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2026 and 2025, amortized cost $62,711 in 2026 and $62,444 in 2025)	$59,683	$60,485
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $2,745 in 2026 and $2,819 in 2025)	3,545	3,636
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $4 in 2026 and $5 in 2025 (fair value $14,769 in 2026 and $15,476 in 2025)	15,752	16,120
Equity securities, at fair value	851	887
Commercial mortgage and other loans, net of allowance for credit losses of $457 in 2026 and $426 in 2025 (includes $7,907 in 2026 and $7,896 in 2025 of consolidated variable interest entities)	9,770	9,765
Other investments (includes $2,331 in 2026 and $2,320 in 2025 of consolidated variable interest entities)	7,937	6,622
Cash and cash equivalents	5,654	6,245
Total investments and cash	103,192	103,760
Receivables	947	835
Accrued investment income	695	718
Deferred policy acquisition costs	8,976	9,034
Property and equipment, at cost less accumulated depreciation	354	351
Other	2,116	1,772
Total assets	$116,280	$116,470
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$59,519	$62,320
Unpaid policy claims	522	495
Unearned premiums	1,318	1,323
Other policyholders’ funds	5,423	5,445
Total policy liabilities	66,782	69,583
Income taxes	1,753	1,368
Payables for return of cash collateral on loaned securities	6,414	3,989
Notes payable and lease obligations	7,908	8,409
Other	3,462	3,631
Total liabilities	86,319	86,980
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2026 and 2025; issued 1,358,762 shares in 2026 and 1,357,909 shares in 2025	136	136
Additional paid-in capital	3,064	3,024
Retained earnings	55,702	54,682
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,961)	(4,847)
Unrealized gains (losses) on fixed maturity securities	(2,665)	(1,809)
Unrealized gains (losses) on derivatives	(16)	(13)
Effect of changes in discount rate assumptions	9,458	8,035
Pension liability adjustment	85	86
Treasury stock, at average cost	(30,842)	(29,804)
Total shareholders’ equity	29,961	29,490
Total liabilities and shareholders’ equity	$116,280	$116,470
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2025	$136	$3,024	$54,682	$1,452	$(29,804)	$29,490
Net earnings	0	0	1,019	0	0	1,019
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(114)	0	(114)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(856)	0	(856)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(3)	0	(3)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,423	0	1,423
Pension liability adjustment during period, net of income taxes	0	0	0	(1)	0	(1)
Dividends to shareholders (1) ($.00 per share)	0	0	1	0	0	1
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	25	0	0	0	25
Purchases of treasury stock	0	0	0	0	(1,051)	(1,051)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2026	$136	$3,064	$55,702	$1,901	$(30,842)	$29,961

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$136	$2,894	$52,277	$(2,978)	$(26,231)	$26,098
Net earnings	0	0	29	0	0	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	449	0	449
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,257)	0	(1,257)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,893	0	1,893
Pension liability adjustment during period, net of income taxes	0	0	0	32	0	32
Dividends to shareholders (1) ($.00 per share)	0	0	2	0	0	2
Exercise of stock options	0	4	0	0	0	4
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(949)	(949)
Treasury stock reissued	0	13	0	0	14	27
Balance at March 31, 2025	$136	$2,919	$52,308	$(1,859)	$(27,166)	$26,338
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2026	2025
Cash flows from operating activities:
Net earnings	$1,019	$29
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(30)	(37)
Capitalization of deferred policy acquisition costs	(272)	(246)
Amortization of deferred policy acquisition costs	221	216
Change in policy liabilities	519	(136)
Change in income tax liabilities	224	117
Net investment (gains) losses	(49)	963
Other, net	(664)	(317)
Net cash provided (used) by operating activities	968	589
Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities available-for-sale	1,563	5,935
Equity securities	251	96
Fixed maturity securities held-to-maturity	33	0
Commercial mortgage and other loans	454	500
Costs of investments acquired:
Fixed maturity securities available-for-sale	(2,766)	(6,624)
Equity securities	(245)	(101)
Commercial mortgage and other loans	(495)	(392)
Other investments, net	(1,321)	(697)
Settlement of derivatives, net	16	18
Cash received (pledged or returned) as collateral, net	2,578	984
Other, net	176	(78)
Net cash provided (used) by investing activities	244	(359)
Cash flows from financing activities:
Purchases of treasury stock	(1,000)	(900)
Principal payments under debt obligations	(400)	0
Dividends paid to shareholders	(304)	(306)
Change in investment-type contracts, net	(70)	(58)
Treasury stock reissued	4	4
Other, net	8	(1)
Net cash provided (used) by financing activities	(1,762)	(1,261)
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	33
Net change in cash and cash equivalents	(591)	(998)
Cash and cash equivalents, beginning of period	6,245	6,229
Cash and cash equivalents, end of period	$5,654	$5,231
Supplemental disclosures of cash flow information:
Income taxes paid	$(18)	$(1)
Interest paid	51	40
Noncash interest	10	10
Noncash real estate acquired in satisfaction of debt	0	71
Noncash financing activities:
Lease obligations	20	10
Treasury stock issued for:
Associate stock bonus	5	5
Shareholder dividend reinvestment	11	11
Share-based compensation grants	6	7
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data - Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in Japan and the United States (U.S.). The Company's insurance business is marketed and administered through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan and through American Family Life Assurance Company of Columbus (Aflac), American Family Life Assurance Company of New York (Aflac New York), Continental American Insurance Company (CAIC), Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS) in the U.S. The Company’s operations consist of two reportable business segments: Aflac Japan, which includes ALIJ, and Aflac U.S., which includes Aflac, Aflac New York, CAIC, TOIC, and ABS. Aflac New York is a wholly owned subsidiary of Aflac. Most of the Aflac U.S. policies are individually underwritten and marketed through independent agents. With the exception of dental and vision products administered by ABS, and certain group life insurance products, Aflac U.S. markets and administers group products through CAIC, branded as Aflac Group Insurance. Additionally, Aflac U.S. markets its consumer markets products through TOIC. The Company's insurance operations in Japan and the U.S. service the two markets for the Company's insurance business. The Parent Company, other operating business units that are not individually reportable, reinsurance activities, including reinsurance activity of Aflac Re Bermuda Ltd. (Aflac Re), and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other.

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries, and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.
In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2026 and December 31, 2025, and the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2026 and 2025. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).

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

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

2.    BUSINESS SEGMENT INFORMATION
The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable, reinsurance activities, including reinsurance activity of Aflac Re, and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other. The Company does not allocate corporate overhead expenses to business segments.

The Company’s reportable segments are regularly reviewed by the Company's Chief Operating Decision Maker (CODM), Senior Executive Vice President and Chief Financial Officer, in deciding how to allocate resources and in assessing performance. The Company's CODM reviews and approves the annual budget and operating forecast, which allocates resources to segments and serves as a key benchmark for tracking performance and accountability of each segment's operating results. The Company’s CODM evaluates the performance of the segments using, in comparison to the annual budget, operating forecast and historical results, a financial performance measure called pretax adjusted earnings and believes this financial performance measure to be vitally important for understanding the underlying profitability drivers and trends of the Company’s insurance business.
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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 51% and 53% in the three-month periods ended March 31, 2026 and 2025, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 76% at both March 31, 2026 and December 31, 2025.

Information regarding operations by reportable segment and Corporate and other is presented in the following tables.

	Three Months Ended March 31,
(In millions)	2026	2025
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,573	$1,681
Adjusted net investment income	591	586
Other income	8	5
Total adjusted revenue Aflac Japan	2,172	2,272
Aflac U.S.:
Net earned premiums	1,555	1,502
Adjusted net investment income	201	202
Other income	23	17
Total adjusted revenue Aflac U.S.	1,779	1,721
Corporate and other (2)	292	326
Total adjusted revenues	4,243	4,319
Net investment gains (losses)	49	(963)
Reconciling items:
Amortized hedge costs	15	7
Amortized hedge income	(18)	(30)
Net interest (income) expense from derivatives associated with certain investment strategies	57	65
Total revenues	$4,346	$3,398
(1) Includes a gain (loss) of an immaterial amount for the three-month periods ended March 31, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $5 and $8 for the three-month periods ended March 31, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $7 for the three-month periods ended March 31, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

	Three Months Ended March 31,
(In millions)	2026	2025
Adjusted revenues:
Aflac Japan (1)	$2,172	$2,272
Aflac U.S.	1,779	1,721
Corporate and other (2)	292	326
Total adjusted revenues	4,243	4,319
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	1,035	1,130
Reserve remeasurement (gains) losses	(45)	(25)
Total benefits and claims, net	990	1,105
Adjusted expenses:
Amortization of deferred policy acquisition costs	78	79
Insurance commissions	95	105
Insurance and other expenses	250	261
Total benefits and adjusted expenses Aflac Japan	1,413	1,550
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	770	731
Reserve remeasurement (gains) losses	(36)	(15)
Total benefits and claims, net	734	716
Adjusted expenses:
Amortization of deferred policy acquisition costs	143	137
Insurance commissions	142	135
Insurance and other expenses	397	375
Total benefits and adjusted expenses Aflac U.S.	1,416	1,363
Corporate and other	292	283
Total adjusted expenses	$3,121	$3,196
Pretax earnings:
Aflac Japan (1)	$759	$722
Aflac U.S.	363	358
Corporate and other (2)	0	43
Pretax adjusted earnings	1,122	1,123
Other income (loss)	0	(53)
Net investment gains (losses)	49	(963)
Reconciling items:
Amortized hedge costs	15	7
Amortized hedge income	(18)	(30)
Net interest (income) expense from derivatives associated with certain investment strategies	57	65
Impact of interest from derivatives associated with notes payable	0	(4)
Total earnings before income taxes	$1,225	$145
Income taxes applicable to pretax adjusted earnings	$221	$217
Effect of foreign currency translation on after-tax adjusted earnings	(8)	(8)
(1) Includes a gain (loss) of an immaterial amount for the three-month periods ended March 31, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $5 and $8 for the three-month periods ended March 31, 2026, and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $7 for the three-month periods ended March 31, 2026, and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

Internal Reinsurance: Aflac Re is a Bermuda-domiciled insurer that reinsures certain policies issued by Aflac Japan as well as external parties and is reported as part of Corporate and other. Under the internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $158 million and $178 million for the three-month periods ended March 31, 2026 and 2025, respectively, related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see the accompanying Note 8 and Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

Total Assets: The Company's total assets were as follows:

(In millions)	March 31, 2026	December 31, 2025
Assets:
Aflac Japan	$88,446	$88,537
Aflac U.S.	22,587	22,317
Corporate and other	5,247	5,616
Total assets	$116,280	$116,470

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are presented in the following tables.

	March 31, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,439	$0	$27	$4,099	$13,367
Municipalities	838	0	2	163	677
Mortgage- and asset-backed securities	417	0	1	43	375
Public utilities	2,467	0	85	204	2,348
Sovereign and supranational	323	0	6	20	309
Banks/financial institutions	5,374	0	139	554	4,959
Other corporate	5,346	0	277	632	4,991
Total yen-denominated	32,204	0	537	5,715	27,026
U.S. dollar-denominated:
U.S. government and agencies	207	0	1	3	205
Municipalities	1,180	0	82	61	1,201
Mortgage- and asset-backed securities	4,410	0	245	40	4,615
Public utilities	4,241	0	438	127	4,552
Sovereign and supranational	58	0	18	0	76
Banks/financial institutions	3,788	0	480	33	4,235
Other corporate	19,250	0	2,621	679	21,192
Total U.S. dollar-denominated	33,134	0	3,885	943	36,076
Other currencies:
Mortgage- and asset-backed securities	43	0	4	0	47
Public utilities	51	0	3	0	54
Other corporate	24	0	1	0	25
Total other currencies	118	0	8	0	126
Total securities available-for-sale	$65,456	$0	$4,430	$6,658	$63,228

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,063	$0	$41	$3,727	$14,377
Municipalities	856	0	5	145	716
Mortgage- and asset-backed securities	297	0	1	38	260
Public utilities	2,519	0	123	174	2,468
Sovereign and supranational	330	0	7	13	324
Banks/financial institutions	5,382	0	170	477	5,075
Other corporate	5,438	0	357	534	5,261
Total yen-denominated	32,885	0	704	5,108	28,481
U.S. dollar-denominated:
U.S. government and agencies	230	0	2	2	230
Municipalities	1,185	0	83	54	1,214
Mortgage- and asset-backed securities	3,854	0	239	35	4,058
Public utilities	4,292	0	465	107	4,650
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,672	0	518	21	4,169
Other corporate	18,967	0	2,740	597	21,110
Total U.S. dollar-denominated	32,257	0	4,068	816	35,509
Other currencies:
Mortgage- and asset-backed securities	44	0	4	0	48
Public utilities	52	0	4	0	56
Other corporate	25	0	2	0	27
Total other currencies	121	0	10	0	131
Total securities available-for-sale	$65,263	$0	$4,782	$5,924	$64,121

	March 31, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,137	$1	$15,136	$12	$971	$14,177
Municipalities	230	0	230	0	13	217
Public utilities	31	0	31	0	4	27
Sovereign and supranational	342	3	339	2	8	333
Other corporate	16	0	16	0	1	15
Total yen-denominated	15,756	4	15,752	14	997	14,769
Total securities held-to-maturity	$15,756	$4	$15,752	$14	$997	$14,769

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,461	$2	$15,459	$81	$713	$14,827
Municipalities	235	0	235	0	6	229
Public utilities	32	0	32	0	3	29
Sovereign and supranational	381	3	378	6	9	375
Other corporate	16	0	16	0	0	16
Total yen-denominated	16,125	5	16,120	87	731	15,476
Total securities held-to-maturity	$16,125	$5	$16,120	$87	$731	$15,476

	March 31, 2026	December 31, 2025
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$618	$609
U.S. dollar-denominated	233	278
Total equity securities	$851	$887

For additional information on the Company's valuation methodology for fixed maturity and equity securities, see Note 5.

During the first three months of 2026 and 2025, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2026, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,674	$1,744
Due after one year through five years	7,813	8,682
Due after five years through 10 years	15,925	16,516
Due after 10 years	35,174	31,249
Mortgage- and asset-backed securities	4,870	5,037
Total fixed maturity securities available-for-sale	$65,456	$63,228
Held-to-maturity:
Due in one year or less	$0	$0
Due after one year through five years	2,819	2,824
Due after five years through 10 years	5,788	5,755
Due after 10 years	7,145	6,190
Total fixed maturity securities held-to-maturity	$15,752	$14,769
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2026			December 31, 2025
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$31,756	$26,885	A+	$32,618	$28,434
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net investment gains and losses was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$1	$114
Gross losses from sales	(141)	(235)
Foreign currency gains (losses)	126	161
Other investments:
Gross gains (losses) from sales and redemptions	(2)	1
Total sales and redemptions	(16)	41
Equity securities	(14)	(61)
Real estate owned impairments	(24)	0
Credit losses:
Fixed maturity securities held-to-maturity	1	0
Commercial mortgage and other loans	(50)	(53)
Loan commitments	2	(2)
Reinsurance recoverables and other	(14)	0
Total credit losses	(61)	(55)
Derivatives and other:
Derivative gains (losses)	(95)	(45)
Foreign currency gains (losses)	259	(843)
Total derivatives and other	164	(888)
Total net investment gains (losses)	$49	$(963)

For the three-month period ended March 31, 2026, the Company recognized impairment losses of $24 million on real estate owned (REO) properties classified as held-and-used for the production of income. The impairments were based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO properties of $179 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
The unrealized holding losses, net of gains, included in net investment gains and losses for the three-month period ended March 31, 2026 that relate to equity securities held at the March 31, 2026 reporting date were $30 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the three-month period ended March 31, 2025 that relate to equity securities held at the March 31, 2025 reporting date were $55 million.
Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2026	December 31, 2025
Unrealized gains (losses) on securities available-for-sale	$(2,228)	$(1,142)
Deferred income taxes	(437)	(667)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(2,665)	$(1,809)

Gross Unrealized Loss Aging
The following tables present the fair values and gross unrealized losses of the Company's available-for-sale securities for the periods ended March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2026
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$166	$3	$130	$1	$36	$2
Japan government and agencies:
Yen-denominated	12,636	4,099	5,083	305	7,553	3,794
Municipalities:
U.S. dollar-denominated	612	61	92	6	520	55
Yen-denominated	487	163	222	13	265	150
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,022	40	674	7	348	33
Yen-denominated	314	43	152	3	162	40
Public utilities:
U.S. dollar-denominated	1,279	127	499	9	780	118
Yen-denominated	1,005	204	211	7	794	197
Sovereign and supranational:
Yen-denominated	262	20	224	8	38	12
Banks/financial institutions:
U.S. dollar-denominated	695	33	534	8	161	25
Yen-denominated	3,439	554	778	54	2,661	500
Other corporate:
U.S. dollar-denominated	5,644	679	2,158	31	3,486	648
Yen-denominated	2,670	632	989	63	1,681	569
Total	$30,231	$6,658	$11,746	$515	$18,485	$6,143

	December 31, 2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$37	$2	$0	$0	$37	$2
Japan government and agencies:
Yen-denominated	13,521	3,727	7,966	692	5,555	3,035
Municipalities:
U.S. dollar-denominated	630	54	8	0	622	54
Yen-denominated	520	145	234	6	286	139
Mortgage- and asset- backed securities:
U.S. dollar-denominated	547	35	217	5	330	30
Yen-denominated	183	38	9	1	174	37
Public utilities:
U.S. dollar-denominated	1,055	107	169	2	886	105
Yen-denominated	838	174	0	0	838	174
Sovereign and supranational:
Yen-denominated	276	13	236	0	40	13
Banks/financial institutions:
U.S. dollar-denominated	252	21	62	0	190	21
Yen-denominated	3,467	477	495	26	2,972	451
Other corporate:
U.S. dollar-denominated	4,535	597	620	5	3,915	592
Yen-denominated	2,395	534	640	33	1,755	501
Total	$28,256	$5,924	$10,656	$770	$17,600	$5,154

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of March 31, 2026. Refer to the Allowance for Credit Losses Methodology section below for additional information.

As of March 31, 2026 and December 31, 2025, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The following table presents the composition of the carrying value for commercial mortgage and other loans by property type as of the periods presented.

	March 31, 2026		December 31, 2025
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial mortgage and other loans:
Transitional real estate loans:
Office	$1,232	12.1%	$1,229	12.1%
Retail	250	2.4	267	2.6
Apartments/Multi-Family	1,422	13.9	1,555	15.3
Industrial	75	.7	75	.7
Hospitality	521	5.1	522	5.1
Other	239	2.3	240	2.4
Total transitional real estate loans	3,739	36.5	3,888	38.2
Commercial mortgage loans:
Office	254	2.5	255	2.5
Retail	215	2.1	217	2.1
Apartments/Multi-Family	523	5.1	539	5.3
Industrial	423	4.1	427	4.2
Other	27	.3	14	.1
Total commercial mortgage loans	1,442	14.1	1,452	14.2
Middle market loans	4,498	44.0	4,404	43.2
Other loans	548	5.4	447	4.4
Total commercial mortgage and other loans	$10,227	100.0%	$10,191	100.0%
Allowance for credit losses	(457)		(426)
Total net commercial mortgage and other loans	$9,770		$9,765

Commercial mortgage loans (CMLs) and transitional real estate loans (TREs) are secured by properties entirely within the U.S. (with the largest concentrations in California (22%), Texas (14%) and Florida (7%)). Middle market loans (MMLs) are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are relatively short-term floating rate commercial mortgage loans that are secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of March 31, 2026, the Company had $131 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of March 31, 2026, the Company had commitments of approximately $692 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing operating portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of March 31, 2026, the Company had commitments of approximately $1 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	March 31, 2026
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,179	$94	$466	$560	$3,739	$576
Commercial mortgage loans	1,442	0	0	0	1,442	0
Middle market loans	4,367	33	98	131	4,498	98
Other loans	548	0	0	0	548	0
Total	$9,536	$127	$564	$691	$10,227	$674
(1) As of March 31, 2026, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,418	$0	$470	$470	$3,888	$545
Commercial mortgage loans	1,452	0	0	0	1,452	0
Middle market loans	4,263	58	83	141	4,404	98
Other loans	447	0	0	0	447	0
Total	$9,580	$58	$553	$611	$10,191	$643
(1) As of December 31, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.
•For the three-month periods ended March 31, 2026 and 2025, the Company recognized $7 million and $1 million, respectively, of interest income on loans that were on nonaccrual status.

•Of these loans, TREs with an amortized cost of $83 million and $30 million had no credit loss allowance as of March 31, 2026 and December 31, 2025, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost.

•As of March 31, 2026 and December 31, 2025, MMLs with an amortized cost of $40 million and $36 million, respectively, were on nonaccrual status without an allowance for credit losses.
Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first three months of 2026 and 2025. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any allowance for credit loss recorded.

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

Three Months Ended March 31, 2026
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Middle market loans:
Principal forgiveness and term extension	$5	.1%	Reduction in the amortized cost basis of $11 million and term extension of 13 months on average
(1) Net of allowance for credit losses

Three Months Ended March 31, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Middle market loans:
Principal forgiveness	$1	0.0%	Reduction in the amortized cost basis of $3 million
Term extension	33	1.0	Term extension of six months on average
Other-than-insignificant payment delays	47	1.0	Delay in principal and interest payments of 23 months on average
(1) Net of allowance for credit losses
The following tables present an aging of loans that received modifications in the 12 months preceding the period presented, at amortized cost.

	March 31, 2026
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$263	$0	$43	$43
Middle market loans	68	9	0	0
Total	$331	$9	$43	$43

	March 31, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$347	$0	$0	$0
Middle market loans	96	0	0	20
Total	$443	$0	$0	$20

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of March 31, 2026 and 2025, and subsequently defaulted in the three-month periods ended March 31, 2026 and 2025, were immaterial.
As of March 31, 2026, the Company had no outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification in the current reporting period, compared with $15 million as of December 31, 2025.

Allowance for Credit Losses

The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended March 31, 2026:
Balance at December 31, 2025	$(277)	$(9)	$(138)	$(17)	$(5)	$0	$(446)
(Addition to) release of allowance for credit losses	(17)	3	(36)	2	1	0	(47)
Writeoffs, net of recoveries	8	0	11	0	0	0	19
Change in foreign exchange	0	0	0	0	0	0	0
Balance at March 31, 2026	$(286)	$(6)	$(163)	$(15)	$(4)	$0	$(474)
Three Months Ended March 31, 2025:
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(Addition to) release of allowance for credit losses	(28)	(1)	(24)	(2)	0	0	(55)
Writeoffs, net of recoveries	24	0	14	0	0	0	38
Change in foreign exchange	0	0	0	0	0	0	0
Balance at March 31, 2025	$(203)	$(15)	$(150)	$(19)	$(5)	$0	$(392)
As of March 31, 2026, the Company identified TREs with an amortized cost of $139 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of March 31, 2026, the Company established an allowance for credit losses of $61 million related to these loans.

As of March 31, 2026, the Company's held-to-maturity portfolio includes Japan Government and Agency securities with an amortized cost of $15.0 billion that meet the requirements for zero-credit-loss expectation and therefore have been excluded from the measurement of the allowance for credit losses.
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

•For other loans, the Company’s key credit quality indicator is credit ratings. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

The following tables present as of March 31, 2026 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and key credit quality indicator.

Transitional Real Estate Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$317	$274	$591
60%-69.99%	0	0	0	27	394	854	1,275
70%-79.99%	0	0	0	14	628	462	1,104
80% or greater	63	0	0	0	155	551	769
Total	$63	$0	$0	$41	$1,494	$2,141	$3,739
Current-period gross writeoffs:	$0	$0	$0	$0	$8	$0	$8

Commercial Mortgage Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$0	$11	$0	$32	$0	$1,182	$1,225	2.73
60%-69.99%	13	20	0	0	0	63	96	2.02
70%-79.99%	0	0	0	0	0	32	32	1.49
80% or greater	0	0	12	0	0	77	89	1.05
Total	$13	$31	$12	$32	$0	$1,354	$1,442	2.55
Weighted Average DSCR	1.52	1.83	1.09	2.56	0.00	2.59
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$0	$21	$55	$37	$0	$95	$10	$218
BB	164	388	533	73	312	805	67	2,342
B	0	248	132	45	253	690	37	1,405
CCC	0	25	3	0	34	300	31	393
CC	0	5	2	0	9	67	6	89
C and lower	6	0	0	0	0	40	5	51
Total	$170	$687	$725	$155	$608	$1,997	$156	$4,498
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$11	$0	$11

Other Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Credit Ratings:
A	$0	$0	$0	$0	$64	$0	$0	$64
AA	0	0	0	0	8	3	0	11
BBB	74	36	249	0	25	24	0	408
BB	0	0	0	65	0	0	0	65
Total	$74	$36	$249	$65	$97	$27	$0	$548
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Other Investments

The table below presents the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2026	December 31, 2025
Other investments:
Policy loans	$205	$210
Short-term investments (1)	2,616	1,373
Limited partnerships (2)	4,226	4,109
Real estate owned	853	902
Other	37	28
Total other investments	$7,937	$6,622
(1) Includes securities lending collateral
(2) Includes tax credit investments and asset classes such as private equity and real estate funds
As of March 31, 2026 and December 31, 2025, all REO was classified as held-and-used for the production of income. Depreciation expense on REO was $7 million and $6 million for the three-month periods ended March 31, 2026 and 2025, respectively. Additionally, as of March 31, 2026 and December 31, 2025, accumulated depreciation on REO was $46 million and $41 million, respectively.
The Company had $2.8 billion and $3.0 billion in outstanding commitments to fund investments in limited partnerships, which included $2.1 billion and $2.1 billion of unfunded commitments related to variable interest entities (VIEs) that are non-consolidated as of March 31, 2026 and December 31, 2025, respectively.
Variable Interest Entities

In the normal course of its activities, the Company invests in legal entities that are VIEs. The Company's variable interests in these VIEs are limited to the debt and equity instruments issued by them. With the exception of commitments to limited partnerships and to certain loan investments made in the normal course of business, the Company has not provided any direct or contingent obligations to fund the limited activities of these VIEs, or support related to the limited activities of these VIEs, and does not have any intention to do so in the future, nor has it provided any direct or indirect financial guarantees.

The Company's risk of loss related to its interests in any of its VIEs is typically limited to the carrying value of the related investments, and in certain cases, to any unfunded commitments held in the VIE. For certain reinsurance-related trusts, however, the Company is contractually obligated to contribute additional assets to maintain required collateral levels, potentially exposing the Company to losses exceeding the carrying value of the assets held in the trust.

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

The following table presents the carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	March 31, 2026	December 31, 2025
Assets: (1)
Fixed maturity securities available-for-sale	$3,545	$3,636
Commercial mortgage and other loans	7,907	7,896
Other investments (2)	2,331	2,320
Other assets (3)	43	45
Total assets of consolidated VIEs	$13,826	$13,897
Liabilities:
Other liabilities (3)	$806	$765
Total liabilities of consolidated VIEs	$806	$765
(1) As of March 31, 2026, the Company's investments in consolidated VIEs also held cash and cash equivalents of $975 million, of which $709 million was restricted.
(2) Consists entirely of alternative investments in limited partnerships, which represent VIEs where the Company is not the primary beneficiary and therefore are not consolidated
(3) Consists entirely of derivatives

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
Investments in Unit Trust Structures

The Company utilizes unit trust structures in Aflac Japan to invest in various asset classes, which include CMLs, MMLs, TREs, other loans and limited partnerships. As the sole investor of these VIEs, the Company is required to consolidate these trusts. The limited partnership investments are comprised of private equity and real estate. The Company's loss exposure to these VIEs is limited to its original investments, together with any unfunded portion of the Company's commitments made in the normal course of business to fund certain loan investments and limited partnership investments, as described in the Commercial Mortgage and Other Loans and Other Investments sections of this note. Excluding these commitments, the Company does not provide financial or other support to consolidated VIEs.

Reinsurance-Related Trust

In connection with an assumed reinsurance transaction, assets transferred by the ceding company were placed in a trust to collateralize the Company's obligations to the ceding company. Cash and other assets placed in the trust continue to be owned by the Company; however, their use is restricted based on the terms of the transaction. The trust is a VIE, and the Company consolidates the trust as its primary beneficiary.

VIEs - Not Consolidated
The table below presents the carrying value and balance sheet caption in which the Company's investments in VIEs that are not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

(In millions)	March 31, 2026	December 31, 2025
Assets:
Fixed maturity securities available-for-sale	$7,206	$6,750
Other investments (1)	1,721	1,603
Total investments in VIEs not consolidated	$8,927	$8,353
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
Securities Lending and Pledged Securities

In the normal course of business, the Company enters into securities lending transactions. Details of the collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	March 31, 2026				December 31, 2025
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,250	$2,810	$5,060	$0	$1,591	$1,329	$2,920
Public utilities	61	0	0	61	54	0	0	54
Banks/financial institutions	257	0	0	257	150	0	0	150
Other corporate	1,036	0	0	1,036	865	0	0	865
Total borrowings	$1,354	$2,250	$2,810	$6,414	$1,069	$1,591	$1,329	$3,989
Gross amount of recognized liabilities for securities lending transactions				$6,414				$3,989
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $327 million and $2.2 billion at March 31, 2026 and December 31, 2025, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected in the consolidated balance sheets.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2026, and December 31, 2025, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

For additional information on the Company's investments and financial instruments, see the accompanying Notes 4 and 5 and Notes 1, 4 and 5 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

4.    DERIVATIVE INSTRUMENTS
The Company's freestanding derivative instruments include:
•Foreign currency forwards
•Foreign currency options
•Foreign currency swaps
•Cross-currency swaps
•Interest rate swaps
•Interest rate swaptions (swaptions)
•Bond purchase commitments

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

From time to time, Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of Japanese yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transactions, Aflac Japan agrees to sell a fixed amount of Japanese yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e., a costless or zero-cost collar).

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

Swaptions are used to mitigate the adverse impact resulting from significant changes in the fair value of U.S. dollar-denominated available-for-sale securities due to fluctuation in interest rates. In a payer swaption, the Company pays a premium to obtain the right, but not the obligation, to enter into a swap contract where it will pay a fixed rate and receive a floating rate. Interest rate swaption collars are combinations of two swaption positions. In order to maximize the efficiency of the collars while minimizing cost, a collar strategy is used whereby the Company purchases a long payer swaption (the Company purchases an option that allows it to enter into a swap where the Company will pay the fixed rate and receive the floating rate of the swap) and sells a short receiver swaption (the Company sells an option that provides the counterparty with the right to enter into a swap where the Company will receive the fixed rate and pay the floating rate of the swap). The combination of purchasing the long payer swaption and selling the short receiver swaption results in no net premium being paid (i.e., a costless or zero-cost collar).

Bond purchase commitments result from repackaged bond structures that are consolidated VIEs whereby there is a delay in the trade date and settlement date of the bond within the structure to ensure completion of all necessary legal agreements to support the consolidated VIE that issues the repackaged bond. Additionally, bond purchase commitments are used to economically hedge interest rate risk on certain fixed income investments. Since the Company has a commitment to purchase the underlying bond at a specified price, the agreement meets the definition of a derivative. The fair value of the derivative is derived based on the current market value of the bond compared to the fixed purchase price to be paid on the settlement date.
Derivative Balance Sheet Classification

The table below summarizes the balance sheet classification of the Company's derivative instruments at fair value. The fair value amounts presented exclude income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of exposure or credit risk.

	March 31, 2026			December 31, 2025
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$6	$18	$0	$5
Total cash flow hedges	18	0	6	18	0	5
Net investment hedge:
Foreign currency forwards	2,074	143	0	1,828	120	0
Total net investment hedge	2,074	143	0	1,828	120	0
Non-qualifying strategies:
Foreign currency swaps	49	0	0	49	0	0
Foreign currency swaps - VIE	2,960	43	800	2,960	45	760
Foreign currency forwards	1,600	2	23	945	0	18
Foreign currency options	26,000	23	40	25,000	0	0
Interest rate swaps	32,850	0	142	36,728	14	189
Forward bond purchase commitment	688	0	5	0	0	0
Total non-qualifying strategies	64,147	68	1,010	65,682	59	967
Total derivatives	$66,239	$211	$1,016	$67,528	$179	$972

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

Fair Value Hedging Relationships

The following table presents the carrying amounts of (1) assets designated and qualified as hedged items in fair value hedges of interest rate risk and (2) the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of March 31, 2026 and December 31, 2025; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Fixed maturity securities	$1,210	$1,238	$119	$121
(1) The balance includes hedging adjustment on discontinued hedging relationships of $119 in 2026 and $121 in 2025.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2026 and 2025, respectively.

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

The Company uses bond purchase commitments to economically hedge interest rate risk on certain fixed income investments, including certain bonds within the VIE structure.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2026				2025
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$4		$(4)	$0	$(1)		$2
Total cash flow hedges	0	4	(1)	(4)	0	(1)	(1)	2
Net investment hedge:
Non-derivative hedging instruments		0		105		0		(240)
Foreign currency forwards		11		47		36		(144)
Total net investment hedge		11		152		36		(384)
Non-qualifying strategies:
Foreign currency swaps		1				0
Foreign currency swaps - VIE		(55)				(57)
Foreign currency forwards		(22)				0
Foreign currency options		(18)				(5)
Interest rate swaps		(11)				(18)
Forward bond purchase commitment		(5)				0
Total non-qualifying strategies		(110)				(80)
Total	$0	$(95)		$148	$0	$(45)		$(382)
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of gains reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended March 31, 2026, and $1 of losses during the three-month period ended March 31, 2025.
As of March 31, 2026, an immaterial amount of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

As of March 31, 2026, all of the Company's derivative agreement counterparties were investment grade.
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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $879 million and $861 million as of March 31, 2026 and December 31, 2025, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2026, the Company estimates that it would be required to post a maximum of $698 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2026
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$168	$0	$168	$(23)	$(36)	$(102)	$7
Total derivative assets subject to a master netting agreement or offsetting arrangement	168	0	168	(23)	(36)	(102)	7
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	43		43				43
Total derivative assets not subject to a master netting agreement or offsetting arrangement	43		43				43
Total derivative assets	211	0	211	(23)	(36)	(102)	50
Securities lending and similar arrangements	6,358	0	6,358	0	0	(6,358)	0
Total	$6,569	$0	$6,569	$(23)	$(36)	$(6,460)	$50

December 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$122	$0	$122	$(1)	$(34)	$(84)	$3
OTC - cleared	12	0	12	(12)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	134	0	134	(13)	(34)	(84)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	45		45				45
Total derivative assets not subject to a master netting agreement or offsetting arrangement	45		45				45
Total derivative assets	179	0	179	(13)	(34)	(84)	48
Securities lending and similar arrangements	3,945	0	3,945	0	0	(3,945)	0
Total	$4,124	$0	$4,124	$(13)	$(34)	$(4,029)	$48

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2026
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$68	$0	$68	$(23)	$(43)	$0	$2
OTC - cleared	142	0	142	0	(19)	(119)	4
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	210	0	210	(23)	(62)	(119)	6
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	806		806				806
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	806		806				806
Total derivative liabilities	1,016	0	1,016	(23)	(62)	(119)	812
Securities lending and similar arrangements	6,414	0	6,414	(6,358)	0	0	56
Total	$7,430	$0	$7,430	$(6,381)	$(62)	$(119)	$868

December 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$19	$0	$19	$(1)	$(17)	$0	$1
OTC - cleared	188	0	188	(12)	(24)	(151)	1
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	207	0	207	(13)	(41)	(151)	2
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	765		765				765
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	765		765				765
Total derivative liabilities	972	0	972	(13)	(41)	(151)	767
Securities lending and similar arrangements	3,989	0	3,989	(3,945)	0	0	44
Total	$4,961	$0	$4,961	$(3,958)	$(41)	$(151)	$811

For additional information on the Company's derivative and other financial instruments, see the accompanying Notes 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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

	March 31, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$12,993	$579	$0	$13,572
Municipalities	0	1,878	0	1,878
Mortgage- and asset-backed securities	0	2,382	2,655	5,037
Public utilities	0	6,129	825	6,954
Sovereign and supranational	0	366	19	385
Banks/financial institutions	0	9,190	4	9,194
Other corporate	0	26,073	135	26,208
Total fixed maturity securities	12,993	46,597	3,638	63,228
Equity securities	692	0	159	851
Other investments	2,616	0	0	2,616
Cash and cash equivalents	5,654	0	0	5,654
Other assets:
Foreign currency swaps	0	43	0	43
Foreign currency forwards	0	145	0	145
Foreign currency options	0	23	0	23
Total other assets	0	211	0	211
Total assets	$21,955	$46,808	$3,797	$72,560
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$806	$0	$806
Foreign currency forwards	0	23	0	23
Foreign currency options	0	40	0	40
Interest rate swaps	0	142	0	142
Forward bond purchase commitment	0	5	0	5
Total liabilities	$0	$1,016	$0	$1,016

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$13,921	$686	$0	$14,607
Municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities	0	6,298	876	7,174
Sovereign and supranational	0	383	19	402
Banks/financial institutions	0	9,235	9	9,244
Other corporate	0	26,239	159	26,398
Total fixed maturity securities	13,921	46,843	3,357	64,121
Equity securities	727	0	160	887
Other investments	1,373	0	0	1,373
Cash and cash equivalents	6,245	0	0	6,245
Other assets:
Foreign currency swaps	0	45	0	45
Foreign currency forwards	0	120	0	120
Interest rate swaps	0	14	0	14
Total other assets	0	179	0	179
Total assets	$22,266	$47,022	$3,517	$72,805
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$765	$0	$765
Foreign currency forwards	0	18	0	18
Interest rate swaps	0	189	0	189
Total liabilities	$0	$972	$0	$972

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2026
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,136	$14,052	$125	$0	$14,177
Municipalities	230	0	217	0	217
Public utilities	31	0	27	0	27
Sovereign and supranational	339	0	333	0	333
Other corporate	16	0	15	0	15
Commercial mortgage and other loans	9,770	0	0	9,578	9,578
Other investments (1)	37	0	37	0	37
Total assets	$25,559	$14,052	$754	$9,578	$24,384
Liabilities:
Other policyholders’ funds	$5,423	$0	$0	$5,358	$5,358
Notes payable (excluding leases)	7,822	0	6,581	668	7,249
Total liabilities	$13,245	$0	$6,581	$6,026	$12,607
(1) Excludes policy loans of $205, equity method investments of $4,226, and REO of $853, at carrying value

	December 31, 2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,459	$14,696	$131	$0	$14,827
Municipalities	235	0	229	0	229
Public utilities	32	0	29	0	29
Sovereign and supranational	378	0	375	0	375
Other corporate	16	0	16	0	16
Commercial mortgage and other loans	9,765	0	0	9,617	9,617
Other investments (1)	28	0	28	0	28
Total assets	$25,913	$14,696	$808	$9,617	$25,121
Liabilities:
Other policyholders’ funds	$5,445	$0	$0	$5,376	$5,376
Notes payable (excluding leases)	8,330	0	7,167	682	7,849
Total liabilities	$13,775	$0	$7,167	$6,058	$13,225
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$12,993	$385	$0	$13,378
Internal	0	194	0	194
Total government and agencies	12,993	579	0	13,572
Municipalities:
Third-party pricing vendor	0	1,664	0	1,664
Internal	0	214	0	214
Total municipalities	0	1,878	0	1,878
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	1,993	0	1,993
Internal	0	389	0	389
Broker/other	0	0	2,655	2,655
Total mortgage- and asset-backed securities	0	2,382	2,655	5,037
Public utilities:
Third-party pricing vendor	0	3,630	0	3,630
Internal	0	2,499	0	2,499
Broker/other	0	0	825	825
Total public utilities	0	6,129	825	6,954
Sovereign and supranational:
Third-party pricing vendor	0	76	0	76
Internal	0	290	0	290
Broker/other	0	0	19	19
Total sovereign and supranational	0	366	19	385
Banks/financial institutions:
Third-party pricing vendor	0	5,572	0	5,572
Internal	0	3,618	0	3,618
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,190	4	9,194
Other corporate:
Third-party pricing vendor	0	21,373	0	21,373
Internal	0	4,700	0	4,700
Broker/other	0	0	135	135
Total other corporate	0	26,073	135	26,208
Total securities available-for-sale	$12,993	$46,597	$3,638	$63,228
Equity securities, carried at fair value:
Third-party pricing vendor	$692	$0	$0	$692
Internal	0	0	22	22
Broker/other	0	0	137	137
Total equity securities	$692	$0	$159	$851

	March 31, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$14,052	$125	$0	$14,177
Total government and agencies	14,052	125	0	14,177
Municipalities:
Third-party pricing vendor	0	217	0	217
Total municipalities	0	217	0	217
Public utilities:
Third-party pricing vendor	0	27	0	27
Total public utilities	0	27	0	27
Sovereign and supranational:
Third-party pricing vendor	0	149	0	149
Internal	0	184	0	184
Total sovereign and supranational	0	333	0	333
Other corporate:
Third-party pricing vendor	0	15	0	15
Total other corporate	0	15	0	15
Total securities held-to-maturity	$14,052	$717	$0	$14,769

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,921	$383	$0	$14,304
Internal	0	303	0	303
Total government and agencies	13,921	686	0	14,607
Municipalities:
Third-party pricing vendor	0	1,706	0	1,706
Internal	0	224	0	224
Total municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	1,824	0	1,824
Internal	0	248	0	248
Broker/other	0	0	2,294	2,294
Total mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities:
Third-party pricing vendor	0	3,660	0	3,660
Internal	0	2,638	0	2,638
Broker/other	0	0	876	876
Total public utilities	0	6,298	876	7,174
Sovereign and supranational:
Third-party pricing vendor	0	79	0	79
Internal	0	304	0	304
Broker/other	0	0	19	19
Total sovereign and supranational	0	383	19	402
Banks/financial institutions:
Third-party pricing vendor	0	5,605	0	5,605
Internal	0	3,630	5	3,635
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,235	9	9,244
Other corporate:
Third-party pricing vendor	0	21,294	0	21,294
Internal	0	4,945	20	4,965
Broker/other	0	0	139	139
Total other corporate	0	26,239	159	26,398
Total securities available-for-sale	$13,921	$46,843	$3,357	$64,121
Equity securities, carried at fair value:
Third-party pricing vendor	$727	$0	$0	$727
Internal	0	0	24	24
Broker/other	0	0	136	136
Total equity securities	$727	$0	$160	$887

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$14,696	$131	$0	$14,827
Total government and agencies	14,696	131	0	14,827
Municipalities:
Third-party pricing vendor	0	229	0	229
Total municipalities	0	229	0	229
Public utilities:
Third-party pricing vendor	0	29	0	29
Total public utilities	0	29	0	29
Sovereign and supranational:
Third-party pricing vendor	0	188	0	188
Internal	0	187	0	187
Total sovereign and supranational	0	375	0	375
Other corporate:
Third-party pricing vendor	0	16	0	16
Total other corporate	0	16	0	16
Total securities held-to-maturity	$14,696	$780	$0	$15,476

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
(1) Option-based only
The fair values of the foreign currency forwards and options are based on observable market inputs; therefore, they are classified as Level 2.

To determine the fair value of its interest rate derivatives, the Company uses inputs that are generally observable in the market or can be derived from observable market data. Interest rate swaps are cleared trades. In a cleared swap contract, the clearinghouse provides benefits to the counterparties similar to contracts listed for investment traded on an exchange since it maintains a daily margin to mitigate counterparties' credit risk. These derivatives are priced using observable inputs; accordingly, they are classified as Level 2.

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

For forward bond purchase commitments, the fair value of the derivative is based on the difference in the fixed purchase price and the current market value of the related bond prior to the settlement date. Since the bond is typically a public bond with readily available pricing, the derivatives associated with the forward purchase commitment are classified as Level 2 within the fair value hierarchy.

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended March 31, 2026
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$2,294	$876	$19	$9	$159	$160	$3,517
Net investment gains (losses) included in earnings	2	4	0	0	6	(2)	10
Unrealized gains (losses) included in other comprehensive income (loss)	(32)	(23)	0	0	(8)	0	(63)
Purchases, issuances, sales and settlements:
Purchases	302	10	0	0	0	1	313
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(30)	(42)	0	0	(22)	0	(94)
Transfers into Level 3	119	0	0	0	0	0	119
Transfers out of Level 3	0	0	0	(5)	0	0	(5)
Balance, end of period	$2,655	$825	$19	$4	$135	$159	$3,797
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$0	$0	$0	$0	$(1)	$0

Three Months Ended March 31, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	0	0	0	0	0	1	1
Unrealized gains (losses) included in other comprehensive income (loss)	10	6	1	0	2	0	19
Purchases, issuances, sales and settlements:
Purchases	434	110	0	0	0	3	547
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(12)	(7)	0	0	(1)	0	(20)
Transfers into Level 3	15	0	0	0	0	0	15
Transfers out of Level 3	0	0	0	0	(95)	0	(95)
Balance, end of period	$1,603	$756	$24	$10	$137	$160	$2,690
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$1	$1

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2026
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$2,655	Consensus pricing	Offered quotes	87.70	-	104.69	(a)	99.44
Public utilities	825	Discounted cash flow	Credit spreads	100 bps	-	477 bps	(c)	188 bps
Sovereign and supranational	19	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	4	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	135	Discounted cash flow	Credit spreads	75 bps	-	393 bps	(c)	208 bps
Equity securities	159	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$3,797
(a) Represents prices for securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques
(b) Category represents a single security; range not applicable
(c) Actual or equivalent credit spreads in basis points
(d) Prices do not utilize credit spreads; therefore, range is not applicable

December 31, 2025
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

6.     DEFERRED POLICY ACQUISITION COSTS

The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	March 31, 2026
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2025	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034
Capitalization	80	26	14	0	32	30	37	21	3	29	0	272
Amortization expense	(46)	(23)	(8)	(1)	(37)	(31)	(40)	(21)	(3)	(11)	0	(221)
Foreign currency translation and other	(62)	(38)	(9)	0	0	0	0	0	0	0	0	(109)
Balance at March 31, 2026	$2,937	$1,805	$443	$50	$904	$640	$1,352	$463	$87	$295	$0	$8,976

	December 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	357	85	33	3	137	127	162	90	13	98	0	1,105
Amortization expense	(188)	(99)	(33)	(3)	(143)	(122)	(155)	(79)	(12)	(40)	0	(874)
Foreign currency translation and other	20	21	5	(1)	0	0	0	0	0	0	0	45
Balance at December 31, 2025	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034

There were no changes to the inputs, judgments, assumptions or methods used to determine amortization amounts during the three-month periods ended March 31, 2026 and 2025. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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

	March 31, 2026
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Beginning balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(147)	(84)	(14)	(3)	(23)	(2)	(29)	(14)	(2)	(9)	(16)
Adjusted beginning of period balance	13,054	11,427	4,758	797	2,614	1,724	4,213	1,217	206	1,042	1,819
Issuances	216	14	83	1	111	109	204	90	13	94	469
Interest accrual	86	68	26	4	27	18	44	12	2	11	27
Net premiums collected (1)	(314)	(247)	(179)	(22)	(119)	(100)	(143)	(61)	(10)	(44)	(50)
Foreign currency translation	(272)	(235)	(98)	(17)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	12,770	11,027	4,590	763	2,633	1,751	4,318	1,258	211	1,103	2,265
Effect of changes in discount rate assumptions	(1,252)	(1,402)	(303)	(86)	(148)	(62)	(360)	(75)	(9)	(42)	65
Balance at March 31, 2026	$11,518	$9,625	$4,287	$677	$2,485	$1,689	$3,958	$1,183	$202	$1,061	$2,330
Present value of expected future policy benefits:
Balance at December 31, 2025	$34,987	$17,692	$20,894	$3,671	$3,184	$2,336	$10,845	$1,955	$438	$2,076	$2,444
Beginning balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(168)	(101)	(18)	(8)	(36)	(5)	(41)	(19)	(1)	(13)	(14)
Adjusted beginning of period balance	36,270	21,878	25,698	4,750	3,312	2,396	11,771	2,052	457	2,275	2,290
Issuances	221	15	85	2	116	115	215	95	14	100	474
Interest accrual	303	134	134	22	34	25	127	22	5	23	33
Benefit payments	(638)	(237)	(665)	(60)	(126)	(118)	(247)	(77)	(15)	(29)	(56)
Foreign currency translation	(750)	(452)	(525)	(98)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	35,406	21,338	24,727	4,616	3,336	2,418	11,866	2,092	461	2,369	2,741
Effect of changes in discount rate assumptions	(2,470)	(4,862)	(5,333)	(1,181)	(211)	(96)	(1,176)	(146)	(27)	(251)	63
Balance at March 31, 2026	32,936	16,476	19,394	3,435	3,125	2,322	10,690	1,946	434	2,118	2,804
Net liability for future policy benefits	21,418	6,851	15,107	2,758	640	633	6,732	763	232	1,057	474
Less: reinsurance recoverable	4,142	994	316	0	0	0	0	0	0	26	20
Net liability for future policy benefits after reinsurance recoverable	$17,276	$5,857	$14,791	$2,758	$640	$633	$6,732	$763	$232	$1,031	$454
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	(661)	136	(40)	5	18	(22)	(163)	(8)	(10)	(5)	386
Effect of actual variances from expected experience	(436)	(84)	(62)	(12)	21	20	(2)	16	(10)	(32)	146
Adjusted beginning of period balance	12,911	11,897	4,982	857	2,726	1,724	4,175	1,229	189	939	1,356
Issuances	1,114	253	405	9	295	341	488	211	50	246	571
Interest accrual	364	292	110	16	110	69	177	50	9	42	73
Net premiums collected (1)	(1,379)	(1,076)	(795)	(95)	(487)	(402)	(590)	(255)	(39)	(171)	(138)
Foreign currency translation	193	146	70	13	0	0	0	0	0	0	0
Other	(2)	(1)	0	0	(7)	(6)	(8)	(4)	(1)	(5)	(27)
Ending balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in discount rate assumptions	(994)	(1,162)	(225)	(75)	(112)	(41)	(297)	(60)	(6)	(30)	133
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	(1,130)	108	(101)	74	47	(46)	(219)	(4)	(15)	(17)	399
Effect of actual variances from expected experience	(483)	(102)	(61)	(21)	9	5	(15)	8	(13)	(53)	148
Adjusted beginning of period balance	36,243	21,963	26,168	4,818	3,442	2,425	11,779	2,077	449	2,056	1,840
Issuances	1,138	260	417	14	300	355	503	217	50	254	574
Interest accrual	1,299	564	569	91	138	99	515	87	20	87	97
Benefit payments	(2,723)	(1,044)	(1,753)	(218)	(532)	(478)	(985)	(310)	(61)	(109)	(207)
Foreign currency translation	481	236	315	53	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in discount rate assumptions	(1,451)	(4,287)	(4,822)	(1,087)	(164)	(65)	(967)	(116)	(20)	(212)	140
Balance at December 31, 2025	34,987	17,692	20,894	3,671	3,184	2,336	10,845	1,955	438	2,076	2,444
Net liability for future policy benefits	22,780	7,343	16,347	2,946	659	651	6,900	784	236	1,055	476
Less: reinsurance recoverable	4,406	1,062	0	0	0	0	0	0	0	25	11
Net liability for future policy benefits after reinsurance recoverable	$18,374	$6,281	$16,347	$2,946	$659	$651	$6,900	$784	$236	$1,030	$465
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

March 31, 2026
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.8%	2.5%	2.1%	1.8%	4.1%	4.4%	4.5%	4.5%	4.4%	4.0%	5.5%
Weighted-average interest, current discount rate (1)	3.8%	4.4%	3.5%	4.1%	5.4%	5.2%	5.6%	5.5%	5.4%	5.5%	5.6%
Weighted-average liability duration (years)	12.3	22.6	16.4	16.0	7.9	5.6	10.8	9.0	7.4	13.6	8.3
(1) The weighted-average interest rates are calculated using the reserve balances as the weights. No adjustments were made to observable market information.

December 31, 2025
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

The following table presents a reconciliation of the disaggregated rollforwards above to the ending liability for future policy benefits presented in the consolidated balance sheets. The deferred profit liability for limited-payment contracts and the deferred reinsurance gain liability are presented together with the liability for future policy benefits in the consolidated balance sheets and have been included as reconciling items in the table below.

(In millions)	March 31, 2026	December 31, 2025
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$21,418	$22,780
Medical and other health	6,851	7,343
Life insurance	15,107	16,347
Other	2,758	2,946
Aflac U.S.
Accident	640	659
Disability	633	651
Critical care	6,732	6,900
Hospital indemnity	763	784
Dental/vision	232	236
Life insurance	1,057	1,055
Other	474	476
Corporate and other	4,593	4,317
Deferred profit liability	2,061	2,066
Deferred reinsurance gain liability	895	757
Intercompany eliminations (1)	(4,695)	(4,997)
Total	$59,519	$62,320
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

There were no changes to the inputs, judgments, assumptions or methods used in measuring the liability for future policy benefits during the three-month periods ended March 31, 2026 and 2025.

Discount Rate Methodology

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

There were no changes to the methods used to determine the discount rates during the three-month periods ended March 31, 2026 and 2025.

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

•For the three-month periods ended March 31, 2026 and 2025, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience.
The Company performs a more detailed annual review of its assumptions annually during the third quarter.
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

	Three Months Ended March 31,
(In millions)	2026	2025
Net earned premiums:
Aflac Japan
Cancer	$816	$839
Medical and other health	495	529
Life insurance	298	316
Other	29	32
Aflac U.S.
Accident	305	311
Disability	374	352
Critical care	444	441
Hospital indemnity	183	184
Dental/vision	58	49
Life insurance	198	169
Other	63	49
Corporate and other	182	198
Reinsurance ceded	(135)	(88)
Total	$3,310	$3,381

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended March 31,
(In millions)	2026	2025
Interest expense:
Aflac Japan
Cancer	$217	$233
Medical and other health	66	66
Life insurance	108	114
Other	18	18
Aflac U.S.
Accident	7	7
Disability	7	7
Critical care	83	85
Hospital indemnity	10	9
Dental/vision	3	3
Life insurance	12	11
Other	6	6
Total	$537	$559

The following tables present the amount of expected future gross premiums and expected future policy benefits and expenses (undiscounted and discounted at the current period discount rate) by reporting segment and disaggregated by product type. These tables are presented gross of internal and external ceded reinsurance.

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

	March 31, 2026		December 31, 2025
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$51,004	$53,308	$52,505	$54,844
Medical and other health	31,455	33,991	32,757	35,043
Life insurance	10,468	36,171	10,781	37,340
Other	1,297	6,216	1,351	6,419
Aflac U.S.
Accident	8,545	4,638	8,560	4,660
Disability	5,720	3,055	5,697	3,033
Critical care	19,272	20,020	19,182	19,971
Hospital indemnity	4,812	3,052	4,757	3,027
Dental/vision	1,074	659	1,081	657
Life insurance	3,527	4,115	3,326	3,948
Other	4,191	4,786	3,477	4,105
Total	$141,365	$170,011	$143,474	$173,047

	March 31, 2026		December 31, 2025
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$34,767	$32,936	$36,796	$34,987
Medical and other health	20,742	16,476	22,239	17,692
Life insurance	8,216	19,394	8,625	20,894
Other	953	3,435	1,018	3,671
Aflac U.S.
Accident	5,919	3,125	6,002	3,184
Disability	4,435	2,322	4,478	2,336
Critical care	11,865	10,690	11,988	10,845
Hospital indemnity	3,334	1,946	3,333	1,955
Dental/vision	737	434	755	438
Life insurance	2,469	2,118	2,358	2,076
Other	2,482	2,804	2,105	2,444
Total	$95,919	$95,680	$99,697	$100,522

Loss expense as a result of NPR capping for the three-month periods ended March 31, 2026 and 2025 was immaterial.

Other Policyholders' Funds

As of March 31, 2026 and December 31, 2025, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	March 31, 2026	December 31, 2025
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,152	$5,221
Premiums received	24	97
Transfers from WAYS conversions	79	307
Surrenders and withdrawals	(19)	(64)
Benefit payments	(136)	(513)
Interest credited	12	49
Foreign currency translation and other	(107)	55
Fixed annuities account balance, end of period	5,005	5,152
Other deposit type reserves	418	293
Total	$5,423	$5,445
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	March 31, 2026			December 31, 2025
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$5,005	$4,939	0.5% - 2.2%	$5,152	$5,083
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at March 31, 2026 and December 31, 2025.

Aflac Japan’s fixed annuities have guaranteed fixed crediting rates which results in the policyholders' funds balances being sufficient to cover all guaranteed benefit amounts. The reserves are adequate to fully fund future benefits at any given time.

For additional information on policy liabilities, see Notes 1 and 7 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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
For certain assumed reinsurance transactions involving the reinsurance of in force blocks of business, the Company receives initial consideration for assumed reserves at inception. The consideration received is recognized in the consolidated balance sheets at fair value and a liability for future policy benefits is recorded for assumed reserves. For each of the reinsurance agreements it has entered into, the Company records either a deferred reinsurance gain liability when the consideration received exceeds the recorded reserves, or a cost of reinsurance asset when the recorded reserves exceed the consideration received. The cost of reinsurance asset balance is considered recoverable and is periodically assessed for recoverability. Inter-segment amounts associated with internal reinsurance transactions are eliminated in consolidation.

The following table reconciles direct earned premiums, direct benefits and claims, excluding reserve remeasurement gains and losses, and reserve remeasurement gains and losses to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2026	2025
Earned premiums:
Direct	$3,421	$3,433
Ceded	(135)	(88)
Assumed	24	36
Net earned premiums	$3,310	$3,381

Benefits and claims, excluding reserve remeasurement:
Direct	$1,995	$2,031
Ceded	(88)	(56)
Assumed	7	11
Benefits and claims, excluding reserve remeasurement	1,914	1,986
Reserve remeasurement (gains) losses:
Direct	(81)	(41)
Ceded	(1)	0
Reserve remeasurement (gains) losses	(82)	(41)
Total benefits and claims, net	$1,832	$1,945

The Company reported a deferred reinsurance gain liability related to reinsurance transactions. The remaining consolidated deferred reinsurance gain liability of $294 million and $125 million as of March 31, 2026 and December 31, 2025, respectively, is included in future policy benefits in the consolidated balance sheets and it is being amortized over the expected premium period based on annualized premiums, units in force, or over the remaining expected life of the reinsurance contract based on benefit payments. The amortization is included in benefits and claims in the consolidated statements of earnings.

The Company also reported a reinsurance recoverable with a remaining balance, net of allowance for credit losses of $466 million and $161 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the related allowance for credit losses was $17 million, compared with $4 million as of December 31, 2025. The allowance for credit losses is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s significant reinsurance counterparties. The Company uses external credit ratings focused on these reinsurers' financial strength and credit worthiness. As of March 31, 2026, the Company's significant reinsurance counterparties were rated A+. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

In March 2026, Aflac Re entered into a coinsurance transaction whereby it assumed approximately $551 million of reserves associated with an in force block of individual whole life annuities from an external ceding company, which is a related party due to its affiliation with Japan Post Holdings Co., Ltd. Aflac Re received approximately $636 million in cash as consideration for assuming the reinsurance risk. The cash was placed in a trust to collateralize Aflac Re's obligations to the ceding company. Cash and any other assets placed in the trust continue to be owned by Aflac Re, but their use is restricted based on the terms of the transaction. If the fair market value of the assets in the trust is less than a contractually determined threshold, Aflac Re will be required to contribute additional assets to the trust. Refer to the Reinsurance-Related Trust section of Note 3 for additional information.

In January 2026, ALIJ entered into a coinsurance transaction whereby it ceded 100% of the liabilities associated with certain life insurance policies to an external reinsurer. This transaction transferred approximately $333 million of reserves associated with these policies, and ALIJ transferred approximately $236 million in cash to the reinsurer as consideration for assuming the reinsurance risk.

For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2026	December 31, 2025
1.125% senior sustainability notes paid March 2026	$0	$400
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	995	995
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	542	542
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	374	382
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	81	83
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	209	213
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	79	80
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	83	85
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	182	186
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	218	223
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	174	178
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	187	191
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	58	59
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	129	131
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	114	116
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	132	134
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	146	149
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	75	76
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	94	97
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	48	49
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	114	116
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	61	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	66	67
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	240	245
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	59	60
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	93	95
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	62	64
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	40	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	55	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	102	104
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	39	40
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	73	74
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	43	45
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	62	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	35	36
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	44	45
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	371	379
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	124	127
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	74	76
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	187	191
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	121	124
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.50% in 2026 and 1.08% in 2025, principal amount ¥11.7 billion)	73	75
Variable interest rate loan due August 2029 (1.60% in 2026 and 1.18% in 2025, principal amount ¥25.3 billion)	158	161
Variable interest rate loan due August 2032 (1.75% in 2026 and 1.33% in 2025, principal amount ¥70.0 billion)	437	446
Finance lease obligations payable through 2031	9	6
Operating lease obligations payable through 2049	77	73
Total notes payable and lease obligations	$7,908	$8,409
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In March 2026, the Parent Company extinguished $400 million of 1.125% senior sustainability notes upon their maturity.
Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $59 million and $49 million for the three-month periods ended March 31, 2026 and 2025, respectively.
Senior Note Facility Agreements
The Parent Company has two separate facility agreements: a 10-year facility agreement (2035 Facility Agreement) with a Delaware trust (2035 Trust) and a 30-year facility agreement (2055 Facility Agreement) with a Delaware trust (2055 Trust). The trusts issued and sold pre-capitalized trust securities in private placements and invested the proceeds in a portfolio of principal and/or interest strips of U.S. Treasury securities (the Strips). These trusts are an off-balance sheet funding arrangement.
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
As of March 31, 2026, the Parent Company had no senior note issuances under these facility agreements. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

A summary of the Company's lines of credit as of March 31, 2026 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 4, 2026	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 13, 2030, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to, at the Company's option, either (a) Tokyo Interbank Market Rate (TIBOR) plus an applicable margin or (b) an alternative TIBOR based on the rate offered by the agent to major banks in yen for the applicable period plus an applicable margin	No later than May 14, 2030	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	February 13, 2031, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar-denominated borrowings or TIBOR for Japanese yen-denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than February 13, 2031	.07% to .15%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's U.S. dollar short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2026	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 1, 2026	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2026	¥50.0 billion	¥0.0 billion	Three-month Japanese yen TIBOR plus 75 basis points per annum	No later than November 27, 2026	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2026	¥50.0 billion	¥0.0 billion	Three-month Japanese yen TIBOR plus 75 basis points per annum	No later than November 27, 2026	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	December 1, 2026	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	December 1, 2026	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	December 1, 2026	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	December 1, 2026	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	December 1, 2026	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	December 1, 2026	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Asset Management LLC(1)	uncommitted revolving	364 days	December 1, 2026	$25 million	$5 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Global Ventures LLC(1)	uncommitted revolving	364 days	December 1, 2026	$2 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2026. No events of default or defaults occurred during the three-month period ended March 31, 2026.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

10.    SHAREHOLDERS’ EQUITY
Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2026	2025
Common stock - issued:
Balance, beginning of period	1,357,909	1,356,763
Exercise of stock options and issuance of restricted shares	853	989
Balance, end of period	1,358,762	1,357,752
Treasury stock:
Balance, beginning of period	839,219	806,799
Purchases of treasury stock:
Share repurchase program	9,013	8,497
Other	353	398
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(160)	(173)
Exercise of stock options	(30)	(41)
Other	(163)	(221)
Balance, end of period	848,232	815,259
Shares outstanding, end of period	510,530	542,493

Share Repurchase Program: During the first three months of 2026, the Company repurchased 9.0 million shares of its common stock for $1.0 billion as part of its share repurchase program. During the first three months of 2025, the Company repurchased 8.5 million shares of its common stock for $900 million as part of its share repurchase program. As of March 31, 2026, a remaining balance of 105.3 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

	Three Months Ended March 31,
(In thousands)	2026	2025
Anti-dilutive share-based awards	269	0

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2026
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2025	$(4,847)	$(1,809)	$(13)	$8,035	$86	$1,452
Other comprehensive income (loss) before reclassification	(114)	(867)	0	1,423	(1)	441
Amounts reclassified from accumulated other comprehensive income (loss)	0	11	(3)	0	0	8
Net current-period other comprehensive income (loss)	(114)	(856)	(3)	1,423	(1)	449
Balance at March 31, 2026	$(4,961)	$(2,665)	$(16)	$9,458	$85	$1,901
All amounts in the table above are net of tax.

Three Months Ended March 31, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	449	(1,225)	1	1,893	33	1,151
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	1	0	(1)	(32)
Net current-period other comprehensive income (loss)	449	(1,257)	2	1,893	32	1,119
Balance at March 31, 2025	$(4,549)	$(1,233)	$(18)	$3,899	$42	$(1,859)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2026
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(14)	Net investment gains (losses)
	3	Tax (expense) or benefit(1)
	$(11)	Net of tax
Unrealized gains (losses) on derivatives	$4	Net investment gains (losses)
	(1)	Tax (expense) or benefit(1)
	$3	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$0	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$(8)	Net of tax
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

The Plan allows for a maximum number of shares issuable over its term of 75 million shares, including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan. As of March 31, 2026, approximately 31.8 million shares were available for future grants under the Plan.

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

The Compensation Committee of the board of directors has the discretion to determine vesting schedules.

Stock Options

The following table provides information on stock options outstanding and exercisable at March 31, 2026.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	229	1.4	$16	$38.48
Exercisable	229	1.4	16	38.48

The Company received cash from the exercise of stock options in the amount of $3 million and $5 million during the first three months of 2026 and 2025, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $27 million in the first three months of 2026, compared with $29 million in the first three months of 2025.

Performance-Based Restricted Stock

In 2026, the Company granted 289 thousand shares of performance-based stock, which are contingent on the achievement of the Company's financial performance metrics and certain market conditions. On the date of grant, the Company estimated the fair value of performance-based restricted stock with market conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% of the initial number of performance-based restricted stock issued, with the potential for no award if the Company's performance goals are not achieved.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based compensation awards.

Restricted Stock

The value of restricted stock is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the three-month period ended March 31, 2026.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2025	1,867	$86.15
Granted in 2026	884	119.95
Canceled in 2026	(12)	100.18
Vested in 2026	(1,064)	74.68
Restricted stock at March 31, 2026	1,675	$102.57

As of March 31, 2026, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock was $97 million, of which $52 million (1.4 million shares) was related to performance-based restricted stock. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

12.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024. In January 2025, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the U.S. defined pension plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in the first quarter of 2025. Effective April 1, 2025, the external insurer began making annuity payments to plan participants, and substantially all of the outstanding benefit obligations under the plan were transferred to the external insurer and/or the Pension Benefit Guaranty Corporation. Therefore, the Company is no longer responsible for those obligations.

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

Pension expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension costs (other than service costs) of $1 million and $57 million for the three-month periods ended March 31, 2026 and 2025, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits
	Japan		U.S.
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$2	$3	$0	$0
Interest cost	2	2	2	8
Expected return on plan assets	(3)	(2)	0	(5)
Amortization of net actuarial (gain) loss	0	0	0	(1)
Settlement (gain) loss	0	0	0	55
Net periodic benefit cost (credit)	$1	$3	$2	$57

During the three months ended March 31, 2026, Aflac Japan contributed approximately $6 million (using the weighted-average Japanese yen/U.S. dollar exchange rate for the three-month period ended March 31, 2026) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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
Cyber Incident

As previously disclosed, the Company identified an incident involving unauthorized access to a limited number of its systems in the U.S. on June 12, 2025. The Company promptly initiated its cybersecurity incident response protocols and believes it contained the unauthorized access within hours. The Company's systems were not affected by ransomware, and the Company remained able to serve its policyholders and underwrite policies, review claims, and otherwise service customers as usual. In December 2025, the Company determined that personal information associated with approximately 22.65 million individuals was involved. The Company remains in communication with regulators and has pending disputes related to the June 2025 incident. The Company believes that the potential amount of loss cannot be reasonably estimated at this time.

Outsourcing Agreements and Other Commitments

In March 2026, the Company renewed an outsourcing agreement with a technology and consulting company that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. The agreement has a remaining term of four years with an aggregate remaining cost of ¥42.7 billion ($267 million using the March 31, 2026 foreign exchange rate).
For additional information on certain outsourcing agreements, see Note 15 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report. For details on certain investment commitments, see the accompanying Note 3.

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

Guaranty fund assessments for the three-month periods ended March 31, 2026 and 2025 were immaterial.

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
The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•difficult conditions in global capital markets and the economy, including inflation
•defaults and credit downgrades of investments
•global fluctuations in interest rates and exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable Japanese yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing interpretations applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems and on successful execution of revenue growth and expense management initiatives
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, and uncertainty regarding the impact of the incident involving unauthorized access to the Company’s network in June 2025
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third-party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, major public health issues, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation or regulatory inquiries
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2026 and 2025, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). In this MD&A, amounts may not foot due to rounding.

This MD&A is divided into the following sections:

EXECUTIVE SUMMARY
Company Overview
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to millions of policyholders and customers in Japan and the United States (U.S.). The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in Japan and the U.S. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Aflac Benefits Solutions, Inc. (ABS), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). The Parent Company, other operating business units that are not individually reportable, reinsurance activities, including reinsurance activity of Aflac Re Bermuda Ltd. (Aflac Re), and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other.
Performance Highlights
Total revenues were $4.3 billion in the first quarter of 2026, compared with $3.4 billion in the first quarter of 2025, primarily due to net investment gains of $49 million in the first quarter of 2026 compared with net investment losses of $963 million in the first quarter of 2025.
Net earnings were $1.0 billion, or $1.98 per diluted share, in the first quarter of 2026, compared with $29 million, or $.05 per diluted share, in the first quarter of 2025.
Net earnings in the first quarter of 2026 included net investment gains of $49 million, compared with net investment losses of $963 million in the first quarter of 2025. Net investment gains in the first quarter of 2026 included $164 million of net gains from certain derivative and foreign currency gains or losses; offset by an increase in credit loss allowances of $61 million; $24 million of impairments; $16 million of net losses from sales and redemptions; and a $14 million loss from a decrease in the fair value of equity securities.
Adjusted earnings(1) in the first quarter of 2026 were $901 million, or $1.75 per diluted share, compared with $906 million, or $1.66 per diluted share, in the first quarter of 2025. The average yen/dollar exchange rate(2) for the three-month period ended March 31, 2026 was 156.87, or 2.8% weaker than the average rate of 152.40 for the same period in 2025. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.02.
Shareholders’ equity was $30.0 billion, or $58.69 per share, at March 31, 2026, compared with $29.5 billion, or $56.85 per share, at December 31, 2025.
Shareholders’ equity at March 31, 2026 included a cumulative increase of $9.5 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $8.0 billion at December 31, 2025, and a net unrealized loss on investment securities and derivatives of $2.7 billion, compared with a net unrealized loss of $1.8 billion at December 31, 2025. Shareholders’ equity at March 31, 2026 also included an unrealized foreign currency translation loss of $5.0 billion, compared with an unrealized foreign currency translation loss of $4.8 billion at December 31, 2025. The annualized return on average shareholders’ equity in the first quarter of 2026 was 13.7%.
Shareholders’ equity excluding accumulated other comprehensive income (adjusted book value(1)) was $28.1 billion, or $54.96 per share, at March 31, 2026, compared with $28.0 billion, or $54.06 per share, at December 31, 2025. Adjusted book value excluding foreign currency remeasurement(1) was $21.8 billion, or $42.71 per share, at March 31, 2026, compared with $22.1 billion, or $42.66 per share, at December 31, 2025. The annualized adjusted return on equity excluding foreign currency remeasurement(1) in the first quarter of 2026 was 16.4%.
In the first three months of 2026, Aflac Incorporated repurchased $1.0 billion, or 9.0 million of its common shares. At March 31, 2026, the Company had 105.3 million remaining shares authorized for repurchase.

(1) See the Results of Operations section of this MD&A for a definition of this non-U.S. GAAP financial measure.
(2) Yen/dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

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
The Company is aware of the exfiltration of certain data including claims information, health information, social security numbers and/or other personal information relating to customers, beneficiaries, employees, agents, and other individuals in the Company’s U.S. business. In December 2025, the Company completed a detailed review of the potentially impacted files and determined that personal information associated with approximately 22.65 million individuals was involved. As of the date of this filing, the Company has completed the notification process to impacted individuals and regulatory authorities as required by applicable laws.
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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2026	2025	2026	2025
Net earnings	$1,019	$29	$1.98	$.05
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(103)	924	(.20)	1.69
Other and non-recurring (income) loss	0	53	.00	.10
Income tax (benefit) expense on items excluded from adjusted earnings	(15)	(100)	(.03)	(.18)
Adjusted earnings	901	906	1.75	1.66
Current period foreign currency impact (2)	8	N/A	.02	N/A
Adjusted earnings excluding current period foreign currency impact	$909	$906	$1.77	$1.66
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

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended March 31,
(In millions)	2026	2025
Net investment (gains) losses	$(49)	$963
Items impacting net investment (gains) losses:
Amortized hedge costs	(15)	(7)
Amortized hedge income	18	30
Net interest income (expense) from derivatives associated with certain investment strategies	(57)	(65)
Impact of interest from derivatives associated with notes payable	0	4
Adjusted net investment (gains) losses	$(103)	$924

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

Certain Derivative and Foreign Currency Activities

The Company's freestanding derivative instruments include:
•Foreign currency forwards
•Foreign currency options
•Foreign currency swaps
•Cross-currency swaps
•Interest rate swaps
•Interest rate swaptions (swaptions)
•Bond purchase commitments

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

In recent periods, the Japanese yen has weakened against the U.S. dollar. Although the Company is unable to predict the timing or extent of future movements of the yen/dollar exchange rate, the Company maintains hedging strategies (see the Hedging Activities section of this MD&A) that are intended to mitigate the impacts of Japanese yen fluctuation on the Company’s financial position and results of operations. See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate” in Item 1A. Risk Factors of the 2025 Annual Report for more information.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 16.8% for the three-month period ended March 31, 2026, compared with 80.3% for the same period in 2025. The combined effective tax rate differs from the U.S. statutory rate primarily due to the exclusion of foreign currency translation gains and losses on certain Aflac Japan U.S. dollar-denominated investments held in the Delaware Statutory Trust.

For additional information, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2025 Annual Report. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Item 1A. Risk Factors of the 2025 Annual Report for more information.

Reconciliation of Book Value to Adjusted Book Value
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted book value excluding foreign currency remeasurement and adjusted book value excluding foreign currency remeasurement per common share to the most directly comparable U.S. GAAP financial measures of book value and book value per common share, respectively.

(In millions, except for share and per-share amounts)	March 31, 2026	December 31, 2025
U.S. GAAP book value	$29,961	$29,490
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,961)	(4,847)
Unrealized gains (losses) on securities and derivatives	(2,681)	(1,822)
Effect of changes in discount rate assumptions	9,458	8,035
Pension liability adjustment	85	86
Total accumulated other comprehensive income	1,901	1,452
Adjusted book value	28,060	28,038
Foreign currency remeasurement gains (losses)	6,253	5,910
Adjusted book value excluding foreign currency remeasurement	21,807	22,128

Number of shares outstanding at end of period	510,530	518,690

U.S. GAAP book value per common share	$58.69	$56.85
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(9.72)	(9.34)
Unrealized gains (losses) on securities and derivatives per common share	(5.25)	(3.51)
Effect of changes in discount rate assumptions per common share	18.53	15.49
Pension liability adjustment per common share	.17	.17
Total accumulated other comprehensive income per common share	3.72	2.80
Adjusted book value per common share	54.96	54.06
Foreign currency remeasurement gains (losses) per common share	12.25	11.39
Adjusted book value excluding foreign currency remeasurement per common share	42.71	42.66

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended March 31,
	2026	2025
U.S. GAAP return on equity - net earnings (1)	13.7%	.4%
Impact of excluding unrealized foreign currency translation gains (losses)	(2.3)	.0
Impact of excluding unrealized gains (losses) on securities and derivatives	(1.1)	.0
Impact of excluding effect of changes in discount rate assumptions	4.2	.0
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	.8	.0
U.S. GAAP return on equity less accumulated other comprehensive income	14.5	.4
Differences between adjusted earnings and net earnings (2)	(1.7)	12.2
Adjusted return on equity - reported	12.8	12.7
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	3.6	2.9
Adjusted return on equity excluding foreign currency remeasurement	16.4	15.6
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

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, reinsurance activities, including reinsurance activity of Aflac Re, and other business activities not included in Aflac Japan or Aflac U.S., as well as intercompany eliminations, are included in Corporate and other. See Item 1. Business in the 2025 Annual Report for a summary of each segment's products and distribution channels.

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
Aflac Japan Summary of Operating Results

	In Dollars		In Yen
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions of dollars and billions of yen)	2026	2025	2026	2025
Net earned premiums (1)	$1,573	$1,681	¥247	¥256
Net investment income: (2)
Yen-denominated investment income	197	224	31	34
U.S. dollar-denominated investment income	409	369	64	56
Net investment income	606	593	95	90
Amortized hedge costs	15	7	2	1
Adjusted net investment income	591	586	93	89
Other income (loss)	8	5	1	1
Total adjusted revenues	2,172	2,272	341	346
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,035	1,130	162	172
Reserve remeasurement (gains) losses	(45)	(25)	(7)	(4)
Total benefits and claims, net	990	1,105	155	169
Adjusted expenses:
Amortization of deferred policy acquisition costs	78	79	12	12
Insurance commissions	95	105	15	16
Insurance and other expenses	250	261	39	40
Total adjusted expenses	423	445	66	68
Total benefits and adjusted expenses	1,413	1,550	222	236
Pretax adjusted earnings	$759	$722	¥119	¥110
Weighted-average yen/dollar exchange rate	156.87	152.40	—	—
Percentage change over previous period:
Net earned premiums	(6.4)%	(7.4)%	(3.8)%	(5.0)%
Adjusted net investment income	.9	(9.6)	4.0	(7.6)
Total adjusted revenues	(4.4)	(8.1)	(1.7)	(5.7)
Total benefits and claims, net	(10.4)	(9.2)	(7.9)	(6.8)
Total adjusted expenses	(4.9)	.0	(2.2)	2.5
Pretax adjusted earnings	5.1	(10.9)	8.3	(8.7)
(1) Includes a gain (loss) of an immaterial amount for the three-month periods ended March 31, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(53) and $(58) for the three-month periods ended March 31, 2026 and 2025, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended March 31, 2026, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥4 billion related to an external reinsurance transaction established in the first quarter of 2026 and approximately ¥3 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income increased primarily due to higher fixed rate income from U.S. dollar-denominated investments and higher variable net investment income.
•Total adjusted revenues decreased primarily due to the decrease in net earned premiums, partially offset by the increase in adjusted net investment income.
•Total benefits and claims decreased primarily reflecting the impact of assumption updates performed in the third quarter of 2025 and higher reserve remeasurement gains.

•Total adjusted expenses decreased primarily due to an increase in the capitalization of deferred policy acquisition costs resulting from higher sales.
•Pretax adjusted earnings increased primarily due to the decreases in total benefits and claims and total adjusted expenses, partially offset by the decrease in total adjusted revenues.

Annualized premiums in force decreased 2.5% to ¥1.17 trillion as of March 31, 2026, compared with ¥1.20 trillion as of March 31, 2025. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into U.S. dollars at respective period-end foreign exchange rates, were $7.3 billion at March 31, 2026, compared with $8.0 billion at March 31, 2025.

As of March 31, 2026, Aflac Japan had approximately 22 million individual policies in force in Japan, including approximately 14 million cancer policies in force.

Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse dual-currency securities (Japanese yen-denominated fixed maturity securities with dollar coupon payments). In years when the Japanese yen strengthens in relation to the U.S. dollar, translating Aflac Japan's U.S. dollar-denominated investment income into Japanese yen lowers growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in Japanese yen terms. In years when the Japanese yen weakens, translating U.S. dollar-denominated investment income into Japanese yen magnifies growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in Japanese yen terms.

The following table illustrates the effect of translating Aflac Japan’s U.S. dollar-denominated investment income and related items into Japanese yen by comparing certain segment results with those that would have been reported had foreign exchange rates remained unchanged from the comparable period in the prior year. Amounts excluding foreign currency impact on U.S. dollar-denominated investment income were determined using the average foreign exchange rate for the comparable prior year period. See non-U.S. GAAP financial measures defined above.
Aflac Japan Percentage Changes Over Previous Period
(Japanese Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months		Three Months
	2026	2025	2026	2025
Adjusted net investment income	4.0%	(7.6)%	1.9%	(9.0)%
Total adjusted revenues	(1.7)	(5.7)	(2.2)	(6.1)
Pretax adjusted earnings	8.3	(8.7)	6.6	(9.8)

The following table presents a summary of operating ratios in Japanese yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in Japanese yen compared to the same period in the previous year.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2026	2025
Total benefits and claims, net	45.6%	48.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.6	3.5
Insurance commissions	4.4	4.6
Insurance and other expenses	11.5	11.5
Total adjusted expenses	19.5	19.6
Pretax adjusted earnings	35.0	31.8
Ratios to total premiums:
Total benefits and claims, net	62.9%	65.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.9	4.7

•For the three-month period ended March 31, 2026, the total benefits and claims to total premiums ratio decreased primarily due to lower benefits reflecting the impact of assumption updates performed in the third quarter of 2025 and higher reserve remeasurement gains.
•For the three-month period ended March 31, 2026, the total adjusted expense ratio decreased slightly primarily due to the decrease in total adjusted expenses, mostly offset by the decrease in total adjusted revenues.
•In total, the pretax adjusted profit margin increased in the three-month period ended March 31, 2026 primarily due to the lower benefit ratio.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of March 31.

	2026	2025
Premium persistency	92.8%	93.8%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2026	2025	2026	2025
New annualized premium sales	$113	$93	¥17.7	¥14.1
Increase (decrease) over prior period	21.7%	10.1%	25.5%	12.6%

The increase in new annualized premium sales on a Japanese yen basis in the first quarter of 2026 was driven primarily by strong sales of Anshin Palette, the new medical insurance product launched in December 2025, as well as Miraito and Tsumitasu.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2026	2025
Cancer	54.1%	59.7%
Medical and other health	23.5	15.3
Life insurance:
Tsumitasu	16.1	17.2
Ordinary life (1)	4.7	5.2
WAYS	.7	1.8
Other	.9	.8
Total	100.0%	100.0%
(1) Includes term life, whole life and child endowment

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and other products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the cancer and medical insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Additionally, the Company believes that sales of first sector products, including Tsumitasu and WAYS, position Aflac Japan for potential future long-term sales opportunities by marketing these products to a younger demographic as well as potential cross-selling opportunities of Aflac Japan's third sector products.

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended March 31.

	2026	2025
Independent corporate and individual	52.4%	52.8%
Affiliated corporate (1)	44.6	43.8
Bank	3.0	3.4
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended March 31, 2026, Aflac Japan recruited 82 new sales agencies. At March 31, 2026, Aflac Japan was represented by approximately 6,200 sales agencies, with approximately 111,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At March 31, 2026, Aflac Japan had agreements to sell its products at 357 banks, approximately 90% of the total number of banks in Japan.

Aflac Japan Investments

The level of investment income in Japanese yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan primarily invests in Japanese yen- and U.S. dollar-denominated investments. Aflac Japan's Japanese yen-denominated investments primarily consist of Japan Government Bonds (JGBs), public and private fixed maturity securities and equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments, loan receivables, and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan invests in both publicly traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency derivatives to economically hedge the foreign currency exchange risk on the fair value of a portion of the U.S. dollar-denominated investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2026	2025
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$258	$4,125
Private placements	127	0
Other fixed maturity securities	150	21
Equity securities	274	157
Other investments	13	10
Total yen-denominated	822	4,313

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	1,027	1,662
Infrastructure debt	10	41
Commercial mortgage and other loans:
Transitional real estate loans	65	11
Middle market loans	267	268
Other loans	41	33
Other investments	85	81
Total U.S. dollar-denominated	1,495	2,096

Other currencies:
Fixed maturity securities:
Infrastructure debt	0	52
Commercial mortgage and other loans:
Other loans	0	26
Other investments	3	1
Total other currencies	3	79
Total Aflac Japan purchases	$2,320	$6,488

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended and as of March 31.

	Three Months
	2026	2025
Total purchases for the period (in millions) (1)	$2,219	$6,396
New money yield (1),(2)	4.97%	3.30%
Return on average invested assets (3)	3.05	3.00
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.30%	3.22%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2026 was primarily due to higher allocations to higher yielding asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2026	2025
Net earned premiums	$1,555	$1,502
Adjusted net investment income (1)	201	202
Other income	23	17
Total adjusted revenues	1,779	1,721
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	770	731
Reserve remeasurement (gains) losses	(36)	(15)
Total benefits and claims, net	734	716
Adjusted expenses:
Amortization of deferred policy acquisition costs	143	137
Insurance commissions	142	135
Insurance and other expenses	397	375
Total adjusted expenses	682	647
Total benefits and adjusted expenses	1,416	1,363
Pretax adjusted earnings	$363	$358
Percentage change over previous period:
Net earned premiums	3.5%	1.8%
Adjusted net investment income	(.5)	(1.9)
Total adjusted revenues	3.4	1.3
Total benefits and claims, net	2.5	4.4
Total adjusted expenses	5.4	(1.7)
Pretax adjusted earnings	1.4	.6
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(5) and $(6) for the three-month periods ended March 31, 2026 and 2025, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended March 31, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales.
•Adjusted net investment income decreased slightly primarily due to lower floating rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims increased primarily due to higher incurred claims for certain group products largely associated with the growth in net earned premiums, partially offset by higher reserve remeasurement gains.
•Total adjusted expenses increased primarily due to higher variable expenses associated with the growth in net earned premiums.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, partially offset by the increases in total adjusted expenses and total benefits and claims.

Annualized premiums in force increased 4.6% to $6.8 billion at March 31, 2026, compared with $6.5 billion at March 31, 2025.

The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same period in the previous year.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2026	2025
Total benefits and claims	41.3%	41.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	8.0
Insurance commissions	8.0	7.8
Insurance and other expenses	22.3	21.8
Total adjusted expenses	38.3	37.6
Pretax adjusted earnings	20.4	20.8
Ratios to total premiums:
Total benefits and claims	47.2%	47.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.2	9.1

•For the three-month period ended March 31, 2026, the total benefits and claims to total premiums ratio decreased primarily due to higher net earned premiums as well as higher reserve remeasurement gains.
•For the three-month period ended March 31, 2026, the total adjusted expense ratio increased primarily due to higher total adjusted expenses associated with the growth in net earned premiums.
•In total, the pretax adjusted profit margin decreased in the three-month period ended March 31, 2026, primarily due to the higher expense ratio, partially offset by the lower benefit ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of March 31.

	2026	2025
Premium persistency	79.3%	79.3%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2026	2025
New annualized premium sales	$318	$309
Increase (decrease) over prior period	2.9%	3.5%

The increase in new annualized premium sales for Aflac U.S. in the first quarter of 2026 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2026	2025
Accident	19.8%	21.1%
Disability	22.0	22.8
Critical care(1)	20.3	21.8
Hospital indemnity	13.5	15.0
Dental/vision	7.7	6.8
Life	16.7	12.5
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the first quarter of 2026, the Aflac U.S. sales force included an average of approximately 5,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2026	2025
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$545	$433
Infrastructure debt	0	2
Equity securities	0	6
Commercial mortgage and other loans:
Transitional real estate loans	6	2
Commercial mortgage loans	13	0
Middle market loans	51	40
Other loans	50	10
Other investments:
Limited partnerships	39	14
Other	15	0
Total U.S. dollar-denominated	719	507

Other currencies:
Other investments	1	0
Total other currencies	1	0
Total Aflac U.S. purchases	$720	$507

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended and as of March 31.

	Three Months
	2026	2025
Total purchases for period (in millions) (1)	$680	$493
New money yield (1),(2)	6.23%	6.61%
Return on average invested assets (3)	4.74	4.80
Portfolio book yield, end of period (1),(2)	5.46%	5.56%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three-month period ended March 31, 2026 was primarily due to lower rates on fixed and floating rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by reinsurance activity and net investment income. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2026	2025
Net earned premiums	$182	$198
Net investment income (loss) (1)	91	96
Amortized hedge income	18	30
Adjusted net investment income	109	126
Other income	1	2
Total adjusted revenues	292	326
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	110	125
Reserve remeasurement (gains) losses	(1)	(1)
Total benefits and claims, net	109	124
Adjusted expenses:
Interest expense	58	45
Other adjusted expenses	125	114
Total adjusted expenses	183	159
Total benefits and adjusted expenses	292	283
Pretax adjusted earnings	$0	$43
Percentage change over previous period:
Net earned premiums	(8.1)%	20.0%
Adjusted net investment income	(13.5)	59.5
Total adjusted revenues	(10.4)	32.0
Total benefits and claims, net	(12.1)	15.9
Total adjusted expenses	15.1	11.2
Pretax adjusted earnings	(100.0)	1533.3
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $5 and $8 for the three-month periods ended March 31, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $7 for the three-month periods ended March 31, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

For the three-month period ended March 31, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims decreased primarily due to reinsurance activity.
•Adjusted net investment income decreased primarily due to lower amortized hedge income.
•Total adjusted revenues decreased primarily due to the decreases in adjusted net investment income and net earned premiums.
•Total adjusted expenses increased primarily due to higher interest expense and higher costs pertaining to business operations.
•Pretax adjusted earnings decreased primarily due to lower total adjusted revenues and higher total adjusted expenses, partially offset by lower total benefits and claims.

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

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2026
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Fixed maturity securities available-for-sale, at fair value	$43,812	$12,535	$6,881	$63,228
Fixed maturity securities held-to-maturity, at amortized cost (1)	15,752	0	0	15,752
Equity securities	640	2	209	851
Commercial mortgage and other loans: (1)
Transitional real estate loans	2,747	603	103	3,453
Commercial mortgage loans	873	563	0	1,436
Middle market loans	3,879	456	0	4,335
Other loans	408	123	15	546
Other investments:
Policy loans	166	39	0	205
Short-term investments (2)	1,688	325	603	2,616
Limited partnerships	3,351	573	302	4,226
Real estate owned	734	119	0	853
Other	0	37	0	37
Investment in affiliate (3)	0	1,156	(1,156)	0
Total investments	74,050	16,531	6,957	97,538
Cash and cash equivalents	2,149	750	2,755	5,654
Total investments and cash	$76,199	$17,281	$9,712	$103,192
(1) Net of allowance for credit losses
(2) Includes securities lending collateral
(3) For consolidated reporting, Aflac U.S.'s investment in Aflac Re is eliminated in Corporate and other.

	December 31, 2025
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

While generally resilient, the Company's investments in TREs and CMLs have been affected by conditions in the commercial real estate market, with a greater impact on mortgages secured by office properties. The Company invested in certain TREs and CMLs that are currently in default of interest or maturity payments. The Company works with the affected borrowers to resolve specific situations through loan continuance with potential modifications, through loan sales, or through the process of foreclosure or deed in lieu of foreclosure. In recent years, the Company has taken possession, through foreclosure or deed in lieu of foreclosure, of certain commercial real estate properties, which secured defaulted loans. Properties acquired by the Company through foreclosure and deed in lieu of foreclosure are reported as real estate owned (REO) in other investments in the Company's consolidated balance sheets.

In the three-month period ended March 31, 2026, the Company did not complete any foreclosure or deed in lieu of foreclosure transactions.

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

The Company also monitors its commercial mortgage and other loan investments internally on an ongoing basis, including a review of loans' credit quality indicators and payment status as current, past due, restructured or under foreclosure. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning credit quality indicators, information on loans that are on nonaccrual status, and REO obtained through foreclosure or deed in lieu of foreclosure. See also Item 1A. Risk Factors in the 2025 Annual Report for a discussion of risk factors associated with the Company's investments.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.5%	1.1%	1.1%
AA	6.6	7.1	6.6	7.1
A	68.7	65.5	69.0	66.0
BBB	21.8	24.2	21.9	24.2
BB or lower	1.5	1.7	1.4	1.6
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2026, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2026.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$31,756	$26,885	$(4,871)
Urban Renaissance Agency	A+	153	84	(69)
JPMorgan Chase & Co.	A+	192	149	(43)
KLM Royal Dutch Airlines	B+	125	84	(41)
Lubrizol Corporation	AA	214	174	(40)
Mitsubishi Estate Co Ltd.	A	125	87	(38)
Prologis LP	A	142	105	(37)
West Japan Railway Company	A+	100	63	(37)
Japan Expressway Holding and Debt	A+	226	189	(37)
Tokyo Gas Co Ltd	A+	94	58	(36)

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

Below-Investment-Grade Investments

	March 31, 2026
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$219	$219	$206	$(13)
Hella KG Hueck and Co.	138	137	125	(12)
Telecom Italia SpA	125	125	157	32
KLM Royal Dutch Airlines	125	125	84	(41)
IKB Deutsche Industriebank AG	81	46	64	18
Anpac Spa (Project Neptune)	37	35	33	(2)
Carbonfree Chile Series A	36	33	30	(3)
Paramount Global	35	27	21	(6)
Amarok Parent LLC	25	22	25	3
Other Issuers	87	86	80	(6)
Subtotal (2)	908	855	825	(30)
High yield corporate bonds	482	375	465	90
Middle market loans	4,306	4,117	4,006	(111)
Grand Total	$5,696	$5,347	$5,296	$(51)
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

	March 31, 2026
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$32,782	$40	$(5,073)	$27,749	40.4%
Municipalities	2,248	84	(237)	2,095	2.8
Mortgage- and asset-backed securities	4,870	250	(83)	5,037	6.0
Public utilities	6,790	526	(335)	6,981	8.4
Electric	5,349	414	(218)	5,546	6.6
Natural Gas	894	62	(87)	868	1.1
Other	547	50	(30)	567	.7
Sovereign and supranational	720	26	(28)	718	.9
Banks/financial institutions	9,162	619	(587)	9,194	11.2
Banking	5,142	335	(320)	5,158	6.3
Insurance	1,870	161	(82)	1,949	2.3
Other	2,150	123	(185)	2,087	2.6
Other corporate	24,636	2,899	(1,312)	26,223	30.3
Basic Industry	2,023	310	(116)	2,219	2.5
Capital Goods	2,926	336	(122)	3,141	3.6
Communications	2,612	426	(97)	2,940	3.2
Consumer Cyclical	1,892	183	(66)	2,009	2.3
Consumer Non-Cyclical	5,768	727	(283)	6,211	7.1
Energy	2,383	410	(27)	2,766	2.9
Other	980	36	(137)	879	1.2
Technology	3,238	217	(187)	3,268	4.0
Transportation	2,814	254	(277)	2,790	3.5
Total fixed maturity securities	$81,208	$4,444	$(7,655)	$77,997	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2026		December 31, 2025
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$65,287	$62,258	$65,522	$63,559
Equity securities	691	691	726	726
Total publicly issued	65,978	62,949	66,248	64,285
Privately issued securities: (2)
Fixed maturity securities (3)	15,921	15,739	15,861	16,038
Equity securities	160	160	161	161
Total privately issued	16,081	15,899	16,022	16,199
Total investment securities	$82,059	$78,848	$82,270	$80,484
(1) Net of allowance for credit losses
(2) Primarily consists of securities held by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	March 31, 2026	December 31, 2025
Privately issued reverse dual-currency securities	$3,134	$3,196
Publicly issued collateral structured as reverse dual-currency securities	876	895
Total reverse dual-currency securities	$4,010	$4,091
Reverse dual-currency securities as a percentage of total investment securities	4.9%	5.0%
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

HEDGING ACTIVITIES
The Company uses derivative contracts to hedge foreign currency exchange risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report for more information about market risk and the Company’s use of derivatives.

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

The following table presents metrics related to the Company's Foreign Currency Exchange Risk Hedge Program, including associated amortized hedge costs/income, for the periods ended March 31. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months
	2026	2025
Aflac Japan:
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.2	$0.2
Amortized hedge income (cost) for period (in millions)	$(7)	$0
FX Options
FX option notional at the end of period (in billions) (1)	$26.0	$24.2
Amortized hedge income (cost) for period (in millions)	$(8)	$(7)
Corporate and other (Parent Company):
FX Forwards
FX forward notional at end of period (in billions) (1)	$2.1	$2.7
Amortized hedge income (cost) for period (in millions)	$18	$30
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0
(1) Notional is reported net of any offsetting positions within Aflac Japan or the Parent Company, respectively.

Amortized hedge costs/income can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, implied volatility, changes in both U.S. and Japan interest rates, and the cross-currency basis. Amortized hedge costs/income have fluctuated in recent periods due to changes in the previously mentioned factors.

Aflac Japan’s U.S. Dollar-Denominated Hedge Program (U.S. Dollar Program)

Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to Japanese yen with foreign currency forwards and options to hedge foreign currency exchange risk. This economically creates Japanese yen assets that match Japanese yen liabilities during the life of the derivative. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan.

	March 31, 2026		December 31, 2025
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$13,164	$15,597	$12,618	$15,075
Equity securities	22	24	22	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	2,747	2,776	2,818	2,849
Commercial mortgage loans	873	804	878	811
Middle market loans (floating rate)	3,879	3,773	3,827	3,751
Other loans	244	243	204	209
Other investments	4,196	4,196	3,136	3,136
Total U.S. Dollar Program	25,125	27,413	23,503	25,855
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,596	2,356	1,632	2,398
Total U.S. dollar-denominated investments in Aflac Japan	$26,721	$29,769	$25,135	$28,253
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments held by Aflac Japan other than the investments in certain consolidated variable interest entities (VIEs) where the instrument is economically converted to Japanese yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign currency exchange risk on certain U.S. dollar-denominated investments held by Aflac Japan and one-sided foreign currency put options to mitigate the risk of a decline in the value of U.S. dollar-denominated assets (in Japanese yen terms) related to extreme foreign exchange rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange rates. As of March 31, 2026, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign currency derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. The following table presents the settlements associated with the Company's foreign currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash inflows (outflows)	$(19)	$(7)

In addition to the U.S. Dollar Program, Aflac Japan utilizes foreign currency forwards to economically hedge the foreign currency exchange risk on certain of its variable-rate investments denominated in other foreign currencies. As of March 31, 2026, the Company had foreign currency forwards on other foreign currency-denominated investments with a fair value of $130 million.

Aflac Japan also utilizes foreign currency swaps to economically hedge the foreign currency exchange risk on certain of its fixed maturity securities denominated in other foreign currencies. As of March 31, 2026, the Company had foreign currency swaps on other foreign currency-denominated investments with a fair value of $47 million.

Enterprise Corporate Hedging Program

The Company has designated certain Japanese yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated Japanese yen-denominated net asset position was partially hedged at $7.0 billion as of March 31, 2026, with hedging instruments comprised of $4.9 billion of Japanese yen-denominated debt and $2.1 billion of foreign currency forwards, compared with $6.8 billion as of December 31, 2025, with hedging instruments comprised of $5.0 billion of Japanese yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the foreign currency exchange effect on the Japanese yen-denominated liabilities and the change in estimated fair value of the derivatives are included in unrealized foreign currency translation gains (losses) in the consolidated statements of comprehensive income (loss). The Company's net investment hedge was effective during the three-month periods ended March 31, 2026 and 2025, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

As part of the Company’s reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company, and may enter into such forwards with third parties, to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and its liabilities, which are mostly denominated in Japanese yen, in order to support and optimize Bermuda Monetary Authority (BMA) capital requirements. For additional information on the Company's reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A and Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2025 Annual Report.

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES
The following table presents policy liabilities by segment and in total.

(In millions)	March 31, 2026	December 31, 2025	% Change
Aflac Japan	$56,025	$59,292	(5.5)%	(1)
Aflac U.S.	11,181	11,378	(1.7)
Corporate and other	4,453	4,088	8.9
Intercompany eliminations (2)	(4,877)	(5,175)	5.8
Total	$66,782	$69,583	(4.0)%
(1) Aflac Japan’s policy liabilities decreased 3.5% in yen during the three months ended March 31, 2026.
(2) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture of a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company's policy liabilities.

BENEFIT PLANS
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the Notes to the Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the three-month periods ended March 31, 2026 and March 31, 2025.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2026 and 2025 were immaterial.

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

The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2026	2025
Management fees paid by subsidiaries	$46	$40
Dividends declared or paid by subsidiaries	503	1,154

The following table details Aflac Japan remittances, which are included in the totals above, for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2026	2025
Aflac Japan management fees paid to Parent Company	$21	$17
Aflac Japan dividends declared or paid to Parent Company (in U.S. dollars)	503	759
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥80.2	¥113.3

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

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends. For additional information, see the Liquidity and Capital Resources section of Item 7. MD&A in the 2025 Annual Report.

In addition to cash and cash equivalents, the Company also maintains senior note facility agreements, credit facilities (both intercompany and with external partners), and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2026. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of March 31, 2026, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on the Company's securities lending and derivative activities. See Note 15 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2025 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.

Consolidated Cash Flows

The Company consistently generates positive cash flows from operations, and has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments in order to meet short-term cash needs.

The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average foreign exchange rates. In periods when the Japanese yen weakens, translating Japanese yen into U.S. dollars causes fewer U.S. dollars to be reported. When the Japanese yen strengthens, translating Japanese yen into U.S. dollars causes more U.S. dollars to be reported.

The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2026	2025
Operating activities	$968	$589
Investing activities	244	(359)
Financing activities	(1,762)	(1,261)
Exchange effect on cash and cash equivalents	(41)	33
Net change in cash and cash equivalents	$(591)	$(998)

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures) as opportunities emerge, of which approximately $298 million has been deployed as of March 31, 2026. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or other investments in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2026, Aflac U.S. borrowed and repaid $112 million under this program. As of March 31, 2026, Aflac U.S. had outstanding borrowings of $532 million reported in its balance sheet.

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

Cash returned to shareholders through treasury stock purchases and dividends was $1.3 billion during the three-month period ended March 31, 2026, compared with $1.2 billion during the three-month period ended March 31, 2025.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2026	2025
Treasury stock purchases	$1,000	$900
Number of shares purchased:
Share repurchase program	9,013	8,497
Other	353	398
Total shares purchased	9,366	8,895
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2026	2025
Stock issued from treasury:
Cash financing	$4	$4
Noncash financing	22	23
Total stock issued from treasury	$26	$27
Number of shares issued	353	435

As of March 31, 2026, a remaining balance of 105.3 million shares of the Company's common stock were available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.61 per share in the first quarter of 2026, compared with $.58 per share in the first quarter of 2025. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2026	2025
Dividends paid in cash	$304	$306
Dividends through issuance of treasury shares	11	11
Total dividends to shareholders	$315	$317

In April 2026, the board of directors declared the second quarter cash dividend of $.61 per share, an increase of 5.2% compared with the same period in 2025. The dividend is payable on June 1, 2026 to shareholders of record at the close of business on May 20, 2026.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as total equity excluding common stock and capital reserves but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the Economic Solvency Ratio (ESR). Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the ESR. Aflac Japan's ESR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing ESR to decline, or in the event of reduced liquidity, the Company has a senior unsecured revolving credit facility in the amount of ¥100 billion as a contingency plan. See Note 9 of the Notes to the Consolidated Financial Statements for additional information. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional reinsurance transactions.

The FSA has introduced an economic value-based solvency regulation as a new prudential regulatory framework for insurance companies, effective from the fiscal year-end of 2025. Under this regulation, assets and liabilities are measured on an economic value basis, and insurers are required to calculate and disclose the ESR as a key indicator of their solvency position. Aflac Japan plans to make its initial disclosure of the ESR as of March 31, 2026, in accordance with this regulation, with the first disclosure scheduled for the end of July 2026.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2026, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

Corporate and Other

Aflac Re is licensed by the BMA as a Class E long-term insurer and is subject to the Bermuda Insurance Act of 1978 (Bermuda Insurance Act). Aflac Re is required to file annual and quarterly returns for its Bermuda Solvency Capital Requirement (BSCR) which utilizes an Economic Balance Sheet (EBS) framework to determine Aflac Re’s Enhanced Capital Requirement (ECR). Aflac Re is also subject to a Minimum Margin of Solvency (MSM) related to its statutory financial statements. The MSM is equal to the greater of $8,000,000; 2% of the first $500,000,000 of assets under management plus 1.5% of the amount by which assets exceed $500,000,000; or 25% of ECR.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits (LFPB), and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the LFPB require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 72% of its liabilities are reported as of March 31, 2026, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the three-month period ended March 31, 2026. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2025 Annual Report.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2025 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2025 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2026, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,860,765		$109.54	1,860,642	112,463,402
February 1 - February 28	3,406,161		114.11	3,059,068	109,404,334
March 1 - March 31	4,099,148		109.23	4,092,944	105,311,390
Total	9,366,074	(1)	$111.07	9,012,654	105,311,390	(2)
(1) During the first three months of 2026, 353,420 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at March 31, 2026, consisted of 5,311,390 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in November 2022 and 100,000,000 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2025.

Item 5.    Other Information

Insider Trading Arrangements

During the first quarter of 2026, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	10.1	-	U.S. Form of Employee Restricted Stock Award Agreement (RSA) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
	10.2	-	U.S. Form of Employee Restricted Stock Award Agreement (RSU) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
	10.3	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
	31.1	-	Certification of CEO dated May 6, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated May 6, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated May 6, 2026, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Cancer policies in force are the number of policies attributable to cancer products currently in force at the end of the period for Aflac Japan. The number of policies increases with new sales and decreases with terminations. Management uses this number to measure the growth in Aflac Japan's cancer product line by policy count

Earnings per basic share is net earnings divided by weighted-average number of shares outstanding for the period.

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

Aflac Incorporated

May 6, 2026	/s/ Max K. Brodén
(Max K. Brodén)
Senior Executive Vice President; Chief Financial Officer

May 6, 2026	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer