Form 10-Q
period 2026-06-30
AFLAC INC
filed 2026-08-07
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 501,343,298 shares of the issuer's common stock were outstanding as of July 28, 2026.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2026	2025	2026	2025
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,252	$3,470	$6,562	$6,851
Net investment income	984	1,081	1,940	2,036
Net investment gains (losses)	(153)	(421)	(104)	(1,384)
Other income (loss)	34	30	65	55
Total revenues	4,117	4,160	8,463	7,558
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	1,898	2,047	3,812	4,033
Reserve remeasurement (gains) losses	(46)	(37)	(128)	(78)
Total benefits and claims, net	1,852	2,010	3,684	3,955
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	218	221	439	437
Insurance commissions	239	251	476	491
Insurance and other expenses	749	804	1,520	1,606
Interest expense	64	52	124	102
Total acquisition and operating expenses	1,270	1,328	2,559	2,636
Total benefits and expenses	3,122	3,338	6,243	6,591
Earnings before income taxes	995	822	2,220	967
Income taxes	170	223	376	339
Net earnings	$825	$599	$1,844	$628
Net earnings per share:
Basic	$1.64	$1.12	$3.63	$1.16
Diluted	1.63	1.11	3.61	1.16
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	504,123	536,688	508,572	540,676
Diluted	505,578	538,425	510,150	542,629
Cash dividends per share	$.61	$.58	$1.22	$1.16
(1) Includes a gain (loss) of an immaterial amount for the three- and six-month periods ended June 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2026	2025	2026	2025
Net earnings	$825	$599	$1,844	$628
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(64)	179	(167)	531
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(358)	(764)	(1,458)	(2,305)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	244	14	258	(26)
Unrealized gains (losses) on derivatives during period	0	1	(4)	3
Effect of changes in discount rate assumptions during period	1,212	2,146	3,013	4,542
Pension liability adjustment during period	(2)	0	(3)	41
Total other comprehensive income (loss) before income taxes	1,032	1,576	1,639	2,786
Income tax expense (benefit) related to items of other comprehensive income (loss)	252	208	410	299
Other comprehensive income (loss), net of income taxes	780	1,368	1,229	2,487
Total comprehensive income (loss)	$1,605	$1,967	$3,073	$3,115
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2026 and 2025, amortized cost $61,810 in 2026 and $62,444 in 2025)	$58,640	$60,485
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $3,380 in 2026 and $2,819 in 2025)	4,208	3,636
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $4 in 2026 and $5 in 2025 (fair value $14,256 in 2026 and $15,476 in 2025)	15,505	16,120
Equity securities, at fair value	925	887
Commercial mortgage and other loans, net of allowance for credit losses of $533 in 2026 and $426 in 2025 (includes $7,509 in 2026 and $7,896 in 2025 of consolidated variable interest entities)	9,354	9,765
Other investments (includes $2,389 in 2026 and $2,320 in 2025 of consolidated variable interest entities)	8,251	6,622
Cash and cash equivalents	6,120	6,245
Total investments and cash	103,003	103,760
Receivables	895	835
Accrued investment income	733	718
Deferred policy acquisition costs	8,948	9,034
Property and equipment, at cost less accumulated depreciation	351	351
Other	2,031	1,772
Total assets	$115,961	$116,470
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$57,181	$62,320
Unpaid policy claims	553	495
Unearned premiums	1,326	1,323
Other policyholders’ funds	5,288	5,445
Total policy liabilities	64,348	69,583
Income taxes	1,589	1,368
Payables for return of cash collateral on loaned securities	7,340	3,989
Notes payable and lease obligations	8,729	8,409
Other	3,643	3,631
Total liabilities	85,649	86,980
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2026 and 2025; issued 1,358,830 shares in 2026 and 1,357,909 shares in 2025	136	136
Additional paid-in capital	3,105	3,024
Retained earnings	56,218	54,682
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(5,048)	(4,847)
Unrealized gains (losses) on fixed maturity securities	(2,753)	(1,809)
Unrealized gains (losses) on derivatives	(16)	(13)
Effect of changes in discount rate assumptions	10,415	8,035
Pension liability adjustment	83	86
Treasury stock, at average cost	(31,828)	(29,804)
Total shareholders’ equity	30,312	29,490
Total liabilities and shareholders’ equity	$115,961	$116,470
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2025	$136	$3,024	$54,682	$1,452	$(29,804)	$29,490
Net earnings	0	0	1,019	0	0	1,019
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(114)	0	(114)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(856)	0	(856)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(3)	0	(3)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,423	0	1,423
Pension liability adjustment during period, net of income taxes	0	0	0	(1)	0	(1)
Dividends to shareholders (1) ($.00 per share)	0	0	1	0	0	1
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	25	0	0	0	25
Purchases of treasury stock	0	0	0	0	(1,051)	(1,051)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2026	$136	$3,064	$55,702	$1,901	$(30,842)	$29,961
Net earnings	0	0	825	0	0	825
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(87)	0	(87)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(88)	0	(88)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	957	0	957
Pension liability adjustment during period, net of income taxes	0	0	0	(2)	0	(2)
Dividends to shareholders (1) ($.61 per share)	0	0	(309)	0	0	(309)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	26	0	0	0	26
Purchases of treasury stock	0	0	0	0	(992)	(992)
Treasury stock reissued	0	13	0	0	6	19
Balance at June 30, 2026	$136	$3,105	$56,218	$2,681	$(31,828)	$30,312
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2026	2025
Cash flows from operating activities:
Net earnings	$1,844	$628
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(32)	(48)
Capitalization of deferred policy acquisition costs	(546)	(503)
Amortization of deferred policy acquisition costs	439	437
Change in policy liabilities	431	(195)
Change in income tax liabilities	(128)	(267)
Net investment (gains) losses	104	1,384
Other, net	(1,032)	(448)
Net cash provided (used) by operating activities	1,080	988
Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities available-for-sale	7,336	7,816
Equity securities	463	240
Fixed maturity securities held-to-maturity	34	2
Commercial mortgage and other loans	1,239	1,075
Costs of investments acquired:
Fixed maturity securities available-for-sale	(9,003)	(9,412)
Equity securities	(457)	(249)
Commercial mortgage and other loans	(914)	(799)
Other investments, net	(1,587)	(1,012)
Settlement of derivatives, net	58	26
Cash received (pledged or returned) as collateral, net	3,673	3,523
Other, net	193	(36)
Net cash provided (used) by investing activities	1,035	1,174
Cash flows from financing activities:
Purchases of treasury stock	(1,984)	(1,729)
Proceeds from borrowings	911	1,039
Principal payments under debt obligations	(400)	0
Dividends paid to shareholders	(603)	(607)
Change in investment-type contracts, net	(138)	(123)
Treasury stock reissued	7	2
Other, net	3	(5)
Net cash provided (used) by financing activities	(2,204)	(1,423)
Effect of foreign exchange rate changes on cash and cash equivalents	(36)	(3)
Net change in cash and cash equivalents	(125)	736
Cash and cash equivalents, beginning of period	6,245	6,229
Cash and cash equivalents, end of period	$6,120	$6,965
Supplemental disclosures of cash flow information:
Income taxes paid	$504	$605
Interest paid	114	92
Noncash interest	10	10
Noncash real estate acquired in satisfaction of debt	0	247
Noncash financing activities:
Lease obligations	32	19
Treasury stock issued for:
Associate stock bonus	11	12
Shareholder dividend reinvestment	21	22
Share-based compensation grants	6	7
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
In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2026 and December 31, 2025, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2026 and 2025, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2026 and 2025 and June 30, 2026 and 2025, and the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).
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

New Accounting Pronouncements

Accounting Pronouncements Pending Adoption

Accounting Standards Update (ASU) 2024-03 Income Statement (Topic 220) - Disaggregation of Income Statement Expenses

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 51% and 54% in the three-month periods and 51% and 54% in the six-month periods ended June 30, 2026 and 2025, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 75% at June 30, 2026, compared with 76% at December 31, 2025.

Information regarding operations by reportable segment and Corporate and other is presented in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,537	$1,761	$3,110	$3,442
Adjusted net investment income	616	699	1,207	1,285
Other income	8	12	16	17
Total adjusted revenue Aflac Japan	2,161	2,472	4,333	4,744
Aflac U.S.:
Net earned premiums	1,539	1,504	3,094	3,006
Adjusted net investment income	208	207	409	409
Other income	24	17	47	34
Total adjusted revenue Aflac U.S.	1,771	1,728	3,550	3,449
Corporate and other (2)	291	336	583	662
Total adjusted revenues	4,223	4,536	8,466	8,855
Net investment gains (losses)	(153)	(421)	(104)	(1,384)
Reconciling items:
Amortized hedge costs	12	11	27	18
Amortized hedge income	(19)	(30)	(37)	(60)
Net interest (income) expense from derivatives associated with certain investment strategies	54	64	111	129
Total revenues	$4,117	$4,160	$8,463	$7,558
(1) Includes a gain (loss) of an immaterial amount for the three- and six-month periods ended June 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $6 and $8 for the three-month periods and $11 and $16 for the six-month periods ended June 30, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $9 for the three-month periods and $10 and $16 for the six-month periods ended June 30, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Adjusted revenues:
Aflac Japan (1)	$2,161	$2,472	$4,333	$4,744
Aflac U.S.	1,771	1,728	3,550	3,449
Corporate and other (2)	291	336	583	662
Total adjusted revenues	4,223	4,536	8,466	8,855
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	1,006	1,186	2,041	2,316
Reserve remeasurement (gains) losses	(23)	(14)	(68)	(39)
Total benefits and claims, net	983	1,172	1,973	2,277
Adjusted expenses:
Amortization of deferred policy acquisition costs	76	85	154	164
Insurance commissions	94	112	189	217
Insurance and other expenses	267	313	517	574
Total benefits and adjusted expenses Aflac Japan	1,420	1,682	2,833	3,232
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	782	736	1,552	1,467
Reserve remeasurement (gains) losses	(20)	(24)	(56)	(39)
Total benefits and claims, net	762	712	1,496	1,428
Adjusted expenses:
Amortization of deferred policy acquisition costs	142	136	285	273
Insurance commissions	145	139	287	274
Insurance and other expenses	352	353	749	728
Total benefits and adjusted expenses Aflac U.S.	1,401	1,340	2,817	2,703
Corporate and other	301	316	593	599
Total adjusted expenses	$3,122	$3,338	$6,243	$6,534
Pretax earnings:
Aflac Japan (1)	$741	$790	$1,500	$1,512
Aflac U.S.	370	388	733	746
Corporate and other (2)	(10)	20	(10)	63
Pretax adjusted earnings	1,101	1,198	2,223	2,321
Other income (loss)	0	0	0	(53)
Net investment gains (losses)	(153)	(421)	(104)	(1,384)
Reconciling items:
Amortized hedge costs	12	11	27	18
Amortized hedge income	(19)	(30)	(37)	(60)
Net interest (income) expense from derivatives associated with certain investment strategies	54	64	111	129
Impact of interest from derivatives associated with notes payable	0	0	0	(4)
Total earnings before income taxes	$995	$822	$2,220	$967
Income taxes applicable to pretax adjusted earnings	$218	$241	$439	$458
Effect of foreign currency translation on after-tax adjusted earnings	(27)	23	(35)	15
(1) Includes a gain (loss) of an immaterial amount for the three- and six-month periods ended June 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $6 and $8 for the three-month periods and $11 and $16 for the six-month periods ended June 30, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $9 for the three-month periods and $10 and $16 for the six-month periods ended June 30, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

Internal Reinsurance: Aflac Re is a Bermuda-domiciled insurer that reinsures certain policies issued by Aflac Japan as well as external parties and is reported as part of Corporate and other. Under the internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $152 million and $178 million for the three-month periods and $310 million and $356 million for the six-month periods ended June 30, 2026 and 2025, respectively, related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see the accompanying Note 8 and Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

Total Assets: The Company's total assets were as follows:

(In millions)	June 30, 2026	December 31, 2025
Assets:
Aflac Japan	$87,121	$88,537
Aflac U.S.	22,968	22,317
Corporate and other	5,872	5,616
Total assets	$115,961	$116,470

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are presented in the following tables.

	June 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$17,381	$0	$29	$4,047	$13,363
Municipalities	826	0	0	183	643
Mortgage- and asset-backed securities	455	0	0	51	404
Public utilities	2,429	0	74	225	2,278
Sovereign and supranational	315	0	6	22	299
Banks/financial institutions	5,298	0	135	599	4,834
Other corporate	5,371	0	253	684	4,940
Total yen-denominated	32,075	0	497	5,811	26,761
U.S. dollar-denominated:
U.S. government and agencies	207	0	1	4	204
Municipalities	1,085	0	81	45	1,121
Mortgage- and asset-backed securities	5,055	0	264	45	5,274
Public utilities	4,297	0	441	116	4,622
Sovereign and supranational	57	0	18	0	75
Banks/financial institutions	3,932	0	479	27	4,384
Other corporate	18,365	0	2,498	583	20,280
Total U.S. dollar-denominated	32,998	0	3,782	820	35,960
Other currencies:
Mortgage- and asset-backed securities	43	0	4	0	47
Public utilities	50	0	4	0	54
Other corporate	24	0	2	0	26
Total other currencies	117	0	10	0	127
Total securities available-for-sale	$65,190	$0	$4,289	$6,631	$62,848

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,063	$0	$41	$3,727	$14,377
Municipalities	856	0	5	145	716
Mortgage- and asset-backed securities	297	0	1	38	260
Public utilities	2,519	0	123	174	2,468
Sovereign and supranational	330	0	7	13	324
Banks/financial institutions	5,382	0	170	477	5,075
Other corporate	5,438	0	357	534	5,261
Total yen-denominated	32,885	0	704	5,108	28,481
U.S. dollar-denominated:
U.S. government and agencies	230	0	2	2	230
Municipalities	1,185	0	83	54	1,214
Mortgage- and asset-backed securities	3,854	0	239	35	4,058
Public utilities	4,292	0	465	107	4,650
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,672	0	518	21	4,169
Other corporate	18,967	0	2,740	597	21,110
Total U.S. dollar-denominated	32,257	0	4,068	816	35,509
Other currencies:
Mortgage- and asset-backed securities	44	0	4	0	48
Public utilities	52	0	4	0	56
Other corporate	25	0	2	0	27
Total other currencies	121	0	10	0	131
Total securities available-for-sale	$65,263	$0	$4,782	$5,924	$64,121

	June 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$14,901	$1	$14,900	$5	$1,209	$13,696
Municipalities	225	0	225	0	20	205
Public utilities	31	0	31	0	5	26
Sovereign and supranational	337	3	334	3	22	315
Other corporate	15	0	15	0	1	14
Total yen-denominated	15,509	4	15,505	8	1,257	14,256
Total securities held-to-maturity	$15,509	$4	$15,505	$8	$1,257	$14,256

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,461	$2	$15,459	$81	$713	$14,827
Municipalities	235	0	235	0	6	229
Public utilities	32	0	32	0	3	29
Sovereign and supranational	381	3	378	6	9	375
Other corporate	16	0	16	0	0	16
Total yen-denominated	16,125	5	16,120	87	731	15,476
Total securities held-to-maturity	$16,125	$5	$16,120	$87	$731	$15,476

	June 30, 2026	December 31, 2025
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$694	$609
U.S. dollar-denominated	231	278
Total equity securities	$925	$887

For additional information on the Company's valuation methodology for fixed maturity and equity securities, see Note 5.

During the first six months of 2026 and 2025, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2026, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$1,882	$2,004
Due after one year through five years	6,851	7,516
Due after five years through 10 years	16,059	16,734
Due after 10 years	34,845	30,869
Mortgage- and asset-backed securities	5,553	5,725
Total fixed maturity securities available-for-sale	$65,190	$62,848
Held-to-maturity:
Due in one year or less	$2	$2
Due after one year through five years	4,491	4,478
Due after five years through 10 years	3,980	3,919
Due after 10 years	7,032	5,857
Total fixed maturity securities held-to-maturity	$15,505	$14,256
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2026			December 31, 2025
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$29,714	$24,612	A+	$32,618	$28,434
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net investment gains and losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$0	$5	$1	$119
Gross losses from sales	(837)	(98)	(978)	(333)
Foreign currency gains (losses)	599	79	725	240
Other investments:
Gross gains (losses) from sales and redemptions	0	11	(2)	12
Total sales and redemptions	(238)	(3)	(254)	38
Equity securities	87	98	73	37
Impairment losses	(11)	(6)	(35)	(6)
Credit losses:
Fixed maturity securities held-to-maturity	0	0	1	0
Commercial mortgage and other loans	(76)	(61)	(126)	(114)
Loan commitments	(1)	2	1	0
Reinsurance recoverables and other	0	1	(14)	1
Total credit losses	(77)	(58)	(138)	(113)
Derivatives and other:
Derivative gains (losses)	(134)	23	(229)	(22)
Foreign currency gains (losses)	220	(475)	479	(1,318)
Total derivatives and other	86	(452)	250	(1,340)
Total net investment gains (losses)	$(153)	$(421)	$(104)	$(1,384)

In the three-month period ended June 30, 2026, the Company did not recognize impairment losses on real estate owned (REO) properties. In the six-month period ended June 30, 2026, the Company recognized impairment losses of $24 million on REO properties classified as held-and-used for the production of income. The impairments were based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO properties of $179 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
In the three-month and six-month periods ended June 30, 2025, the Company recognized impairment losses of $6 million on office-type REO property classified as held-and-used for the production of income. The impairment was based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO property of $12 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
The unrealized holding gains, net of losses, included in net investment gains and losses for the three-month period ended June 30, 2026 that relate to equity securities held at the June 30, 2026 reporting date were $60 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the three-month period ended June 30, 2025 that relate to equity securities held at the June 30, 2025 reporting date were $101 million.

The unrealized holding gains, net of losses, included in net investment gains and losses for the six-month period ended June 30, 2026 that relate to equity securities held at the June 30, 2026 reporting date were $29 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the six-month period ended June 30, 2025 that relate to equity securities held at the June 30, 2025 reporting date were $47 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2026	December 31, 2025
Unrealized gains (losses) on securities available-for-sale	$(2,342)	$(1,142)
Deferred income taxes	(411)	(667)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(2,753)	$(1,809)

Gross Unrealized Loss Aging
The following tables present the fair values and gross unrealized losses of the Company's available-for-sale securities for the periods ended June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2026
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$168	$4	$132	$2	$36	$2
Japan government and agencies:
Yen-denominated	11,520	4,047	4,124	173	7,396	3,874
Municipalities:
U.S. dollar-denominated	623	45	98	5	525	40
Yen-denominated	550	183	302	21	248	162
Mortgage- and asset- backed securities:
U.S. dollar-denominated	1,277	45	962	12	315	33
Yen-denominated	333	51	169	8	164	43
Public utilities:
U.S. dollar-denominated	1,286	116	602	8	684	108
Yen-denominated	1,051	225	289	12	762	213
Sovereign and supranational:
Yen-denominated	254	22	219	9	35	13
Banks/financial institutions:
U.S. dollar-denominated	702	27	553	5	149	22
Yen-denominated	3,335	599	611	34	2,724	565
Other corporate:
U.S. dollar-denominated	5,187	583	2,022	24	3,165	559
Yen-denominated	2,705	684	833	48	1,872	636
Total	$28,991	$6,631	$10,916	$361	$18,075	$6,270

	December 31, 2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$37	$2	$0	$0	$37	$2
Japan government and agencies:
Yen-denominated	13,521	3,727	7,966	692	5,555	3,035
Municipalities:
U.S. dollar-denominated	630	54	8	0	622	54
Yen-denominated	520	145	234	6	286	139
Mortgage- and asset- backed securities:
U.S. dollar-denominated	547	35	217	5	330	30
Yen-denominated	183	38	9	1	174	37
Public utilities:
U.S. dollar-denominated	1,055	107	169	2	886	105
Yen-denominated	838	174	0	0	838	174
Sovereign and supranational:
Yen-denominated	276	13	236	0	40	13
Banks/financial institutions:
U.S. dollar-denominated	252	21	62	0	190	21
Yen-denominated	3,467	477	495	26	2,972	451
Other corporate:
U.S. dollar-denominated	4,535	597	620	5	3,915	592
Yen-denominated	2,395	534	640	33	1,755	501
Total	$28,256	$5,924	$10,656	$770	$17,600	$5,154

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of June 30, 2026. Refer to the Allowance for Credit Losses Methodology section below for additional information.

As of June 30, 2026 and December 31, 2025, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The following table presents the composition of the carrying value for commercial mortgage and other loans by property type as of the periods presented.

	June 30, 2026		December 31, 2025
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial mortgage and other loans:
Transitional real estate loans:
Office	$1,176	11.9%	$1,229	12.1%
Retail	154	1.6	267	2.6
Apartments/Multi-Family	1,350	13.7	1,555	15.3
Industrial	47	.5	75	.7
Hospitality	382	3.9	522	5.1
Other	235	2.4	240	2.4
Total transitional real estate loans	3,344	34.0	3,888	38.2
Commercial mortgage loans:
Office	250	2.5	255	2.5
Retail	172	1.7	217	2.1
Apartments/Multi-Family	499	5.0	539	5.3
Industrial	420	4.2	427	4.2
Other	27	.3	14	.1
Total commercial mortgage loans	1,368	13.7	1,452	14.2
Middle market loans	4,597	46.5	4,404	43.2
Other loans	578	5.8	447	4.4
Total commercial mortgage and other loans	$9,887	100.0%	$10,191	100.0%
Allowance for credit losses	(533)		(426)
Total net commercial mortgage and other loans	$9,354		$9,765

Commercial mortgage loans (CMLs) and transitional real estate loans (TREs) are secured by properties entirely within the U.S. (with the largest concentrations in California (20%), Texas (14%) and Arizona (7%)). Middle market loans (MMLs) are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are relatively short-term floating rate commercial mortgage loans that are secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of June 30, 2026, the Company had $125 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of June 30, 2026, the Company had commitments of approximately $696 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of June 30, 2026, the Company had commitments of approximately $83 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	June 30, 2026
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$2,556	$153	$635	$788	$3,344	$700
Commercial mortgage loans	1,368	0	0	0	1,368	0
Middle market loans	4,490	10	97	107	4,597	97
Other loans	578	0	0	0	578	0
Total	$8,992	$163	$732	$895	$9,887	$797
(1) As of June 30, 2026, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,418	$0	$470	$470	$3,888	$545
Commercial mortgage loans	1,452	0	0	0	1,452	0
Middle market loans	4,263	58	83	141	4,404	98
Other loans	447	0	0	0	447	0
Total	$9,580	$58	$553	$611	$10,191	$643
(1) As of December 31, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.

•For the three-month period ended June 30, 2026, the Company recognized interest income of $1 million on loans that were on nonaccrual status. For the three-month period ended June 30, 2025, the Company recognized no interest income on loans that were on nonaccrual status. For the six-month periods ended June 30, 2026 and 2025, the Company recognized interest income of $7 million and $1 million, respectively, on loans that were on nonaccrual status.

•Of these loans, TREs with an amortized cost of $168 million and $30 million had no credit loss allowance as of June 30, 2026 and December 31, 2025, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost.

•As of June 30, 2026, there were no MMLs on nonaccrual status without an allowance for credit loss. As of December 31, 2025, MMLs with an amortized cost of $36 million, were on nonaccrual status without an allowance for credit loss.
Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first six months of 2026 and 2025. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any allowance for credit loss recorded.

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

Three Months Ended June 30, 2026
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Other-than-insignificant payment delays	$107	3.5%	Delay in payments of three months on average
Term extension and interest rate reduction	149	4.9	Term extension of 24 months on average and reduction in the weighted-average contractual interest rate from 6.6% to 2.2%
Middle market loans:
Term extension	$27	.6%	Term extension of six months on average
(1) Net of allowance for credit losses

Three Months Ended June 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Term extension	$128	3.1%	Term extension of 22 months on average
Term extension and interest rate reduction	152	3.7	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 4.8% to 4.3%
Middle market loans:
Principal forgiveness	$4	.1%	Reduction in the amortized cost basis of $0.3 million
Principal forgiveness and term extension	25	.6	Reduction in the amortized cost basis of $34 million and term extension of 30 months on average
(1) Net of allowance for credit losses

Six Months Ended June 30, 2026
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Other-than-insignificant payment delays	$107	3.5%	Delay in payments of three months on average
Term extension and interest rate reduction	149	4.9	Term extension of 24 months on average and reduction in the weighted-average contractual interest rate from 6.6% to 2.2%
Middle market loans:
Term extension	$27	.6%	Term extension of six months on average
Principal forgiveness and term extension	6	.1	Reduction in the amortized cost basis of $11 million and term extension of 13 months on average
(1) Net of allowance for credit losses

Six Months Ended June 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Term extension	$159	3.9%	Term extension of 20 months on average
Term extension and interest rate reduction	152	3.7	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 4.8% to 4.3%
Middle market loans:
Principal forgiveness	$6	.1%	Reduction in the amortized cost basis of $4 million
Term extension	33	.8	Term extension of six months on average
Other-than-insignificant payment delays	28	.7	Delay in principal and interest payments of 35 months on average
Principal forgiveness and term extension	25	.6	Reduction in the amortized cost basis of $34 million and term extension of 30 months on average
(1) Net of allowance for credit losses
The following tables present an aging of loans that received modifications in the 12 months preceding the periods presented, at amortized cost.

	June 30, 2026
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$149	$46	$89	$135
Middle market loans	70	10	0	0
Total	$219	$56	$89	$135

	June 30, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$592	$0	$60	$60
Middle market loans	106	1	0	0
Total	$698	$1	$60	$60
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of June 30, 2026 and 2025, and subsequently defaulted in the three- and six-month periods ended June 30, 2026 and 2025, were immaterial.

As of June 30, 2026, the Company had no outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification in the current reporting period, compared with $15 million as of December 31, 2025.
Allowance for Credit Losses

The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended June 30, 2026:
Balance at March 31, 2026	$(286)	$(6)	$(163)	$(15)	$(4)	$0	$(474)
(Addition to) release of allowance for credit losses	(29)	0	(46)	(2)	0	0	(77)
Writeoffs, net of recoveries	0	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2026	$(315)	$(6)	$(209)	$(17)	$(4)	$0	$(551)
Three Months Ended June 30, 2025:
Balance at March 31, 2025	$(203)	$(15)	$(150)	$(19)	$(5)	$0	$(392)
(Addition to) release of allowance for credit losses	(45)	3	(19)	2	0	0	(59)
Writeoffs, net of recoveries	5	0	42	0	0	0	47
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2025	$(243)	$(12)	$(127)	$(17)	$(5)	$0	$(404)
Six Months Ended June 30, 2026:
Balance at December 31, 2025	$(277)	$(9)	$(138)	$(17)	$(5)	$0	$(446)
(Addition to) release of allowance for credit losses	(46)	3	(82)	0	1	0	(124)
Writeoffs, net of recoveries	8	0	11	0	0	0	19
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2026	$(315)	$(6)	$(209)	$(17)	$(4)	$0	$(551)
Six Months Ended June 30, 2025:
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(Addition to) release of allowance for credit losses	(73)	2	(43)	0	0	0	(114)
Writeoffs, net of recoveries	29	0	56	0	0	0	85
Change in foreign exchange	0	0	0	0	0	0	0
Balance at June 30, 2025	$(243)	$(12)	$(127)	$(17)	$(5)	$0	$(404)
As of June 30, 2026, the Company identified TREs with an amortized cost of $139 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of June 30, 2026, the Company established an allowance for credit losses of $86 million related to these loans.

As of June 30, 2026, the Company's held-to-maturity portfolio includes Japan Government and Agency securities with an amortized cost of $14.8 billion that meet the requirements for zero-credit-loss expectation and therefore have been excluded from the measurement of the allowance for credit losses.

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

The following tables present as of June 30, 2026 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and key credit quality indicator.

Transitional Real Estate Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$141	$157	$298
60%-69.99%	0	0	0	0	324	304	628
70%-79.99%	0	0	0	14	515	457	986
80% or greater	65	0	0	0	349	1,018	1,432
Total	$65	$0	$0	$14	$1,329	$1,936	$3,344
Current-period gross writeoffs:	$0	$0	$0	$0	$8	$0	$8

Commercial Mortgage Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$35	$11	$0	$31	$0	$1,061	$1,138	2.80
60%-69.99%	13	20	0	0	0	77	110	1.91
70%-79.99%	0	0	0	0	0	72	72	1.45
80% or greater	0	0	12	0	0	36	48	0.87
Total	$48	$31	$12	$31	$0	$1,246	$1,368	2.59
Weighted Average DSCR	1.90	1.83	1.09	2.74	0.00	2.65
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$73	$13	$61	$22	$0	$94	$6	$269
BB	269	355	506	114	296	774	66	2,380
B	49	291	124	46	232	628	45	1,415
CCC	0	25	3	0	34	273	26	361
CC	6	5	2	0	10	81	8	112
C and lower	0	0	0	0	0	53	7	60
Total	$397	$689	$696	$182	$572	$1,903	$158	$4,597
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$11	$0	$11

Other Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Credit Ratings:
A	$20	$0	$0	$0	$60	$0	$0	$80
AA	0	0	0	0	8	3	0	11
BBB	81	37	257	0	24	24	0	423
BB	0	0	0	64	0	0	0	64
Total	$101	$37	$257	$64	$92	$27	$0	$578
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Other Investments

The table below presents the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2026	December 31, 2025
Other investments:
Policy loans	$204	$210
Short-term investments (1)	2,815	1,373
Limited partnerships (2)	4,346	4,109
Real estate owned	847	902
Other	39	28
Total other investments	$8,251	$6,622
(1) Includes securities lending collateral
(2) Includes tax credit investments and asset classes such as private equity and real estate funds
As of June 30, 2026 and December 31, 2025, all REO was classified as held-and-used for the production of income. Depreciation expense on REO was $8 million for each of the three-month periods ended June 30, 2026 and 2025, and $15 million and $14 million for the six-month periods ended June 30, 2026 and 2025, respectively. Additionally, as of June 30, 2026 and December 31, 2025, accumulated depreciation on REO was $53 million and $41 million, respectively.
The Company had $2.8 billion and $3.0 billion in outstanding commitments to fund investments in limited partnerships, which included $2.2 billion and $2.1 billion of unfunded commitments related to variable interest entities (VIEs) that are non-consolidated as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	June 30, 2026	December 31, 2025
Assets: (1)
Fixed maturity securities available-for-sale	$4,208	$3,636
Commercial mortgage and other loans	7,509	7,896
Other investments (2)	2,389	2,320
Other assets (3)	41	45
Total assets of consolidated VIEs	$14,147	$13,897
Liabilities:
Other liabilities (3)	$887	$765
Total liabilities of consolidated VIEs	$887	$765
(1) As of June 30, 2026, the Company's investments in consolidated VIEs also held cash and cash equivalents of $382 million, of which $63 million was restricted.
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

Reinsurance-Related Trust

In connection with an assumed reinsurance transaction, assets transferred by the ceding company were placed in a trust to collateralize the Company's obligations to the ceding company. Cash and other assets placed in the trust continue to be owned by the Company; however, their use is restricted based on the terms of the transaction. The trust is a VIE, and the Company consolidates the trust as its primary beneficiary. As of June 30, 2026, assets held in the trust consisted of available-for-sale securities with a carrying value of $618 million and $6 million of cash and cash equivalents.

VIEs - Not Consolidated
The table below presents the carrying value and balance sheet caption in which the Company's investments in VIEs that are not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

(In millions)	June 30, 2026	December 31, 2025
Assets:
Fixed maturity securities available-for-sale	$7,805	$6,750
Other investments (1)	1,796	1,603
Total investments in VIEs not consolidated	$9,601	$8,353
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
	June 30, 2026				December 31, 2025
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,276	$3,817	$6,093	$0	$1,591	$1,329	$2,920
Public utilities	43	0	0	43	54	0	0	54
Banks/financial institutions	223	0	0	223	150	0	0	150
Other corporate	981	0	0	981	865	0	0	865
Total borrowings	$1,247	$2,276	$3,817	$7,340	$1,069	$1,591	$1,329	$3,989
Gross amount of recognized liabilities for securities lending transactions				$7,340				$3,989
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties no securities collateral at June 30, 2026, compared with $2.2 billion at December 31, 2025, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected in the consolidated balance sheets.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2026, and December 31, 2025, respectively.

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

	June 30, 2026			December 31, 2025
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$6	$18	$0	$5
Total cash flow hedges	18	0	6	18	0	5
Net investment hedge:
Foreign currency forwards	1,627	121	0	1,828	120	0
Total net investment hedge	1,627	121	0	1,828	120	0
Non-qualifying strategies:
Foreign currency swaps	49	1	0	49	0	0
Foreign currency swaps - VIE	3,004	41	881	2,960	45	760
Foreign currency forwards	1,412	3	19	945	0	18
Foreign currency options	9,179	17	59	25,000	0	0
Interest rate swaps	25,950	0	107	36,728	14	189
Total non-qualifying strategies	39,594	62	1,066	65,682	59	967
Total derivatives	$41,239	$183	$1,072	$67,528	$179	$972

Cash Flow Hedge

The Company designates and accounts for certain foreign currency swaps as cash flow hedges when they meet the requirements for hedge accounting. For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. dollar variable rate interest and principal payments to fixed rate Japanese yen interest and principal payments. The remaining maximum length of time over which these cash flows are hedged is approximately three months.

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

Fair Value Hedging Relationships

The following table presents the carrying amounts of (1) assets designated and qualified as hedged items in fair value hedges of interest rate risk and (2) the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of June 30, 2026 and December 31, 2025; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Fixed maturity securities	$1,045	$1,238	$98	$121
(1) The balance includes hedging adjustment on discontinued hedging relationships of $98 in 2026 and $121 in 2025.

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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2026 and 2025, respectively.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,
	2026				2025
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$0		$0	$0	$(1)		$1
Total cash flow hedges	0	0	(1)	0	0	(1)	(1)	1
Net investment hedge:
Non-derivative hedging instruments		0		84		0		(139)
Foreign currency forwards		13		40		26		(81)
Total net investment hedge		13		124		26		(220)
Non-qualifying strategies:
Foreign currency swaps		1				0
Foreign currency swaps - VIE		(98)				30
Foreign currency forwards		(27)				(7)
Foreign currency options		(25)				(14)
Interest rate swaps		(4)				(11)
Forward bond purchase commitment		6				0
Total non-qualifying strategies		(147)				(2)
Total	$0	$(134)		$124	$0	$23		$(219)
(1) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended June 30, 2026, and $1 of losses during the three-month period ended June 30, 2025.

	Six Months Ended June 30,
	2026				2025
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$4		$(4)	$0	$(2)		$3
Total cash flow hedges	0	4	(1)	(4)	0	(2)	(1)	3
Net investment hedge:
Non-derivative hedging instruments		0		189		0		(379)
Foreign currency forwards		24		87		62		(225)
Total net investment hedge		24		276		62		(604)
Non-qualifying strategies:
Foreign currency swaps		2				0
Foreign currency swaps - VIE		(153)				(27)
Foreign currency forwards		(49)				(7)
Foreign currency options		(43)				(19)
Interest rate swaps		(15)				(29)
Forward bond purchase commitment		1				0
Total non-qualifying strategies		(257)				(82)
Total	$0	$(229)		$272	$0	$(22)		$(601)
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of gains reclassified from accumulated other comprehensive income (loss) into earnings during the six-month period ended June 30, 2026, and $2 of losses during the six-month period ended June 30, 2025.
As of June 30, 2026, an immaterial amount of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

As of June 30, 2026, all of the Company's derivative agreement counterparties were investment grade.
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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $957 million and $861 million as of June 30, 2026 and December 31, 2025, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2026, the Company estimates that it would be required to post a maximum of $796 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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
Offsetting of Financial Assets and Derivative Assets

June 30, 2026
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$142	$0	$142	$(20)	$(30)	$(92)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	142	0	142	(20)	(30)	(92)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	41		41				41
Total derivative assets not subject to a master netting agreement or offsetting arrangement	41		41				41
Total derivative assets	183	0	183	(20)	(30)	(92)	41
Securities lending and similar arrangements	7,256	0	7,256	0	0	(7,256)	0
Total	$7,439	$0	$7,439	$(20)	$(30)	$(7,348)	$41

December 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$122	$0	$122	$(1)	$(34)	$(84)	$3
OTC - cleared	12	0	12	(12)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	134	0	134	(13)	(34)	(84)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	45		45				45
Total derivative assets not subject to a master netting agreement or offsetting arrangement	45		45				45
Total derivative assets	179	0	179	(13)	(34)	(84)	48
Securities lending and similar arrangements	3,945	0	3,945	0	0	(3,945)	0
Total	$4,124	$0	$4,124	$(13)	$(34)	$(4,029)	$48

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2026
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$78	$0	$78	$(20)	$(58)	$0	$0
OTC - cleared	107	0	107	0	(22)	(81)	4
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	185	0	185	(20)	(80)	(81)	4
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	887		887				887
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	887		887				887
Total derivative liabilities	1,072	0	1,072	(20)	(80)	(81)	891
Securities lending and similar arrangements	7,340	0	7,340	(7,256)	0	0	84
Total	$8,412	$0	$8,412	$(7,276)	$(80)	$(81)	$975

December 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$19	$0	$19	$(1)	$(17)	$0	$1
OTC - cleared	188	0	188	(12)	(24)	(151)	1
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	207	0	207	(13)	(41)	(151)	2
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	765		765				765
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	765		765				765
Total derivative liabilities	972	0	972	(13)	(41)	(151)	767
Securities lending and similar arrangements	3,989	0	3,989	(3,945)	0	0	44
Total	$4,961	$0	$4,961	$(3,958)	$(41)	$(151)	$811

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

	June 30, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$13,011	$556	$0	$13,567
Municipalities	0	1,764	0	1,764
Mortgage- and asset-backed securities	0	2,972	2,753	5,725
Public utilities	0	6,102	852	6,954
Sovereign and supranational	0	357	17	374
Banks/financial institutions	51	9,163	4	9,218
Other corporate	0	25,111	135	25,246
Total fixed maturity securities	13,062	46,025	3,761	62,848
Equity securities	767	0	158	925
Other investments	2,815	0	0	2,815
Cash and cash equivalents	6,120	0	0	6,120
Other assets:
Foreign currency swaps	0	42	0	42
Foreign currency forwards	0	124	0	124
Foreign currency options	0	17	0	17
Total other assets	0	183	0	183
Total assets	$22,764	$46,208	$3,919	$72,891
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$887	$0	$887
Foreign currency forwards	0	19	0	19
Foreign currency options	0	59	0	59
Interest rate swaps	0	107	0	107
Total liabilities	$0	$1,072	$0	$1,072

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$13,921	$686	$0	$14,607
Municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities	0	6,298	876	7,174
Sovereign and supranational	0	383	19	402
Banks/financial institutions	0	9,235	9	9,244
Other corporate	0	26,239	159	26,398
Total fixed maturity securities	13,921	46,843	3,357	64,121
Equity securities	727	0	160	887
Other investments	1,373	0	0	1,373
Cash and cash equivalents	6,245	0	0	6,245
Other assets:
Foreign currency swaps	0	45	0	45
Foreign currency forwards	0	120	0	120
Interest rate swaps	0	14	0	14
Total other assets	0	179	0	179
Total assets	$22,266	$47,022	$3,517	$72,805
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$765	$0	$765
Foreign currency forwards	0	18	0	18
Interest rate swaps	0	189	0	189
Total liabilities	$0	$972	$0	$972

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2026
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$14,900	$13,576	$120	$0	$13,696
Municipalities	225	0	205	0	205
Public utilities	31	0	26	0	26
Sovereign and supranational	334	0	315	0	315
Other corporate	15	0	14	0	14
Commercial mortgage and other loans	9,354	0	0	9,192	9,192
Other investments (1)	39	0	39	0	39
Total assets	$24,898	$13,576	$719	$9,192	$23,487
Liabilities:
Other policyholders’ funds	$5,288	$0	$0	$5,222	$5,222
Notes payable (excluding leases)	8,643	0	7,396	658	8,054
Total liabilities	$13,931	$0	$7,396	$5,880	$13,276
(1) Excludes policy loans of $204, equity method investments of $4,346, and REO of $847, at carrying value

	December 31, 2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,459	$14,696	$131	$0	$14,827
Municipalities	235	0	229	0	229
Public utilities	32	0	29	0	29
Sovereign and supranational	378	0	375	0	375
Other corporate	16	0	16	0	16
Commercial mortgage and other loans	9,765	0	0	9,617	9,617
Other investments (1)	28	0	28	0	28
Total assets	$25,913	$14,696	$808	$9,617	$25,121
Liabilities:
Other policyholders’ funds	$5,445	$0	$0	$5,376	$5,376
Notes payable (excluding leases)	8,330	0	7,167	682	7,849
Total liabilities	$13,775	$0	$7,167	$6,058	$13,225
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,011	$367	$0	$13,378
Internal	0	189	0	189
Total government and agencies	13,011	556	0	13,567
Municipalities:
Third-party pricing vendor	0	1,616	0	1,616
Internal	0	148	0	148
Total municipalities	0	1,764	0	1,764
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,350	0	2,350
Internal	0	622	0	622
Broker/other	0	0	2,753	2,753
Total mortgage- and asset-backed securities	0	2,972	2,753	5,725
Public utilities:
Third-party pricing vendor	0	3,659	0	3,659
Internal	0	2,443	0	2,443
Broker/other	0	0	852	852
Total public utilities	0	6,102	852	6,954
Sovereign and supranational:
Third-party pricing vendor	0	74	0	74
Internal	0	283	0	283
Broker/other	0	0	17	17
Total sovereign and supranational	0	357	17	374
Banks/financial institutions:
Third-party pricing vendor	0	5,801	0	5,801
Internal	51	3,362	0	3,413
Broker/other	0	0	4	4
Total banks/financial institutions	51	9,163	4	9,218
Other corporate:
Third-party pricing vendor	0	20,441	0	20,441
Internal	0	4,670	0	4,670
Broker/other	0	0	135	135
Total other corporate	0	25,111	135	25,246
Total securities available-for-sale	$13,062	$46,025	$3,761	$62,848
Equity securities, carried at fair value:
Third-party pricing vendor	$767	$0	$0	$767
Internal	0	0	22	22
Broker/other	0	0	136	136
Total equity securities	$767	$0	$158	$925

	June 30, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,576	$120	$0	$13,696
Total government and agencies	13,576	120	0	13,696
Municipalities:
Third-party pricing vendor	0	205	0	205
Total municipalities	0	205	0	205
Public utilities:
Third-party pricing vendor	0	26	0	26
Total public utilities	0	26	0	26
Sovereign and supranational:
Third-party pricing vendor	0	142	0	142
Internal	0	173	0	173
Total sovereign and supranational	0	315	0	315
Other corporate:
Third-party pricing vendor	0	14	0	14
Total other corporate	0	14	0	14
Total securities held-to-maturity	$13,576	$680	$0	$14,256

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,921	$383	$0	$14,304
Internal	0	303	0	303
Total government and agencies	13,921	686	0	14,607
Municipalities:
Third-party pricing vendor	0	1,706	0	1,706
Internal	0	224	0	224
Total municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	1,824	0	1,824
Internal	0	248	0	248
Broker/other	0	0	2,294	2,294
Total mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities:
Third-party pricing vendor	0	3,660	0	3,660
Internal	0	2,638	0	2,638
Broker/other	0	0	876	876
Total public utilities	0	6,298	876	7,174
Sovereign and supranational:
Third-party pricing vendor	0	79	0	79
Internal	0	304	0	304
Broker/other	0	0	19	19
Total sovereign and supranational	0	383	19	402
Banks/financial institutions:
Third-party pricing vendor	0	5,605	0	5,605
Internal	0	3,630	5	3,635
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,235	9	9,244
Other corporate:
Third-party pricing vendor	0	21,294	0	21,294
Internal	0	4,945	20	4,965
Broker/other	0	0	139	139
Total other corporate	0	26,239	159	26,398
Total securities available-for-sale	$13,921	$46,843	$3,357	$64,121
Equity securities, carried at fair value:
Third-party pricing vendor	$727	$0	$0	$727
Internal	0	0	24	24
Broker/other	0	0	136	136
Total equity securities	$727	$0	$160	$887

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$14,696	$131	$0	$14,827
Total government and agencies	14,696	131	0	14,827
Municipalities:
Third-party pricing vendor	0	229	0	229
Total municipalities	0	229	0	229
Public utilities:
Third-party pricing vendor	0	29	0	29
Total public utilities	0	29	0	29
Sovereign and supranational:
Third-party pricing vendor	0	188	0	188
Internal	0	187	0	187
Total sovereign and supranational	0	375	0	375
Other corporate:
Third-party pricing vendor	0	16	0	16
Total other corporate	0	16	0	16
Total securities held-to-maturity	$14,696	$780	$0	$15,476

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended June 30, 2026
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$2,655	$825	$19	$4	$135	$159	$3,797
Net investment gains (losses) included in earnings	12	1	0	0	0	(1)	12
Unrealized gains (losses) included in other comprehensive income (loss)	(16)	(1)	0	0	0	0	(17)
Purchases, issuances, sales and settlements:
Purchases	189	39	0	0	0	0	228
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(141)	(12)	(2)	0	0	0	(155)
Transfers into Level 3	140	0	0	0	0	0	140
Transfers out of Level 3	(86)	0	0	0	0	0	(86)
Balance, end of period	$2,753	$852	$17	$4	$135	$158	$3,919
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$1	$1	$0	$0	$0	$2	$4

Three Months Ended June 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,603	$756	$24	$10	$137	$160	$2,690
Net investment gains (losses) included in earnings	0	0	0	0	0	3	3
Unrealized gains (losses) included in other comprehensive income (loss)	20	14	1	(1)	2	0	36
Purchases, issuances, sales and settlements:
Purchases	175	48	0	0	24	4	251
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(44)	(26)	(2)	0	0	0	(72)
Transfers into Level 3	168	0	0	0	0	0	168
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$1,922	$792	$23	$9	$163	$167	$3,076
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$3	$3

Six Months Ended June 30, 2026
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$2,294	$876	$19	$9	$159	$160	$3,517
Net investment gains (losses) included in earnings	14	5	0	0	6	(3)	22
Unrealized gains (losses) included in other comprehensive income (loss)	(48)	(24)	0	0	(8)	0	(80)
Purchases, issuances, sales and settlements:
Purchases	491	49	0	0	0	1	541
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(171)	(54)	(2)	0	(22)	0	(249)
Transfers into Level 3	259	0	0	0	0	0	259
Transfers out of Level 3	(86)	0	0	(5)	0	0	(91)
Balance, end of period	$2,753	$852	$17	$4	$135	$158	$3,919
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$2	$1	$0	$0	$0	$1	$4

Six Months Ended June 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	0	0	0	0	0	4	4
Unrealized gains (losses) included in other comprehensive income (loss)	30	20	2	(1)	4	0	55
Purchases, issuances, sales and settlements:
Purchases	609	158	0	0	24	7	798
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(56)	(33)	(2)	0	(1)	0	(92)
Transfers into Level 3	183	0	0	0	0	0	183
Transfers out of Level 3	0	0	0	0	(95)	0	(95)
Balance, end of period	$1,922	$792	$23	$9	$163	$167	$3,076
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$4	$4

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2026
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$2,753	Consensus pricing	Offered quotes	86.79	-	104.56	(a)	99.31
Public utilities	852	Discounted cash flow	Credit spreads	100 bps	-	467 bps	(c)	184 bps
Sovereign and supranational	17	Consensus pricing	Offered quotes	N/A			(b)	N/A
Banks/financial institutions	4	Adjusted cost	Private financials	N/A			(d)	N/A
Other corporate	135	Discounted cash flow	Credit spreads	75 bps	-	380 bps	(c)	205 bps
Equity securities	158	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$3,919
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

6.     DEFERRED POLICY ACQUISITION COSTS
The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	June 30, 2026
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2025	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034
Capitalization	168	49	23	1	64	58	75	40	6	62	0	546
Amortization expense	(91)	(45)	(16)	(2)	(73)	(61)	(81)	(40)	(6)	(24)	0	(439)
Foreign currency translation and other	(109)	(67)	(16)	(1)	0	0	0	0	0	0	0	(193)
Balance at June 30, 2026	$2,933	$1,777	$437	$49	$900	$638	$1,349	$463	$87	$315	$0	$8,948

	December 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	357	85	33	3	137	127	162	90	13	98	0	1,105
Amortization expense	(188)	(99)	(33)	(3)	(143)	(122)	(155)	(79)	(12)	(40)	0	(874)
Foreign currency translation and other	20	21	5	(1)	0	0	0	0	0	0	0	45
Balance at December 31, 2025	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034

There were no changes to the inputs, judgments, assumptions or methods used to determine amortization amounts during the six-month periods ended June 30, 2026 and 2025. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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

	June 30, 2026
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Beginning balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(247)	(161)	(38)	(6)	(16)	12	(28)	(6)	(4)	(29)	(55)
Adjusted beginning of period balance	12,954	11,350	4,734	794	2,621	1,738	4,214	1,225	204	1,022	1,780
Issuances	419	165	164	1	169	177	286	130	22	176	588
Interest accrual	171	134	53	7	55	36	89	26	5	23	61
Net premiums collected (1)	(624)	(487)	(353)	(43)	(241)	(202)	(294)	(128)	(19)	(90)	(112)
Foreign currency translation	(467)	(403)	(165)	(27)	0	0	0	0	0	0	0
Other	0	(1)	0	0	(2)	(2)	(2)	(1)	0	(3)	(1)
Ending balance at original discount rate	12,453	10,758	4,433	732	2,602	1,747	4,293	1,252	212	1,128	2,316
Effect of changes in discount rate assumptions	(1,467)	(1,577)	(350)	(96)	(147)	(64)	(352)	(74)	(9)	(40)	171
Balance at June 30, 2026	$10,986	$9,181	$4,083	$636	$2,455	$1,683	$3,941	$1,178	$203	$1,088	$2,487
Present value of expected future policy benefits:
Balance at December 31, 2025	$34,987	$17,692	$20,894	$3,671	$3,184	$2,336	$10,845	$1,955	$438	$2,076	$2,444
Beginning balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in cash flow assumptions	0	0	0	0	0	0	0	0	0	0	0
Effect of actual variances from expected experience	(277)	(187)	(46)	(13)	(40)	9	(46)	(12)	(4)	(39)	(48)
Adjusted beginning of period balance	36,161	21,792	25,670	4,745	3,308	2,410	11,766	2,059	454	2,249	2,256
Issuances	428	169	169	3	174	186	300	136	24	182	595
Interest accrual	602	265	265	43	69	50	256	44	10	48	73
Benefit payments	(1,264)	(485)	(1,080)	(108)	(251)	(238)	(489)	(159)	(30)	(57)	(133)
Foreign currency translation	(1,293)	(782)	(903)	(168)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	34,634	20,959	24,121	4,515	3,300	2,408	11,833	2,080	458	2,422	2,791
Effect of changes in discount rate assumptions	(3,323)	(5,274)	(5,681)	(1,254)	(210)	(98)	(1,146)	(144)	(27)	(243)	167
Balance at June 30, 2026	31,311	15,685	18,440	3,261	3,090	2,310	10,687	1,936	431	2,179	2,958
Net liability for future policy benefits	20,325	6,504	14,357	2,625	635	627	6,746	758	228	1,091	471
Less: reinsurance recoverable	3,920	933	303	0	0	0	0	0	0	29	17
Net liability for future policy benefits after reinsurance recoverable	$16,405	$5,571	$14,054	$2,625	$635	$627	$6,746	$758	$228	$1,062	$454
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	(661)	136	(40)	5	18	(22)	(163)	(8)	(10)	(5)	386
Effect of actual variances from expected experience	(436)	(84)	(62)	(12)	21	20	(2)	16	(10)	(32)	146
Adjusted beginning of period balance	12,911	11,897	4,982	857	2,726	1,724	4,175	1,229	189	939	1,356
Issuances	1,114	253	405	9	295	341	488	211	50	246	571
Interest accrual	364	292	110	16	110	69	177	50	9	42	73
Net premiums collected (1)	(1,379)	(1,076)	(795)	(95)	(487)	(402)	(590)	(255)	(39)	(171)	(138)
Foreign currency translation	193	146	70	13	0	0	0	0	0	0	0
Other	(2)	(1)	0	0	(7)	(6)	(8)	(4)	(1)	(5)	(27)
Ending balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in discount rate assumptions	(994)	(1,162)	(225)	(75)	(112)	(41)	(297)	(60)	(6)	(30)	133
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	(1,130)	108	(101)	74	47	(46)	(219)	(4)	(15)	(17)	399
Effect of actual variances from expected experience	(483)	(102)	(61)	(21)	9	5	(15)	8	(13)	(53)	148
Adjusted beginning of period balance	36,243	21,963	26,168	4,818	3,442	2,425	11,779	2,077	449	2,056	1,840
Issuances	1,138	260	417	14	300	355	503	217	50	254	574
Interest accrual	1,299	564	569	91	138	99	515	87	20	87	97
Benefit payments	(2,723)	(1,044)	(1,753)	(218)	(532)	(478)	(985)	(310)	(61)	(109)	(207)
Foreign currency translation	481	236	315	53	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in discount rate assumptions	(1,451)	(4,287)	(4,822)	(1,087)	(164)	(65)	(967)	(116)	(20)	(212)	140
Balance at December 31, 2025	34,987	17,692	20,894	3,671	3,184	2,336	10,845	1,955	438	2,076	2,444
Net liability for future policy benefits	22,780	7,343	16,347	2,946	659	651	6,900	784	236	1,055	476
Less: reinsurance recoverable	4,406	1,062	0	0	0	0	0	0	0	25	11
Net liability for future policy benefits after reinsurance recoverable	$18,374	$6,281	$16,347	$2,946	$659	$651	$6,900	$784	$236	$1,030	$465
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

June 30, 2026
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.8%	2.5%	2.1%	1.8%	4.1%	4.4%	4.5%	4.5%	4.4%	4.0%	5.5%
Weighted-average interest, current discount rate (1)	4.0%	4.5%	3.6%	4.3%	5.4%	5.2%	5.5%	5.5%	5.4%	5.5%	5.6%
Weighted-average liability duration (years)	12.2	22.7	16.3	15.9	7.9	5.5	10.7	9.0	7.4	13.6	8.2
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

(In millions)	June 30, 2026	December 31, 2025
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$20,325	$22,780
Medical and other health	6,504	7,343
Life insurance	14,357	16,347
Other	2,625	2,946
Aflac U.S.
Accident	635	659
Disability	627	651
Critical care	6,746	6,900
Hospital indemnity	758	784
Dental/vision	228	236
Life insurance	1,091	1,055
Other	471	476
Corporate and other	4,339	4,317
Deferred profit liability	2,065	2,066
Deferred reinsurance gain liability	860	757
Intercompany eliminations (1)	(4,450)	(4,997)
Total	$57,181	$62,320
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

There were no changes to the inputs, judgments, assumptions or methods used in measuring the liability for future policy benefits during the six-month periods ended June 30, 2026 and 2025.

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

Discount rates are determined using upper-medium grade (low credit risk) fixed-income instrument yields that reflect the duration characteristics of the liability. Locked-in discount rates are determined separately for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low credit risk) fixed-income instrument forward curves in the calendar year, where the weights are the annualized premiums issued for each month of the cohort. The single discount rate for each issue-year cohort is determined by solving for a rate that produces an equivalent net premium ratio (NPR) to the forward curve and will remain unchanged after the calendar year of issue.

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

For the discount rates applicable to tenors for which the Japan single-A debt market is not liquid but there is sufficient observable market data and/or the observable market data is available for similar instruments (between 10 and 30 years), the Company estimates tenor-specific single-A credit spreads and applies them to risk-free government rates. Lastly, for the tenors where there is limited or no observable single-A or similar market data or risk-free government rates (beyond 30 years), the discount curve is derived by extrapolation of risk-free rates beyond their last liquid point following the Smith-Wilson method and grading of the estimated forward credit spread anchored by the ultimate forward rate. The ultimate forward rate is based on the economic value-based solvency regime, which is consistent with the International Association of Insurance Supervisors (IAIS) Insurance Capital Standards (ICS), and is adjusted for credit and inflation components.

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

There were no changes to the methods used to determine the discount rates during the six-month periods ended June 30, 2026 and 2025.

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
•For the three- and six-month periods ended June 30, 2026 and 2025, the variance of actual experience from expected experience was primarily due to favorable variances in morbidity assumptions as compared to actual experience.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net earned premiums:
Aflac Japan
Cancer	$796	$885	$1,612	$1,724
Medical and other health	474	557	969	1,086
Life insurance	292	328	590	644
Other	28	33	57	65
Aflac U.S.
Accident	303	309	608	620
Disability	372	354	746	706
Critical care	441	443	885	884
Hospital indemnity	182	183	365	367
Dental/vision	56	52	114	101
Life insurance	196	170	394	339
Other	72	41	135	90
Corporate and other	176	206	358	404
Reinsurance ceded	(136)	(91)	(271)	(179)
Total	$3,252	$3,470	$6,562	$6,851

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest expense:
Aflac Japan
Cancer	$214	$241	$431	$474
Medical and other health	65	69	131	135
Life insurance	104	116	212	230
Other	18	20	36	38
Aflac U.S.
Accident	7	6	14	13
Disability	7	8	14	15
Critical care	84	85	167	170
Hospital indemnity	8	10	18	19
Dental/vision	2	3	5	6
Life insurance	13	12	25	23
Other	6	6	12	12
Total	$528	$576	$1,065	$1,135

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

	June 30, 2026		December 31, 2025
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$49,894	$52,168	$52,505	$54,844
Medical and other health	30,305	33,101	32,757	35,043
Life insurance	10,216	35,461	10,781	37,340
Other	1,245	6,068	1,351	6,419
Aflac U.S.
Accident	8,460	4,591	8,560	4,660
Disability	5,683	3,045	5,697	3,033
Critical care	19,128	19,953	19,182	19,971
Hospital indemnity	4,771	3,038	4,757	3,027
Dental/vision	1,064	656	1,081	657
Life insurance	3,637	4,239	3,326	3,948
Other	4,446	5,033	3,477	4,105
Total	$138,849	$167,353	$143,474	$173,047

	June 30, 2026		December 31, 2025
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$33,155	$31,311	$36,796	$34,987
Medical and other health	19,461	15,685	22,239	17,692
Life insurance	7,885	18,440	8,625	20,894
Other	897	3,261	1,018	3,671
Aflac U.S.
Accident	5,853	3,090	6,002	3,184
Disability	4,393	2,310	4,478	2,336
Critical care	11,773	10,687	11,988	10,845
Hospital indemnity	3,298	1,936	3,333	1,955
Dental/vision	729	431	755	438
Life insurance	2,541	2,179	2,358	2,076
Other	2,630	2,958	2,105	2,444
Total	$92,615	$92,288	$99,697	$100,522

Loss expense as a result of NPR capping for the three- and six-month periods ended June 30, 2026 and 2025 was immaterial.

Other Policyholders' Funds

As of June 30, 2026 and December 31, 2025, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	June 30, 2026	December 31, 2025
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,152	$5,221
Premiums received	43	97
Transfers from WAYS conversions	165	307
Surrenders and withdrawals	(35)	(64)
Benefit payments	(260)	(513)
Interest credited	23	49
Foreign currency translation and other	(183)	55
Fixed annuities account balance, end of period	4,905	5,152
Other deposit type reserves	383	293
Total	$5,288	$5,445
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	June 30, 2026			December 31, 2025
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.2%	$4,905	$4,839	0.5% - 2.2%	$5,152	$5,083
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at June 30, 2026 and December 31, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Earned premiums:
Direct	$3,364	$3,525	$6,785	$6,958
Ceded	(136)	(91)	(271)	(179)
Assumed	24	36	48	72
Net earned premiums	$3,252	$3,470	$6,562	$6,851

Benefits and claims, excluding reserve remeasurement:
Direct	$1,977	$2,097	$3,972	$4,128
Ceded	(100)	(64)	(188)	(120)
Assumed	21	14	28	25
Benefits and claims, excluding reserve remeasurement	1,898	2,047	3,812	4,033
Reserve remeasurement (gains) losses:
Direct	(43)	(37)	(124)	(78)
Ceded	(2)	0	(3)	0
Assumed	(1)	0	(1)	0
Reserve remeasurement (gains) losses	(46)	(37)	(128)	(78)
Total benefits and claims, net	$1,852	$2,010	$3,684	$3,955

The Company reported a deferred reinsurance gain liability related to reinsurance transactions. The remaining consolidated deferred reinsurance gain liability of $282 million and $125 million as of June 30, 2026 and December 31, 2025, respectively, is included in future policy benefits in the consolidated balance sheets and it is being amortized over the expected premium period based on annualized premiums, units in force, or over the remaining expected life of the reinsurance contract based on benefit payments. The amortization is included in benefits and claims in the consolidated statements of earnings.

The Company also reported a reinsurance recoverable with a remaining balance, net of allowance for credit losses of $444 million and $161 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the related allowance for credit losses was $17 million, compared with $4 million as of December 31, 2025. The allowance for credit losses is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s significant reinsurance counterparties. The Company uses external credit ratings focused on these reinsurers' financial strength and credit worthiness. As of June 30, 2026, the Company's significant reinsurance counterparties were rated A+. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

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

For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2026	December 31, 2025
1.125% senior sustainability notes paid March 2026	$0	$400
2.875% senior notes due October 2026	299	299
3.60% senior notes due April 2030	995	995
5.150% senior notes due May 2036	494	0
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	543	542
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	369	382
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	80	83
2.117% senior notes due May 2029 (principal amount ¥3.1 billion)	19	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	205	213
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	77	80
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	82	85
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	180	186
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	215	223
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	172	178
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	184	191
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	57	59
2.802% senior notes due December 2031 (principal amount ¥41.8 billion)	257	0
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	127	131
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	112	116
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	130	134
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	144	149
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	74	76
3.123% senior notes due May 2033 (principal amount ¥13.1 billion)	80	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	93	97
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	47	49
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	112	116
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	60	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	65	67
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	236	245
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	58	60
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	91	95
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	61	64
3.482% senior notes due May 2036 (principal amount ¥7.9 billion)	48	0
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	40	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	54	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	100	104
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	39	40
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	71	74
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	43	45
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	61	63
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	34	36
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	43	45
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	366	379
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	122	127
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	73	76
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	184	191
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	119	124

(continued)

(In millions)	June 30, 2026	December 31, 2025
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.53% in 2026 and 1.08% in 2025, principal amount ¥11.7 billion)	72	75
Variable interest rate loan due August 2029 (1.63% in 2026 and 1.18% in 2025, principal amount ¥25.3 billion)	156	161
Variable interest rate loan due August 2032 (1.78% in 2026 and 1.33% in 2025, principal amount ¥70.0 billion)	430	446
Finance lease obligations payable through 2031	9	6
Operating lease obligations payable through 2049	77	73
Total notes payable and lease obligations	$8,729	$8,409
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.
In May 2026, the Parent Company issued four series of senior notes totaling ¥65.9 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥3.1 billion, bears interest at a fixed rate of 2.117% per annum, payable semiannually, and will mature in May 2029. The second series, which totaled ¥41.8 billion, bears interest at a fixed rate of 2.802% per annum, payable semiannually, and will mature in December 2031. The third series, which totaled ¥13.1 billion, bears interest at a fixed rate of 3.123% per annum, payable semiannually, and will mature in May 2033. The fourth series, which totaled ¥7.9 billion, bears interest at a fixed rate of 3.482% per annum, payable semiannually, and will mature in May 2036. These notes are redeemable at the Parent Company's option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance, or (ii) in whole or in part from time to time, on or after the date that is three months prior to the stated maturity date of the applicable series in the case of the notes maturing in May 2029, December 2031 and May 2033, and on or after the date that is six months prior to the stated maturity date of the applicable series in the case of the notes maturing in May 2036, at a redemption price equal to the aggregate principal amount of the applicable series to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.
In May 2026, the Parent Company issued $500 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 5.150% per annum, payable semiannually, and will mature in May 2036. These notes are redeemable at the Parent Company's option, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted to the redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 15 basis points, less interest accrued to the date of redemption, or (ii) the aggregate principal amount of the notes to be redeemed, plus, in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to the redemption date.
In March 2026, the Parent Company extinguished $400 million of 1.125% senior sustainability notes upon their maturity.
Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $63 million and $51 million for the three-month periods and $122 million and $100 million for the six-month periods ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the Parent Company had no senior note issuances under these facility agreements. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

A summary of the Company's lines of credit as of June 30, 2026 follows:

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
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2026. No events of default or defaults occurred during the six-month period ended June 30, 2026.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

10.    SHAREHOLDERS’ EQUITY
Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2026	2025
Common stock - issued:
Balance, beginning of period	1,357,909	1,356,763
Exercise of stock options and issuance of restricted shares	921	1,027
Balance, end of period	1,358,830	1,357,790
Treasury stock:
Balance, beginning of period	839,219	806,799
Purchases of treasury stock:
Share repurchase program	17,534	16,413
Other	357	402
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(328)	(366)
Exercise of stock options	(42)	(41)
Other	(167)	(226)
Balance, end of period	856,573	822,981
Shares outstanding, end of period	502,257	534,809

Share Repurchase Program: During the first six months of 2026, the Company repurchased 17.5 million shares of its common stock for $2.0 billion as part of its share repurchase program. During the first six months of 2025, the Company repurchased 16.4 million shares of its common stock for $1.7 billion as part of its share repurchase program. As of June 30, 2026, a remaining balance of 96.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Anti-dilutive share-based awards	26	2	148	1

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2026
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2026	$(4,961)	$(2,665)	$(16)	$9,458	$85	$1,901
Other comprehensive income (loss) before reclassification	(87)	(281)	0	957	(1)	588
Amounts reclassified from accumulated other comprehensive income (loss)	0	193	0	0	(1)	192
Net current-period other comprehensive income (loss)	(87)	(88)	0	957	(2)	780
Balance at June 30, 2026	$(5,048)	$(2,753)	$(16)	$10,415	$83	$2,681
All amounts in the table above are net of tax.

Three Months Ended June 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at March 31, 2025	$(4,549)	$(1,233)	$(18)	$3,899	$42	$(1,859)
Other comprehensive income (loss) before reclassification	267	(606)	0	1,695	(1)	1,355
Amounts reclassified from accumulated other comprehensive income (loss)	0	11	1	0	1	13
Net current-period other comprehensive income (loss)	267	(595)	1	1,695	0	1,368
Balance at June 30, 2025	$(4,282)	$(1,828)	$(17)	$5,594	$42	$(491)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2026
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2025	$(4,847)	$(1,809)	$(13)	$8,035	$86	$1,452
Other comprehensive income (loss) before reclassification	(201)	(1,148)	0	2,380	(2)	1,029
Amounts reclassified from accumulated other comprehensive income (loss)	0	204	(3)	0	(1)	200
Net current-period other comprehensive income (loss)	(201)	(944)	(3)	2,380	(3)	1,229
Balance at June 30, 2026	$(5,048)	$(2,753)	$(16)	$10,415	$83	$2,681
All amounts in the table above are net of tax.

Six Months Ended June 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	716	(1,831)	1	3,588	32	2,506
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	2	0	0	(19)
Net current-period other comprehensive income (loss)	716	(1,852)	3	3,588	32	2,487
Balance at June 30, 2025	$(4,282)	$(1,828)	$(17)	$5,594	$42	$(491)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2026
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(244)	Net investment gains (losses)
	51	Tax (expense) or benefit(1)
	$(193)	Net of tax
Unrealized gains (losses) on derivatives	$0	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$(192)	Net of tax
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

(In millions)	Six Months Ended June 30, 2026
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(258)	Net investment gains (losses)
	54	Tax (expense) or benefit(1)
	$(204)	Net of tax
Unrealized gains (losses) on derivatives	$4	Net investment gains (losses)
	(1)	Tax (expense) or benefit(1)
	$3	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$(200)	Net of tax
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

The Plan allows for a maximum number of shares issuable over its term of 75 million shares, including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan. As of June 30, 2026, approximately 31.7 million shares were available for future grants under the Plan.

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

The Compensation Committee of the board of directors has the discretion to determine vesting schedules.

Stock Options

The following table provides information on stock options outstanding and exercisable at June 30, 2026.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	169	1.2	$13	$38.34
Exercisable	169	1.2	13	38.34

The Company received cash from the exercise of stock options in the amount of $5 million during the first six months of both 2026 and 2025. The tax benefit realized as a result of stock option exercises and restricted stock releases was $28 million in the first six months of 2026, compared with $30 million in the first six months of 2025.

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

Restricted Stock

The value of restricted stock is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the six-month period ended June 30, 2026.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2025	1,867	$86.15
Granted in 2026	928	119.68
Canceled in 2026	(18)	101.26
Vested in 2026	(1,093)	75.39
Restricted stock at June 30, 2026	1,684	$102.84

As of June 30, 2026, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock was $82 million, of which $42 million (1.4 million shares) was related to performance-based restricted stock. The Company expects to recognize these amounts over a weighted-average period of approximately 1.6 years. There are no other contractual terms covering restricted stock once vested.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

12.    BENEFIT PLANS
The Company has funded defined benefit plans in Japan and the U.S.; however, future benefits under the U.S. plan were frozen effective January 1, 2024. In January 2025, the Company purchased a nonparticipating single premium group annuity contract from an external insurer to settle its obligations under the U.S. defined pension plan and paid to the insurer the related annuity premium. As a result, the Company recognized a settlement charge of $55 million in the first quarter of 2025. Effective April 1, 2025, the external insurer began making annuity payments to plan participants, and substantially all of the outstanding benefit obligations under the plan were transferred to the external insurer and/or the Pension Benefit Guaranty Corporation. Therefore, the Company is no longer responsible for those obligations. Upon termination of the U.S. defined pension plan, approximately $13 million of excess assets were transferred to the Company's 401(k) plan in 2026.

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

Pension expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension costs (other than service costs) of $2 million and $2 million for the three-month periods and $3 million and $59 million for the six-month periods ended June 30, 2026 and 2025, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits
	Japan		U.S.
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$3	$3	$0	$0
Interest cost	3	2	3	2
Expected return on plan assets	(3)	(2)	0	0
Amortization of net actuarial (gain) loss	(1)	0	0	0
Settlement (gain) loss	0	0	0	0
Net periodic benefit cost (credit)	$2	$3	$3	$2

	Six Months Ended June 30,
	Pension Benefits
	Japan		U.S.
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$5	$6	$0	$0
Interest cost	5	4	5	10
Expected return on plan assets	(6)	(4)	0	(5)
Amortization of net actuarial (gain) loss	(1)	0	0	(1)
Settlement (gain) loss	0	0	0	55
Net periodic benefit cost (credit)	$3	$6	$5	$59
During the six months ended June 30, 2026, Aflac Japan contributed approximately $11 million (using the weighted-average Japanese yen/U.S. dollar exchange rate for the six-month period ended June 30, 2026) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

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
Cyber Incidents
As previously disclosed, the Company identified an incident involving unauthorized access to a limited number of its systems in the U.S. on June 12, 2025. The Company remains in communication with regulators and has pending disputes related to the June 12, 2025 incident. The Company believes that the potential amount of loss cannot be reasonably estimated at this time.

As previously disclosed, on June 30, 2026, Aflac Japan issued a press release announcing that, on June 25, 2026, it had detected an unauthorized third-party had accessed certain Aflac Japan systems. Upon identifying the unauthorized access, Aflac Japan promptly took steps designed to contain the incident and prevent further access, including suspending certain systems. Notwithstanding the suspension of certain systems, Aflac Japan continues to serve its policyholders as it responds to this incident and there was no indication of ransomware. This incident is limited to systems in Japan. The Company’s systems related to its U.S. business were not accessed by the unauthorized third-party. Based on the information currently available, as of the date of this report, the Company believes that the potential amount of loss cannot be reasonably estimated.
Outsourcing Agreements and Other Commitments
In March 2026, the Company renewed an outsourcing agreement with a technology and consulting company that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. The agreement has a remaining term of four years with an aggregate remaining cost of ¥40.1 billion ($247 million using the June 30, 2026 foreign exchange rate).
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
Guaranty fund assessments for the three- and six-month periods ended June 30, 2026 and 2025 were immaterial.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the six-month periods ended June 30, 2026 and 2025, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $4.1 billion in the second quarter of 2026, compared with $4.2 billion in the second quarter of 2025.
Net earnings were $825 million, or $1.63 per diluted share, in the second quarter of 2026, compared with $599 million, or $1.11 per diluted share, in the second quarter of 2025.
Net earnings in the second quarter of 2026 included net investment losses of $153 million, compared with net investment losses of $421 million in the second quarter of 2025. Net investment losses in the second quarter of 2026 included $238 million of net losses from sales and redemptions; an increase in credit loss allowances of $77 million; $11 million of impairments; offset by an $87 million gain from an increase in the fair value of equity securities; and $86 million of net gains from certain derivative and foreign currency gains or losses.
Total revenues were $8.5 billion in the first six months of 2026, compared with $7.6 billion in the first six months of 2025, primarily due to net investment losses of $104 million in the first six months of 2026 compared with net investment losses of $1.4 billion in the first six months of 2025.
Net earnings were $1.8 billion, or $3.61 per diluted share, in the first six months of 2026, compared with $628 million, or $1.16 per diluted share, in the first six months of 2025.
Net earnings in the first six months of 2026 included net investment losses of $104 million, compared with net investment losses of $1.4 billion in the first six months of 2025. Net investment losses in the first six months of 2026 included $254 million of net losses from sales and redemptions; an increase in credit loss allowances of $138 million; $35 million of impairments; offset by $250 million of net gains from certain derivative and foreign currency gains or losses; and a $73 million gain from an increase in the fair value of equity securities.
Adjusted earnings(1) in the second quarter of 2026 were $883 million, or $1.75 per diluted share, compared with $957 million, or $1.78 per diluted share, in the second quarter of 2025. The average yen/dollar exchange rate(2) for the three-month period ended June 30, 2026 was 159.45, or 9.3% weaker than the average rate of 144.60 for the same period in 2025. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.05.
Adjusted earnings(1) in the first six months of 2026 were $1.8 billion, or $3.50 per diluted share, compared with $1.9 billion, or $3.43 per diluted share, in the first six months of 2025. The average yen/dollar exchange rate(2) for the six-month period ended June 30, 2026 was 158.14, or 6.2% weaker than the average rate of 148.32 for the same period in 2025. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.07.
Shareholders’ equity was $30.3 billion, or $60.35 per share, at June 30, 2026, compared with $29.5 billion, or $56.85 per share, at December 31, 2025.
Shareholders’ equity at June 30, 2026 included a cumulative increase of $10.4 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $8.0 billion at December 31, 2025, and a net unrealized loss on investment securities and derivatives of $2.8 billion, compared with a net unrealized loss of $1.8 billion at December 31, 2025. Shareholders’ equity at June 30, 2026 also included an unrealized foreign currency translation loss of $5.0 billion, compared with an unrealized foreign currency translation loss of $4.8 billion at December 31, 2025. The annualized return on average shareholders’ equity in the second quarter of 2026 was 10.9%.

Shareholders’ equity excluding accumulated other comprehensive income (adjusted book value(1)) was $27.6 billion, or $55.01 per share, at June 30, 2026, compared with $28.0 billion, or $54.06 per share, at December 31, 2025. Adjusted book value excluding foreign currency remeasurement(1) was $20.7 billion, or $41.22 per share, at June 30, 2026, compared with $22.1 billion, or $42.66 per share, at December 31, 2025. The annualized adjusted return on equity excluding foreign currency remeasurement(1) in the second quarter of 2026 was 16.6%.
In the first six months of 2026, Aflac Incorporated repurchased $2.0 billion, or 17.5 million of its common shares. At June 30, 2026, the Company had 96.8 million remaining shares authorized for repurchase.

(1) See the Results of Operations section of this MD&A for a definition of this non-U.S. GAAP financial measure.
(2) Yen/dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).
Cyber Incidents
As previously disclosed, the Company identified an incident involving unauthorized access to a limited number of its systems in the U.S. on June 12, 2025 (the June 2025 U.S. Cyber Incident). The Company remains in communication with regulators and other relevant authorities.
Based on the information currently available, as of the date of this report, the Company does not believe that the June 2025 U.S. Cyber Incident is reasonably likely to have a material impact on the Company’s financial condition or results of operations. The Company continues to assess the financial impact of the June 2025 U.S. Cyber Incident, including how much of the financial impact will be covered by insurance. As a result of the June 2025 U.S. Cyber Incident, the Company has incurred certain costs and may, depending on future developments, incur additional costs, including but not limited to: costs to provide credit monitoring, identity theft protection, and Medical Shield to impacted individuals and maintain a call center related to the provision of such services; incident response costs; expenses arising from litigation, governmental investigations, or potential enforcement actions; expenses related to compliance, finance, and legal advisory services; elevated cybersecurity insurance premiums; and costs incurred in meeting evolving legal and regulatory requirements concerning cybersecurity governance, monitoring, and disclosure. Based on the information currently available, as of the date of this report, the Company believes that the potential amount of loss cannot be reasonably estimated.
As previously disclosed, on June 30, 2026, Aflac Japan issued a press release announcing that, on June 25, 2026, it had detected an unauthorized third-party had accessed certain Aflac Japan systems (the June 2026 Japan Cyber Incident). Upon identifying the unauthorized access, Aflac Japan promptly took steps designed to contain the incident and prevent further access, including suspending certain systems. Notwithstanding the suspension of certain systems, Aflac Japan continues to serve its policyholders as it responds to the June 2026 Japan Cyber Incident and there was no indication of ransomware.
Aflac Japan, with assistance from third-party cybersecurity experts, has completed its investigation. Aflac Japan has determined that certain impacted files contain policy and coverage details, personal information, and bank account information. Aflac Japan has notified the Japan Financial Services Agency and other relevant authorities. As of the date of this report, Aflac Japan has completed the notification process to individuals affected by the June 2026 Japan Cyber Incident. Based on the information currently available, as of the date of this report, the Company believes that the potential amount of loss cannot be reasonably estimated.
The June 2026 Japan Cyber Incident is limited to systems in Japan. The Company’s systems related to its U.S. business were not accessed by the unauthorized third-party. At this time, the full scope and potential ultimate impact of the June 2026 Japan Cyber Incident on the Company are not known. Based on the information currently available, as of the date of this report, the Company does not believe that the June 2026 Japan Cyber Incident is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

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

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency derivatives to hedge certain foreign currency exchange risks. These amortized hedge costs/income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight-line basis over the contractual term of the derivative. The Company believes that amortized hedge costs/income measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Net earnings	$825	$599	$1.63	$1.11	$1,844	$628	$3.61	$1.16
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	106	377	.21	.70	3	1,301	.01	2.40
Other and non-recurring (income) loss	0	0	.00	.00	0	53	.00	.10
Income tax (benefit) expense on items excluded from adjusted earnings	(48)	(19)	(.09)	(.04)	(63)	(119)	(.12)	(.22)
Adjusted earnings	883	957	1.75	1.78	1,784	1,863	3.50	3.43
Current period foreign currency impact (2)	27	N/A	.05	N/A	35	N/A	.07	N/A
Adjusted earnings excluding current period foreign currency impact	$910	$957	$1.80	$1.78	$1,819	$1,863	$3.57	$3.43
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

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net investment (gains) losses	$153	$421	$104	$1,384
Items impacting net investment (gains) losses:
Amortized hedge costs	(12)	(11)	(27)	(18)
Amortized hedge income	19	30	37	60
Net interest income (expense) from derivatives associated with certain investment strategies	(54)	(64)	(111)	(129)
Impact of interest from derivatives associated with notes payable	0	0	0	4
Adjusted net investment (gains) losses	$106	$377	$3	$1,301

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 17.0% for the three-month period ended June 30, 2026, compared with 27.0% for the same period in 2025. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 16.9% for the six-month period ended June 30, 2026, compared with 35.0% for the same period in 2025. The combined effective tax rate differs from the U.S. statutory rate primarily due to the exclusion of foreign currency translation gains and losses on Aflac Japan U.S. dollar-denominated investments held in the Delaware Statutory Trust.

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

(In millions, except for share and per-share amounts)	June 30, 2026	December 31, 2025
U.S. GAAP book value	$30,312	$29,490
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(5,048)	(4,847)
Unrealized gains (losses) on securities and derivatives	(2,769)	(1,822)
Effect of changes in discount rate assumptions	10,415	8,035
Pension liability adjustment	83	86
Total accumulated other comprehensive income	2,681	1,452
Adjusted book value	27,631	28,038
Foreign currency remeasurement gains (losses)	6,927	5,910
Adjusted book value excluding foreign currency remeasurement	$20,704	$22,128

Number of shares outstanding at end of period	502,257	518,690

U.S. GAAP book value per common share	$60.35	$56.85
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(10.05)	(9.34)
Unrealized gains (losses) on securities and derivatives per common share	(5.51)	(3.51)
Effect of changes in discount rate assumptions per common share	20.74	15.49
Pension liability adjustment per common share	.17	.17
Total accumulated other comprehensive income per common share	5.34	2.80
Adjusted book value per common share	55.01	54.06
Foreign currency remeasurement gains (losses) per common share	13.79	11.39
Adjusted book value excluding foreign currency remeasurement per common share	$41.22	$42.66

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended June 30,
	2026	2025
U.S. GAAP return on equity - net earnings (1)	10.9%	9.0%
Impact of excluding unrealized foreign currency translation gains (losses)	(2.0)	(1.5)
Impact of excluding unrealized gains (losses) on securities and derivatives	(1.1)	(.5)
Impact of excluding effect of changes in discount rate assumptions	3.9	1.6
Impact of excluding pension liability adjustment	.0	.0
Impact of excluding accumulated other comprehensive income	.9	(.4)
U.S. GAAP return on equity less accumulated other comprehensive income	11.9	8.6
Differences between adjusted earnings and net earnings (2)	.8	5.1
Adjusted return on equity - reported	12.7	13.7
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	3.9	2.9
Adjusted return on equity excluding foreign currency remeasurement	16.6	16.6
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
Aflac Japan Summary of Operating Results

	In Dollars				In Yen
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions of dollars and billions of yen)	2026	2025	2026	2025	2026	2025	2026	2025
Net earned premiums (1)	$1,537	$1,761	$3,110	$3,442	¥245	¥255	¥492	¥511
Net investment income: (2)
Yen-denominated investment income	190	246	387	470	30	36	61	70
U.S. dollar-denominated investment income	438	464	847	833	70	67	134	123
Net investment income	628	710	1,234	1,303	100	103	195	193
Amortized hedge costs	12	11	27	18	2	2	4	3
Adjusted net investment income	616	699	1,207	1,285	98	101	191	190
Other income (loss)	8	12	16	17	1	2	3	3
Total adjusted revenues	2,161	2,472	4,333	4,744	345	357	685	704
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	1,006	1,186	2,041	2,316	161	172	323	344
Reserve remeasurement (gains) losses	(23)	(14)	(68)	(39)	(4)	(2)	(11)	(6)
Total benefits and claims, net	983	1,172	1,973	2,277	157	169	312	338
Adjusted expenses:
Amortization of deferred policy acquisition costs	76	85	154	164	12	12	24	24
Insurance commissions	94	112	189	217	15	16	30	32
Insurance and other expenses	267	313	517	574	42	45	82	85
Total adjusted expenses	437	509	860	954	70	74	136	142
Total benefits and adjusted expenses	1,420	1,682	2,833	3,232	226	243	448	480
Pretax adjusted earnings	$741	$790	$1,500	$1,512	¥118	¥114	¥237	¥224
Weighted-average yen/dollar exchange rate	159.45	144.60	158.14	148.32	—	—	—	—
Percentage change over previous period:
Net earned premiums	(12.7)%	2.7%	(9.6)%	(2.5)%	(3.7)%	(4.8)%	(3.8)%	(4.9)%
Adjusted net investment income	(11.9)	(3.6)	(6.1)	(6.5)	(2.9)	(10.5)	.4	(9.1)
Total adjusted revenues	(12.6)	1.0	(8.7)	(3.6)	(3.6)	(6.2)	(2.6)	(6.0)
Total benefits and claims, net	(16.1)	2.1	(13.4)	(3.7)	(7.5)	(5.3)	(7.7)	(6.0)
Total adjusted expenses	(14.1)	17.0	(9.9)	8.4	(5.6)	8.9	(4.0)	5.7
Pretax adjusted earnings	(6.2)	(8.6)	(.8)	(9.7)	3.4	(15.0)	5.8	(12.1)
(1) Includes a gain (loss) of an immaterial amount for the three- and six-month periods ended June 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(49) and $(59) for the three-month periods and $(102) and $(117) for the six-month periods ended June 30, 2026 and 2025, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended June 30, 2026, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥4 billion related to an external reinsurance transaction established in the first quarter of 2026 and approximately ¥3 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income decreased primarily due to lower call income and lower U.S. dollar-denominated floating rate income, partially offset by higher income on U.S. dollar-denominated assets due to the weakening of the yen and higher fixed rate income from U.S. dollar-denominated investments.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily reflecting the impact of annual cash flow assumption updates performed in the third quarter of 2025 and higher reserve remeasurement gains.
•Total adjusted expenses decreased primarily due to an increase in the capitalization of deferred policy acquisition costs.
•Pretax adjusted earnings increased primarily due to the decreases in total benefits and claims and total adjusted expenses, partially offset by the decrease in total adjusted revenues.

For the six-month period ended June 30, 2026, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥8 billion related to an external reinsurance transaction established in the first quarter of 2026 and approximately ¥7 billion from limited-pay products reaching premium paid-up status.
•Adjusted net investment income increased slightly primarily due to higher fixed rate income from U.S. dollar-denominated investments and higher income on U.S. dollar-denominated assets due to the weakening of the yen, mostly offset by lower U.S. dollar-denominated floating rate income and lower call income.
•Total adjusted revenues decreased primarily due to the decrease in net earned premiums.
•Total benefits and claims decreased primarily reflecting the impact of annual cash flow assumption updates performed in the third quarter of 2025 and higher reserve remeasurement gains.
•Total adjusted expenses decreased primarily due to an increase in the capitalization of deferred policy acquisition costs.
•Pretax adjusted earnings increased primarily due to the decreases in total benefits and claims and total adjusted expenses, partially offset by the decrease in total adjusted revenues.

Annualized premiums in force decreased 2.7% to ¥1.16 trillion as of June 30, 2026, compared with ¥1.19 trillion as of June 30, 2025. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into U.S. dollars at respective period-end foreign exchange rates, were $7.2 billion at June 30, 2026, compared with $8.2 billion at June 30, 2025.

As of June 30, 2026, Aflac Japan had approximately 22 million individual policies in force in Japan, including approximately 14 million cancer policies in force.

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
Aflac Japan Percentage Changes Over Previous Period
(Japanese Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Adjusted net investment income	(2.9)%	(10.5)%	.4%	(9.1)%	(9.4)%	(6.1)%	(4.1)%	(7.4)%
Total adjusted revenues	(3.6)	(6.2)	(2.6)	(6.0)	(5.4)	(4.9)	(3.9)	(5.5)
Pretax adjusted earnings	3.4	(15.0)	5.8	(12.1)	(2.1)	(11.5)	2.2	(10.7)

The following table presents a summary of operating ratios in Japanese yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in Japanese yen compared to the same periods in the previous year.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2026	2025	2026	2025
Total benefits and claims, net	45.5%	47.4%	45.5%	48.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.6	3.4	3.6	3.4
Insurance commissions	4.3	4.5	4.4	4.6
Insurance and other expenses	12.3	12.7	11.9	12.1
Total adjusted expenses	20.2	20.6	19.8	20.1
Pretax adjusted earnings	34.3	32.0	34.6	31.9
Ratios to total premiums:
Total benefits and claims, net	64.0%	66.5%	63.4%	66.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.0	4.8	5.0	4.7

•For the three- and six-month periods ended June 30, 2026, the total benefits and claims to total premiums ratio decreased primarily due to lower benefits reflecting the impact of annual cash flow assumption updates performed in the third quarter of 2025 and higher reserve remeasurement gains. For the full year of 2026, the Company now expects Aflac Japan to generate a benefit ratio at the high end of the range of 60% to 63%, excluding the annual actuarial assumption review in the third quarter.
•For the three- and six-month periods ended June 30, 2026, the total adjusted expense ratio decreased primarily due to the decrease in total adjusted expenses, mostly offset by the decrease in total adjusted revenues.
•In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2026 primarily due to the lower benefit ratio.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of June 30.

	2026	2025
Premium persistency	92.7%	93.7%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2026	2025	2026	2025	2026	2025	2026	2025
New annualized premium sales	$123	$143	$235	$236	¥19.6	¥20.7	¥37.3	¥34.8
Increase (decrease) over prior period	(14.3)%	32.8%	(.2)%	23.0%	(5.6)%	23.2%	7.0%	18.7%

The decrease in new annualized premium sales on a Japanese yen basis in the second quarter of 2026 primarily reflects a high prior-year sales baseline for Miraito cancer insurance following its launch in March 2025, partially offset by strong growth in the refreshed Tsumitasu savings-type life insurance product and Anshin Palette, the new medical insurance product launched in December 2025. The increase in new annualized premium sales on a Japanese yen basis in the first six months of 2026 was driven primarily by strong sales of Tsumitasu and Anshin Palette.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2026	2025	2026	2025
Cancer	55.2%	73.0%	54.7%	67.6%
Medical and other health	17.8	10.9	20.5	12.7
Life insurance:
Tsumitasu	22.0	11.1	19.2	13.6
Ordinary life (1)	3.8	3.4	4.3	4.1
WAYS	.5	1.1	.6	1.4
Other	.7	.5	.7	.6
Total	100.0%	100.0%	100.0%	100.0%
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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended June 30.

	2026	2025
Independent corporate and individual	50.0%	46.8%
Affiliated corporate (1)	47.3	50.4
Bank	2.7	2.8
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended June 30, 2026, Aflac Japan recruited 139 new sales agencies. At June 30, 2026, Aflac Japan was represented by approximately 6,200 sales agencies, with approximately 111,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At June 30, 2026, Aflac Japan had agreements to sell its products at 356 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$2,394	$482	$2,652	$4,608
Private placements	45	0	172	0
Other fixed maturity securities	129	126	279	147
Equity securities	182	81	457	238
Other investments	13	7	25	17
Total yen-denominated	2,763	696	3,585	5,010
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	1,258	1,437	2,284	3,100
Infrastructure debt	10	75	20	116
Collateralized loan obligations	0	74	0	74
Commercial mortgage and other loans:
Transitional real estate loans	4	15	69	26
Middle market loans	292	254	559	522
Other loans	28	48	69	80
Other investments	79	111	164	192
Total U.S. dollar-denominated	1,671	2,014	3,165	4,110
Other currencies:
Fixed maturity securities:
Infrastructure debt	0	0	0	52
Private placements	0	0	0	1
Other fixed maturity securities	0	66	0	66
Commercial mortgage and other loans:
Other loans	10	0	10	26
Other investments	1	4	4	4
Total other currencies	11	70	14	149
Total Aflac Japan purchases	$4,445	$2,780	$6,764	$9,269

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended and as of June 30.

	Three Months		Six Months
	2026	2025	2026	2025
Total purchases for the period (in millions) (1)	$4,352	$2,658	$6,571	$9,056
New money yield (1),(2)	4.19%	5.26%	4.45%	3.85%
Return on average invested assets (3)	3.18	3.38	3.12	3.19
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.39%	3.26%	3.39%	3.26%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended June 30, 2026 was primarily due to higher allocations to lower yielding asset classes. The increase in the Aflac Japan new money yield in the six-month period ended June 30, 2026 was primarily due to higher Japanese yen interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net earned premiums	$1,539	$1,504	$3,094	$3,006
Adjusted net investment income (1)	208	207	409	409
Other income	24	17	47	34
Total adjusted revenues	1,771	1,728	3,550	3,449
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	782	736	1,552	1,467
Reserve remeasurement (gains) losses	(20)	(24)	(56)	(39)
Total benefits and claims, net	762	712	1,496	1,428
Adjusted expenses:
Amortization of deferred policy acquisition costs	142	136	285	273
Insurance commissions	145	139	287	274
Insurance and other expenses	352	353	749	728
Total adjusted expenses	639	628	1,321	1,275
Total benefits and adjusted expenses	1,401	1,340	2,817	2,703
Pretax adjusted earnings	$370	$388	$733	$746
Percentage change over previous period:
Net earned premiums	2.3%	3.4%	2.9%	2.6%
Adjusted net investment income	.5	(5.0)	.0	(3.5)
Total adjusted revenues	2.5	2.6	2.9	1.9
Total benefits and claims, net	7.0	4.7	4.8	4.6
Total adjusted expenses	1.8	1.1	3.6	(.3)
Pretax adjusted earnings	(4.6)	1.3	(1.7)	.9
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(5) and $(6) for the three-month periods and $(10) and $(12) for the six-month periods ended June 30, 2026 and 2025, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended June 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales and continued strong persistency.
•Adjusted net investment income was relatively flat.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims increased primarily due to higher incurred claims for certain group products largely associated with the growth in net earned premiums.
•Total adjusted expenses increased primarily due to higher variable expenses associated with the growth in net earned premiums.
•Pretax adjusted earnings decreased primarily due to the increases in total benefits and claims and total adjusted expenses, partially offset by the increase in total adjusted revenues.

For the six-month period ended June 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales and continued strong persistency.
•Adjusted net investment income was relatively flat.
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
•Pretax adjusted earnings decreased primarily due to the increases in total benefits and claims and total adjusted expenses, partially offset by the increase in total adjusted revenues.

Annualized premiums in force increased 4.5% to $6.8 billion at June 30, 2026, compared with $6.5 billion at June 30, 2025.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same periods in the previous year.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2026	2025	2026	2025
Total benefits and claims	43.0%	41.2%	42.1%	41.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	7.9	8.0	7.9
Insurance commissions	8.2	8.0	8.1	7.9
Insurance and other expenses	19.9	20.4	21.1	21.1
Total adjusted expenses	36.1	36.3	37.2	37.0
Pretax adjusted earnings	20.9	22.5	20.6	21.6
Ratios to total premiums:
Total benefits and claims	49.5%	47.3%	48.4%	47.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.2	9.0	9.2	9.1

•For the three- and six-month periods ended June 30, 2026, the total benefits and claims to total premiums ratio increased primarily due to higher incurred claims for certain group products largely associated with the growth in net earned premiums.
•For the three- and six-month periods ended June 30, 2026, the total adjusted expense ratio remained relatively stable compared with the corresponding prior year periods.
•In total, the pretax adjusted profit margin decreased in the three- and six-month periods ended June 30, 2026, primarily due to the higher benefit ratio.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of June 30.

	2026	2025
Premium persistency	79.4%	79.2%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2026	2025	2026	2025
New annualized premium sales	$349	$340	$667	$649
Increase (decrease) over prior period	2.6%	2.7%	2.8%	3.1%

The increase in new annualized premium sales for Aflac U.S. in the second quarter and first six months of 2026 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2026	2025	2026	2025
Accident	18.2%	19.0%	19.0%	20.0%
Disability	26.3	27.7	24.2	25.3
Critical care(1)	17.2	21.8	18.7	21.8
Hospital indemnity	11.8	11.9	12.6	13.3
Dental/vision	7.5	6.5	7.6	6.7
Life	19.0	13.1	17.9	12.9
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the second quarter of 2026, the Aflac U.S. sales force included an average of approximately 5,100 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$482	$184	$1,027	$606
Infrastructure debt	103	13	103	25
Collateralized loan obligations	0	25	0	25
Equity securities	0	9	0	15
Commercial mortgage and other loans:
Transitional real estate loans	1	5	7	7
Commercial mortgage loans	35	0	48	0
Middle market loans	56	49	106	89
Other loans	2	42	52	52
Other investments:
Limited partnerships	18	59	60	73
Other	14	0	28	0
Total U.S. dollar-denominated	711	386	1,431	892
Other currencies:
Other investments	0	1	0	1
Total other currencies	0	1	0	1
Total Aflac U.S. purchases	$711	$387	$1,431	$893

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended and as of June 30.

	Three Months		Six Months
	2026	2025	2026	2025
Total purchases for period (in millions) (1)	$693	$327	$1,371	$819
New money yield (1),(2)	6.37%	6.97%	6.30%	6.75%
Return on average invested assets (3)	4.98	4.94	4.96	4.92
Portfolio book yield, end of period (1),(2)	5.51%	5.57%	5.51%	5.57%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three- and six-month periods ended June 30, 2026 was primarily due to lower rates on fixed rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by reinsurance activity, adjusted net investment income and impacts from changes in the foreign currency exchange rate. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net earned premiums	$176	$206	$358	$404
Net investment income (loss) (1)	95	98	186	194
Amortized hedge income	19	30	37	60
Adjusted net investment income	114	128	223	254
Other income	1	2	2	4
Total adjusted revenues	291	336	583	662
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	108	126	218	251
Reserve remeasurement (gains) losses	(2)	0	(3)	(1)
Total benefits and claims, net	106	126	215	250
Adjusted expenses:
Interest expense	62	51	120	96
Other adjusted expenses	133	139	258	253
Total adjusted expenses	195	190	378	349
Total benefits and adjusted expenses	301	316	593	599
Pretax adjusted earnings	$(10)	$20	$(10)	$63
Percentage change over previous period:
Net earned premiums	(14.6)%	32.9%	(11.4)%	26.3%
Adjusted net investment income	(10.9)	40.7	(12.2)	50.3
Total adjusted revenues	(13.4)	34.9	(11.9)	33.2
Total benefits and claims, net	(15.9)	34.0	(14.0)	24.4
Total adjusted expenses	2.6	43.9	8.3	26.9
Pretax adjusted earnings	(150.0)	(13.0)	(115.9)	200.0
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $6 and $8 for the three-month periods and $11 and $16 for the six-month periods ended June 30, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $9 for the three-month periods and $10 and $16 for the six-month periods ended June 30, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

For the three-month period ended June 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims decreased primarily due to reinsurance-related impacts.
•Adjusted net investment income decreased primarily due to lower short-term income and lower amortized hedge income, partially offset by higher fixed rate income.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total adjusted expenses increased primarily due to higher interest expense.
•Pretax adjusted earnings decreased primarily due to lower adjusted net investment income, higher interest expense, and reinsurance-related impacts.

For the six-month period ended June 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums and total benefits and claims decreased primarily due to reinsurance-related impacts.
•Adjusted net investment income decreased primarily due to lower amortized hedge income and lower short-term income, partially offset by higher fixed rate income.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total adjusted expenses increased primarily due to higher interest expense.
•Pretax adjusted earnings decreased primarily due to lower adjusted net investment income, higher interest expense, and reinsurance-related impacts.

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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2026
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Fixed maturity securities available-for-sale, at fair value	$42,962	$12,500	$7,386	$62,848
Fixed maturity securities held-to-maturity, at amortized cost (1)	15,505	0	0	15,505
Equity securities	715	2	208	925
Commercial mortgage and other loans: (1)
Transitional real estate loans	2,396	530	103	3,029
Commercial mortgage loans	772	590	0	1,362
Middle market loans	3,904	484	0	4,388
Other loans	437	123	15	575
Other investments:
Policy loans	163	41	0	204
Short-term investments (2)	2,181	307	327	2,815
Limited partnerships	3,468	584	294	4,346
Real estate owned	727	120	0	847
Other	0	39	0	39
Investment in affiliate (3)	0	1,260	(1,260)	0
Total investments	73,230	16,580	7,073	96,883
Cash and cash equivalents	1,965	1,105	3,050	6,120
Total investments and cash	$75,195	$17,685	$10,123	$103,003
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

In the six-month period ended June 30, 2026, the Company did not complete any foreclosure or deed in lieu of foreclosure transactions.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.4%	1.1%	1.1%
AA	7.0	7.5	6.6	7.1
A	69.0	65.8	69.0	66.0
BBB	21.4	23.9	21.9	24.2
BB or lower	1.3	1.4	1.4	1.6
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2026, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2026.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$29,714	$24,612	$(5,102)
Urban Renaissance Agency	A+	150	79	(71)
JPMorgan Chase & Co.	A+	186	140	(46)
Japan Expressway Holding and Debt	A+	222	180	(42)
Mitsubishi Estate Co Ltd.	A	123	84	(39)
West Japan Railway Company	A+	99	61	(38)
Prologis LP	A	140	102	(38)
Tokyo Gas Co Ltd	A+	93	55	(38)
KLM Royal Dutch Airlines	B+	123	87	(36)
SNCF Reseau	AA-	68	34	(34)
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

Below-Investment-Grade Investments

	June 30, 2026
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$216	$216	$212	$(4)
Hella KGAA Hueck & Co Mtn	135	135	132	(3)
Telecom Italia SpA	123	123	153	30
KLM Royal Dutch Airlines	123	123	87	(36)
IKB Deutsche Industriebank AG	80	46	63	17
Carbonfree Chile Series B	54	50	46	(4)
Anpac Spa (Proeject Neptune)	37	34	33	(1)
Paramount Global	35	26	23	(3)
Amarok Parent LLC	25	22	25	3
Other Issuers	84	83	77	(6)
Subtotal (2)	912	858	851	(7)
High yield corporate bonds	233	198	230	32
Middle market loans	4,295	4,062	3,991	(71)
Grand Total	$5,440	$5,118	$5,072	$(46)
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

	June 30, 2026
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$32,488	$35	$(5,260)	$27,263	40.3%
Municipalities	2,136	81	(248)	1,969	2.6
Mortgage- and asset-backed securities	5,553	268	(96)	5,725	6.9
Public utilities	6,807	519	(346)	6,980	8.5
Electric	5,390	403	(225)	5,568	6.7
Natural Gas	874	64	(89)	849	1.1
Other	543	52	(32)	563	.7
Sovereign and supranational	706	27	(44)	689	.9
Banks/financial institutions	9,230	614	(626)	9,218	11.3
Banking	5,189	336	(353)	5,172	6.3
Insurance	1,798	152	(90)	1,860	2.2
Other	2,243	126	(183)	2,186	2.8
Other corporate	23,775	2,753	(1,268)	25,260	29.5
Basic Industry	1,978	295	(109)	2,164	2.4
Capital Goods	2,776	310	(107)	2,979	3.4
Communications	2,490	400	(103)	2,787	3.1
Consumer Cyclical	1,861	163	(58)	1,966	2.3
Consumer Non-Cyclical	5,375	674	(267)	5,782	6.7
Energy	2,548	432	(26)	2,954	3.2
Other	1,012	28	(156)	884	1.3
Technology	3,086	211	(156)	3,141	3.8
Transportation	2,649	240	(286)	2,603	3.3
Total fixed maturity securities	$80,695	$4,297	$(7,888)	$77,104	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2026		December 31, 2025
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$64,544	$61,248	$65,522	$63,559
Equity securities	766	766	726	726
Total publicly issued	65,310	62,014	66,248	64,285
Privately issued securities: (2)
Fixed maturity securities (3)	16,151	15,856	15,861	16,038
Equity securities	159	159	161	161
Total privately issued	16,310	16,015	16,022	16,199
Total investment securities	$81,620	$78,029	$82,270	$80,484
(1) Net of allowance for credit losses
(2) Primarily consists of securities held by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	June 30, 2026	December 31, 2025
Privately issued reverse dual-currency securities	$3,089	$3,196
Publicly issued collateral structured as reverse dual-currency securities	862	895
Total reverse dual-currency securities	$3,951	$4,091
Reverse dual-currency securities as a percentage of total investment securities	4.8%	5.0%
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

The following table presents metrics related to the Company's Foreign Currency Exchange Risk Hedge Program, including associated amortized hedge costs/income, for the periods ended June 30. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months		Six Months
	2026	2025	2026	2025
Aflac Japan:
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.4	$0.6	$1.4	$0.6
Amortized hedge income (cost) for period (in millions)	$(8)	$(3)	$(15)	$(3)
FX Options
FX option notional at the end of period (in billions) (1)	$9.2	$25.0	$9.2	$25.0
Amortized hedge income (cost) for period (in millions)	$(4)	$(8)	$(12)	$(15)
Corporate and other (Parent Company):
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.6	$1.9	$1.6	$1.9
Amortized hedge income (cost) for period (in millions)	$19	$30	$37	$60
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0	$0	$0
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

	June 30, 2026		December 31, 2025
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$13,229	$15,581	$12,618	$15,075
Equity securities	22	24	22	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	2,396	2,426	2,818	2,849
Commercial mortgage loans	772	704	878	811
Middle market loans (floating rate)	3,904	3,841	3,827	3,751
Other loans	269	265	204	209
Other investments	4,790	4,790	3,136	3,136
Total U.S. Dollar Program	25,382	27,631	23,503	25,855
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,613	2,408	1,632	2,398
Total U.S. dollar-denominated investments in Aflac Japan	$26,995	$30,039	$25,135	$28,253
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments held by Aflac Japan other than the investments in certain consolidated variable interest entities (VIEs) where the instrument is economically converted to Japanese yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign currency exchange risk on certain U.S. dollar-denominated investments held by Aflac Japan and one-sided foreign currency put options to mitigate the risk of a decline in the value of U.S. dollar-denominated assets (in Japanese yen terms) related to extreme foreign exchange rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange rates. As of June 30, 2026, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign currency derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. The following table presents the settlements associated with the Company's foreign currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net cash inflows (outflows)	$(36)	$(10)	$(55)	$(16)

In addition to the U.S. Dollar Program, Aflac Japan utilizes foreign currency forwards to economically hedge the foreign currency exchange risk on certain of its variable-rate investments denominated in other foreign currencies. As of June 30, 2026, the Company had foreign currency forwards on other foreign currency-denominated investments with a fair value of $129 million.

Aflac Japan also utilizes foreign currency swaps to economically hedge the foreign currency exchange risk on certain of its fixed maturity securities denominated in other foreign currencies. As of June 30, 2026, the Company had foreign currency swaps on other foreign currency-denominated investments with a fair value of $46 million.

Enterprise Corporate Hedging Program

The Company has designated certain Japanese yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated Japanese yen-denominated net asset position was partially hedged at $6.9 billion as of June 30, 2026, with hedging instruments comprised of $5.3 billion of Japanese yen-denominated debt and $1.6 billion of foreign currency forwards, compared with $6.8 billion as of December 31, 2025, with hedging instruments comprised of $5.0 billion of Japanese yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the foreign currency exchange effect on the Japanese yen-denominated liabilities and the change in estimated fair value of the derivatives are included in unrealized foreign currency translation gains (losses) in the consolidated statements of comprehensive income (loss). The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2026 and 2025, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES
The following table presents policy liabilities by segment and in total.

(In millions)	June 30, 2026	December 31, 2025	% Change
Aflac Japan	$53,557	$59,292	(9.7)%	(1)
Aflac U.S.	11,231	11,378	(1.3)
Corporate and other	4,189	4,088	2.5
Intercompany eliminations (2)	(4,629)	(5,175)	10.6
Total	$64,348	$69,583	(7.5)%
(1) Aflac Japan’s policy liabilities decreased 6.3% in yen during the six months ended June 30, 2026.
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the six-month periods ended June 30, 2026 and June 30, 2025.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and six-month periods ended June 30, 2026 and 2025 were immaterial.

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

The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2026	2025
Management fees paid by subsidiaries	$91	$87
Dividends declared or paid by subsidiaries	1,543	2,567

The following table details Aflac Japan remittances, which are included in the totals above, for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2026	2025
Aflac Japan management fees paid to Parent Company	$41	$39
Aflac Japan dividends declared or paid to Parent Company (in U.S. dollars)	1,478	2,018
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥238.1	¥296.3

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

In addition to cash and cash equivalents, the Company also maintains senior note facility agreements, credit facilities (both intercompany and with external partners), and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. Additionally, in June 2026, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue various types of securities, in one or more series, from time to time until June 2029. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2026. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of June 30, 2026, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on the Company's securities lending and derivative activities. See Note 9 of the Notes to the Consolidated Financial Statements for information on pre-capitalized trust securities sold in private placements, the proceeds of which are invested in portfolios of principal and/or interest strips of U.S. Treasury securities, as an off-balance sheet funding arrangement. See Note 15 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2025 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2026	2025
Operating activities	$1,080	$988
Investing activities	1,035	1,174
Financing activities	(2,204)	(1,423)
Exchange effect on cash and cash equivalents	(36)	(3)
Net change in cash and cash equivalents	$(125)	$736

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures) as opportunities emerge, of which approximately $230 million has been deployed as of June 30, 2026. The deployed amount excludes investments transferred to Aflac Japan that are no longer included in this commitment. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or other investments in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2026, Aflac U.S. borrowed and repaid $362 million under this program. As of June 30, 2026, Aflac U.S. had outstanding borrowings of $567 million reported in its balance sheet.

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

Cash returned to shareholders through treasury stock purchases and dividends was $2.6 billion during the six-month period ended June 30, 2026, compared with $2.3 billion during the six-month period ended June 30, 2025.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2026	2025
Treasury stock purchases	$1,984	$1,729
Number of shares purchased:
Share repurchase program	17,534	16,413
Other	357	402
Total shares purchased	17,891	16,815

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2026	2025
Stock issued from treasury:
Cash financing	$7	$2
Noncash financing	38	41
Total stock issued from treasury	$45	$43
Number of shares issued	537	633

As of June 30, 2026, a remaining balance of 96.8 million shares of the Company's common stock were available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.61 per share in the second quarter of 2026, compared with $.58 per share in the second quarter of 2025. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2026	2025
Dividends paid in cash	$603	$607
Dividends through issuance of treasury shares	21	22
Total dividends to shareholders	$624	$629

In August 2026, the board of directors declared the third quarter cash dividend of $.61 per share, an increase of 5.2% compared with the same period in 2025. The dividend is payable on September 1, 2026 to shareholders of record at the close of business on August 19, 2026.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by the Companies Act of Japan in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is defined as total equity excluding common stock and capital reserves but reduced by net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the Economic Solvency Ratio (ESR). Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the ESR. Aflac Japan's ESR is sensitive to interest rate, credit spread, and foreign exchange rate changes; therefore, the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing ESR to decline, or in the event of reduced liquidity, the Company has a senior unsecured revolving credit facility in the amount of ¥100 billion as a contingency plan. See Note 9 of the Notes to the Consolidated Financial Statements for additional information. Additionally, subject to market conditions, the Company expects that it could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards or execute additional reinsurance transactions.

The FSA has introduced an economic value-based solvency regulation as a new prudential regulatory framework for insurance companies, effective from the fiscal year-end of 2025. Under this regulation, assets and liabilities are measured on an economic value basis, and insurers are required to calculate and disclose the ESR as a key indicator of their solvency position. In accordance with this regulation, Aflac Japan made its initial disclosure of the ESR as of March 31, 2026 in July 2026.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2026, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits (LFPB), and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the LFPB require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 92% of the Company's assets and 69% of its liabilities are reported as of June 30, 2026, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the six-month period ended June 30, 2026. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2025 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2026, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,860,765		$109.54	1,860,642	112,463,402
February 1 - February 28	3,406,161		114.11	3,059,068	109,404,334
March 1 - March 31	4,099,148		109.23	4,092,944	105,311,390
April 1 - April 30	1,861,571		113.16	1,861,571	103,449,819
May 1 - May 31	3,502,591		115.47	3,501,545	99,948,274
June 1 - June 30	3,160,391		116.67	3,158,294	96,789,980
Total	17,890,627	(1)	$113.14	17,534,064	96,789,980	(2)
(1) During the first six months of 2026, 356,563 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at June 30, 2026, consisted of 96,789,980 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2025.

Item 5.    Other Information

Insider Trading Arrangements

During the second quarter of 2026, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	4.1	-	Forty-Seventh Supplemental Indenture, dated as of May 14, 2026, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.150% Senior Note due 2036) – incorporated by reference from Form 8-K dated May 14, 2026, Exhibit 4.1.
	4.2	-	Forty-Eighth Supplemental Indenture, dated as of May 28, 2026, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.117% Senior Note due 2029) – incorporated by reference from Form 8-K dated May 28, 2026, Exhibit 4.1.
	4.3	-	Forty-Ninth Supplemental Indenture, dated as of May 28, 2026, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.802% Senior Note due 2031) – incorporated by reference from Form 8-K dated May 28, 2026, Exhibit 4.2.
	4.4	-	Fiftieth Supplemental Indenture, dated as of May 28, 2026, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.123% Senior Note due 2033) – incorporated by reference from Form 8-K dated May 28, 2026, Exhibit 4.3.
	4.5	-	Fifty-First Supplemental Indenture, dated as of May 28, 2026, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.482% Senior Note due 2036) – incorporated by reference from Form 8-K dated May 28, 2026, Exhibit 4.4.
	31.1	-	Certification of CEO dated August 7, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated August 7, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated August 7, 2026, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Weighted-average foreign exchange rate is Japan segment adjusted earnings for the period (excluding hedge costs) in yen divided by Japan segment adjusted earnings for the period (excluding hedge costs) in U.S. dollars. Management uses this metric to evaluate and determine consolidated results on foreign currency effective basis.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 7, 2026	/s/ Max K. Brodén
(Max K. Brodén)
Senior Executive Vice President; Chief Financial Officer

August 7, 2026	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer