Form 10-Q
period 2026-09-30
AFLAC INC
filed 2026-11-05
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 494,607,060 shares of the issuer's common stock were outstanding as of October 27, 2026.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2026 and 2025 Nine Months Ended September 30, 2026 and 2025	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2026 and 2025 Nine Months Ended September 30, 2026 and 2025	2

		Consolidated Balance Sheets September 30, 2026, and December 31, 2025	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2026 and 2025 Three Months Ended June 30, 2026 and 2025 Three Months Ended September 30, 2026 and 2025	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2026 and 2025	8

		Notes to the Consolidated Financial Statements	9

		Note 1. Summary of Significant Accounting Policies	9
		Note 2. Business Segment Information	11
		Note 3. Investments	15
		Note 4. Derivative Instruments	34
		Note 5. Fair Value Measurements	45
		Note 6. Deferred Policy Acquisition Costs	58
		Note 7. Policy Liabilities	59
		Note 8. Reinsurance	67
		Note 9. Notes Payable and Lease Obligations	69
		Note 10. Income Taxes	74
		Note 11. Shareholders' Equity	74
		Note 12. Share-Based Compensation	79
		Note 13. Benefit Plans	80
		Note 14. Commitments and Contingent Liabilities	81

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	83

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	121

	Item 4.	Controls and Procedures	121

PART II.		OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	123

	Item 5.	Other Information	123

	Item 6.	Exhibits	124

Glossary of Selected Terms			125
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2026	2025	2026	2025
Revenues:
Net earned premiums, principally supplemental health insurance (1)	$3,304	$3,372	$9,866	$10,223
Net investment income	1,003	1,067	2,943	3,103
Net investment gains (losses)	(1,072)	275	(1,176)	(1,109)
Other income (loss)	36	26	101	81
Total revenues	3,271	4,740	11,734	12,298
Benefits and expenses:
Benefits and claims, excluding reserve remeasurement	1,892	2,016	5,704	6,049
Reserve remeasurement (gains) losses	(453)	(580)	(581)	(658)
Total benefits and claims, net	1,439	1,436	5,123	5,391
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	220	218	659	655
Insurance commissions	237	254	713	745
Insurance and other expenses	805	781	2,325	2,387
Interest expense	70	57	194	159
Total acquisition and operating expenses	1,332	1,310	3,891	3,946
Total benefits and expenses	2,771	2,746	9,014	9,337
Earnings before income taxes	500	1,994	2,720	2,961
Income taxes	197	355	573	694
Net earnings	$303	$1,639	$2,147	$2,267
Net earnings per share:
Basic	$.61	$3.09	$4.25	$4.22
Diluted	.61	3.08	4.24	4.21
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	496,976	530,050	504,664	537,095
Diluted	498,684	532,015	506,285	539,052
Cash dividends per share	$.61	$.58	$1.83	$1.74
(1) Includes a gain (loss) of $52 and $(55) for the three-month periods and $52 and $(55) for the nine-month periods ended September 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2026	2025	2026	2025
Net earnings	$303	$1,639	$2,147	$2,267
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	111	(110)	(56)	421
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(3,466)	188	(4,924)	(2,117)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	842	(32)	1,100	(58)
Unrealized gains (losses) on derivatives during period	0	1	(4)	4
Effect of changes in discount rate assumptions during period	2,340	1,566	5,353	6,108
Pension liability adjustment during period	2	0	(1)	41
Total other comprehensive income (loss) before income taxes	(171)	1,613	1,468	4,399
Income tax expense (benefit) related to items of other comprehensive income (loss)	(67)	469	343	768
Tax valuation allowance	164	0	164	0
Other comprehensive income (loss), net of income taxes	(268)	1,144	961	3,631
Total comprehensive income (loss)	$35	$2,783	$3,108	$5,898
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Investments and cash:
Fixed maturity securities available-for-sale, at fair value (no allowance for credit losses in 2026 and 2025, amortized cost $62,419 in 2026 and $62,444 in 2025)	$56,949	$60,485
Fixed maturity securities available-for-sale - consolidated variable interest entities, at fair value (amortized cost $3,462 in 2026 and $2,819 in 2025)	3,966	3,636
Fixed maturity securities held-to-maturity, at amortized cost, net of allowance for credit losses of $4 in 2026 and $5 in 2025 (fair value $14,329 in 2026 and $15,476 in 2025)	15,999	16,120
Equity securities, at fair value	986	887
Commercial mortgage and other loans, net of allowance for credit losses of $607 in 2026 and $426 in 2025 (includes $7,123 in 2026 and $7,896 in 2025 of consolidated variable interest entities)	8,857	9,765
Other investments (includes $2,348 in 2026 and $2,320 in 2025 of consolidated variable interest entities)	8,053	6,622
Cash and cash equivalents	5,623	6,245
Total investments and cash	100,433	103,760
Receivables	833	835
Accrued investment income	706	718
Deferred policy acquisition costs	9,186	9,034
Property and equipment, at cost less accumulated depreciation	356	351
Other	1,997	1,772
Total assets	$113,511	$116,470
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$55,983	$62,320
Unpaid policy claims	590	495
Unearned premiums	1,498	1,323
Other policyholders’ funds	5,446	5,445
Total policy liabilities	63,517	69,583
Income taxes	1,783	1,368
Payables under securities lending and repurchase agreements	6,874	3,989
Notes payable and lease obligations	8,900	8,409
Other	3,154	3,631
Total liabilities	84,228	86,980
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2026 and 2025; issued 1,358,849 shares in 2026 and 1,357,909 shares in 2025	136	136
Additional paid-in capital	3,153	3,024
Retained earnings	56,215	54,682
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(4,925)	(4,847)
Unrealized gains (losses) on fixed maturity securities	(4,995)	(1,809)
Unrealized gains (losses) on derivatives	(16)	(13)
Effect of changes in discount rate assumptions	12,264	8,035
Pension liability adjustment	85	86
Treasury stock, at average cost	(32,634)	(29,804)
Total shareholders’ equity	29,283	29,490
Total liabilities and shareholders’ equity	$113,511	$116,470
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2025	$136	$3,024	$54,682	$1,452	$(29,804)	$29,490
Net earnings	0	0	1,019	0	0	1,019
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(114)	0	(114)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(856)	0	(856)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(3)	0	(3)
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,423	0	1,423
Pension liability adjustment during period, net of income taxes	0	0	0	(1)	0	(1)
Dividends to shareholders (1) ($.00 per share)	0	0	1	0	0	1
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	25	0	0	0	25
Purchases of treasury stock	0	0	0	0	(1,051)	(1,051)
Treasury stock reissued	0	13	0	0	13	26
Balance at March 31, 2026	$136	$3,064	$55,702	$1,901	$(30,842)	$29,961
Net earnings	0	0	825	0	0	825
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(87)	0	(87)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(88)	0	(88)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	957	0	957
Pension liability adjustment during period, net of income taxes	0	0	0	(2)	0	(2)
Dividends to shareholders (1) ($.61 per share)	0	0	(309)	0	0	(309)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	26	0	0	0	26
Purchases of treasury stock	0	0	0	0	(992)	(992)
Treasury stock reissued	0	13	0	0	6	19
Balance at June 30, 2026	$136	$3,105	$56,218	$2,681	$(31,828)	$30,312
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2026	$136	$3,105	$56,218	$2,681	$(31,828)	$30,312
Net earnings	0	0	303	0	0	303
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	123	0	123
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,242)	0	(2,242)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Effect of changes in discount rate assumptions during period, net of income taxes	0	0	0	1,849	0	1,849
Pension liability adjustment during period, net of income taxes	0	0	0	2	0	2
Dividends to shareholders (1) ($.61 per share)	0	0	(306)	0	0	(306)
Exercise of stock options	0	0	0	0	0	0
Share-based compensation	0	36	0	0	0	36
Purchases of treasury stock	0	0	0	0	(812)	(812)
Treasury stock reissued	0	12	0	0	6	18
Balance at September 30, 2026	$136	$3,153	$56,215	$2,413	$(32,634)	$29,283
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2026	2025
Cash flows from operating activities:
Net earnings	$2,147	$2,267
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables	10	(28)
Capitalization of deferred policy acquisition costs	(836)	(796)
Amortization of deferred policy acquisition costs	659	655
Change in policy liabilities	(70)	(732)
Change in income tax liabilities	20	92
Net investment (gains) losses	1,176	1,109
Other, net	(829)	(327)
Net cash provided (used) by operating activities	2,277	2,240
Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities available-for-sale	9,764	9,566
Equity securities	707	355
Fixed maturity securities held-to-maturity	35	2
Commercial mortgage and other loans	1,860	1,421
Costs of investments acquired:
Fixed maturity securities available-for-sale	(11,659)	(10,760)
Equity securities	(713)	(369)
Commercial mortgage and other loans	(1,116)	(1,068)
Other investments, net	(1,314)	(1,109)
Settlement of derivatives, net	72	13
Cash received (pledged or returned) as collateral, net	2,951	3,375
Other, net	(115)	(224)
Net cash provided (used) by investing activities	472	1,202
Cash flows from financing activities:
Purchases of treasury stock	(2,787)	(2,729)
Proceeds from borrowings	911	1,039
Principal payments under debt obligations	(400)	(84)
Dividends paid to shareholders	(898)	(906)
Change in investment-type contracts, net	(223)	(198)
Treasury stock reissued	10	5
Other, net	(2)	(12)
Net cash provided (used) by financing activities	(3,389)	(2,885)
Effect of foreign exchange rate changes on cash and cash equivalents	18	(18)
Net change in cash and cash equivalents	(622)	539
Cash and cash equivalents, beginning of period	6,245	6,229
Cash and cash equivalents, end of period	$5,623	$6,768
Supplemental disclosures of cash flow information:
Income taxes paid	$554	$602
Interest paid	162	133
Noncash interest	31	25
Noncash real estate acquired in satisfaction of debt	0	247
Noncash financing activities:
Lease obligations	38	25
Treasury stock issued for:
Associate stock bonus	16	17
Shareholder dividend reinvestment	31	33
Share-based compensation grants	6	7
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
In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2026 and December 31, 2025, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of shareholders' equity for the three-month periods ended March 31, 2026 and 2025, June 30, 2026 and 2025, and September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).
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

New Accounting Pronouncements

Accounting Pronouncements Pending Adoption

Accounting Standards Update (ASU) 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued amendments that remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: i) management has authorized and committed to funding the software project, and ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). The amendments also clarify certain disclosure requirements.

The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of adoption on the Company’s financial position, results of operations, and disclosures.

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

Aflac Japan's adjusted revenues as a percentage of the Company's total adjusted revenues were 50% and 53% in the three-month periods and 51% and 53% in the nine-month periods ended September 30, 2026 and 2025, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 77% at September 30, 2026, compared with 76% at December 31, 2025.

Information regarding operations by reportable segment and Corporate and other is presented in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenues:
Aflac Japan:
Net earned premiums (1)	$1,508	$1,663	$4,618	$5,105
Adjusted net investment income	639	665	1,846	1,950
Other income	9	7	25	24
Total adjusted revenue Aflac Japan	2,156	2,335	6,489	7,079
Aflac U.S.:
Net earned premiums	1,544	1,495	4,638	4,501
Adjusted net investment income	212	214	621	623
Other income	25	19	72	53
Total adjusted revenue Aflac U.S.	1,781	1,728	5,331	5,177
Corporate and other (2)	360	343	943	1,005
Total adjusted revenues	4,297	4,406	12,763	13,261
Net investment gains (losses)	(1,072)	275	(1,176)	(1,109)
Reconciling items:
Amortized hedge costs	11	13	38	31
Amortized hedge income	(14)	(20)	(51)	(80)
Net interest (income) expense from derivatives associated with certain investment strategies	49	66	160	195
Total revenues	$3,271	$4,740	$11,734	$12,298
(1) Includes a gain (loss) of $52 and $(55) for the three-month periods and $52 and $(55) for the nine-month periods ended September 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $4 and $6 for the three-month periods and $15 and $22 for the nine-month periods ended September 30, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $7 for the three-month periods and $16 and $24 for the nine-month periods ended September 30, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Adjusted revenues:
Aflac Japan (1)	$2,156	$2,335	$6,489	$7,079
Aflac U.S.	1,781	1,728	5,331	5,177
Corporate and other (2)	360	343	943	1,005
Total adjusted revenues	4,297	4,406	12,763	13,261
Benefits and adjusted expenses:
Aflac Japan:
Benefits and claims, excluding reserve remeasurement	938	1,130	2,979	3,446
Reserve remeasurement (gains) losses	(201)	(474)	(269)	(513)
Total benefits and claims, net	737	656	2,710	2,933
Adjusted expenses:
Amortization of deferred policy acquisition costs	79	81	233	245
Insurance commissions	93	111	282	328
Insurance and other expenses	286	271	803	845
Total benefits and adjusted expenses Aflac Japan	1,195	1,119	4,028	4,351
Aflac U.S.:
Benefits and claims, excluding reserve remeasurement	790	752	2,342	2,219
Reserve remeasurement (gains) losses	(161)	(71)	(217)	(110)
Total benefits and claims, net	629	681	2,125	2,109
Adjusted expenses:
Amortization of deferred policy acquisition costs	141	137	426	410
Insurance commissions	144	143	431	417
Insurance and other expenses	374	392	1,123	1,120
Total benefits and adjusted expenses Aflac U.S.	1,288	1,353	4,105	4,056
Corporate and other	288	274	881	873
Total adjusted expenses	$2,771	$2,746	$9,014	$9,280
Pretax earnings:
Aflac Japan (1)	$961	$1,216	$2,461	$2,728
Aflac U.S.	493	375	1,226	1,121
Corporate and other (2)	72	69	62	132
Pretax adjusted earnings	1,526	1,660	3,749	3,981
Other income (loss)	0	(1)	0	(54)
Net investment gains (losses)	(1,072)	275	(1,176)	(1,109)
Reconciling items:
Amortized hedge costs	11	13	38	31
Amortized hedge income	(14)	(20)	(51)	(80)
Net interest (income) expense from derivatives associated with certain investment strategies	49	66	160	195
Impact of interest from derivatives associated with notes payable	0	1	0	(3)
Total earnings before income taxes	$500	$1,994	$2,720	$2,961
Income taxes applicable to pretax adjusted earnings	$312	$333	$751	$791
Effect of foreign currency translation on after-tax adjusted earnings	(14)	1	(49)	16
(1) Includes a gain (loss) of $52 and $(55) for the three-month periods and $52 and $(55) nine-month periods ended September 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) The change in value of federal historic rehabilitation and solar investments in partnerships of $4 and $6 for the three-month periods and $15 and $22 for the nine-month periods ended September 30, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $7 for the three-month periods and $16 and $24 for the nine-month periods ended September 30, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

Internal Reinsurance: Aflac Re is a Bermuda-domiciled insurer that reinsures certain policies issued by Aflac Japan as well as external parties and is reported as part of Corporate and other. Under the internal reinsurance transactions, Aflac Japan's net earned premiums are reduced by the amount of premiums ceded to Aflac Re. Aflac Re recorded net earned premiums of $230 million and $173 million for the three-month periods and $540 million and $529 million for the nine-month periods ended September 30, 2026 and 2025, respectively, related to these reinsurance transactions with Aflac Japan. These internal reinsurance transactions have no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting. For additional information on these internal reinsurance transactions, see the accompanying Note 8 and Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

Total Assets: The Company's total assets were as follows:

(In millions)	September 30, 2026	December 31, 2025
Assets:
Aflac Japan	$87,598	$88,537
Aflac U.S.	21,927	22,317
Corporate and other	3,986	5,616
Total assets	$113,511	$116,470

3.     INVESTMENTS
Investment Holdings
The amortized cost and allowance for credit losses for the Company's investments in fixed maturity securities and the fair values of these investments as well as the fair value of the Company's investments in equity securities are presented in the following tables.

	September 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$16,808	$0	$14	$3,634	$13,188
Municipalities	851	0	1	210	642
Mortgage- and asset-backed securities	461	0	0	62	399
Public utilities	2,411	0	43	279	2,175
Sovereign and supranational	326	0	5	31	300
Banks/financial institutions	5,404	0	111	704	4,811
Other corporate	5,549	0	172	835	4,886
Total yen-denominated	31,810	0	346	5,755	26,401
U.S. dollar-denominated:
U.S. government and agencies	164	0	0	7	157
Municipalities	1,086	0	52	118	1,020
Mortgage- and asset-backed securities	5,657	0	136	166	5,627
Public utilities	4,370	0	254	268	4,356
Sovereign and supranational	58	0	14	0	72
Banks/financial institutions	4,055	0	279	118	4,216
Other corporate	18,502	0	1,531	1,144	18,889
Total U.S. dollar-denominated	33,892	0	2,266	1,821	34,337
Other currencies:
Mortgage- and asset-backed securities	103	0	2	3	102
Public utilities	52	0	0	1	51
Other corporate	24	0	0	0	24
Total other currencies	179	0	2	4	177
Total securities available-for-sale	$65,881	$0	$2,614	$7,580	$60,915

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$18,063	$0	$41	$3,727	$14,377
Municipalities	856	0	5	145	716
Mortgage- and asset-backed securities	297	0	1	38	260
Public utilities	2,519	0	123	174	2,468
Sovereign and supranational	330	0	7	13	324
Banks/financial institutions	5,382	0	170	477	5,075
Other corporate	5,438	0	357	534	5,261
Total yen-denominated	32,885	0	704	5,108	28,481
U.S. dollar-denominated:
U.S. government and agencies	230	0	2	2	230
Municipalities	1,185	0	83	54	1,214
Mortgage- and asset-backed securities	3,854	0	239	35	4,058
Public utilities	4,292	0	465	107	4,650
Sovereign and supranational	57	0	21	0	78
Banks/financial institutions	3,672	0	518	21	4,169
Other corporate	18,967	0	2,740	597	21,110
Total U.S. dollar-denominated	32,257	0	4,068	816	35,509
Other currencies:
Mortgage- and asset-backed securities	44	0	4	0	48
Public utilities	52	0	4	0	56
Other corporate	25	0	2	0	27
Total other currencies	121	0	10	0	131
Total securities available-for-sale	$65,263	$0	$4,782	$5,924	$64,121

	September 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,377	$1	$15,376	$0	$1,604	$13,772
Municipalities	232	0	232	0	27	205
Public utilities	32	0	32	0	6	26
Sovereign and supranational	346	3	343	0	31	312
Other corporate	16	0	16	0	2	14
Total yen-denominated	16,003	4	15,999	0	1,670	14,329
Total securities held-to-maturity	$16,003	$4	$15,999	$0	$1,670	$14,329

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$15,461	$2	$15,459	$81	$713	$14,827
Municipalities	235	0	235	0	6	229
Public utilities	32	0	32	0	3	29
Sovereign and supranational	381	3	378	6	9	375
Other corporate	16	0	16	0	0	16
Total yen-denominated	16,125	5	16,120	87	731	15,476
Total securities held-to-maturity	$16,125	$5	$16,120	$87	$731	$15,476

	September 30, 2026	December 31, 2025
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$744	$609
U.S. dollar-denominated	242	278
Total equity securities	$986	$887

For additional information on the Company's valuation methodology for fixed maturity and equity securities, see Note 5.

During the first nine months of 2026 and 2025, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2026, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available-for-sale:
Due in one year or less	$2,081	$2,193
Due after one year through five years	6,514	6,963
Due after five years through 10 years	17,017	16,838
Due after 10 years	34,048	28,793
Mortgage- and asset-backed securities	6,221	6,128
Total fixed maturity securities available-for-sale	$65,881	$60,915
Held-to-maturity:
Due in one year or less	$2	$2
Due after one year through five years	6,196	6,046
Due after five years through 10 years	2,543	2,444
Due after 10 years	7,258	5,837
Total fixed maturity securities held-to-maturity	$15,999	$14,329
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2026			December 31, 2025
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$31,351	$26,334	A+	$32,618	$28,434
(1) Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net investment gains and losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available-for-sale:
Gross gains from sales	$5	$29	$6	$148
Gross losses from sales	(925)	(96)	(1,903)	(429)
Foreign currency gains (losses)	79	99	804	339
Other investments:
Gross gains (losses) from sales and redemptions	(1)	1	(3)	13
Total sales and redemptions	(842)	33	(1,096)	71
Equity securities	19	10	92	47
Impairment losses	(1)	0	(36)	(6)
Credit losses:
Fixed maturity securities held-to-maturity	0	0	1	0
Commercial mortgage and other loans	(92)	(51)	(218)	(165)
Loan commitments	(11)	(2)	(10)	(2)
Reinsurance recoverables and other	1	0	(13)	1
Total credit losses	(102)	(53)	(240)	(166)
Derivatives and other:
Derivative gains (losses)	199	(123)	(30)	(145)
Foreign currency gains (losses)	(345)	408	134	(910)
Total derivatives and other	(146)	285	104	(1,055)
Total net investment gains (losses)	$(1,072)	$275	$(1,176)	$(1,109)

In the three-month period ended September 30, 2026, the Company did not recognize impairment losses on real estate owned (REO) properties. In the nine-month period ended September 30, 2026, the Company recognized impairment losses of $24 million on REO properties classified as held-and-used for the production of income. The impairments were based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO properties of $179 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
In the three-month period ended September 30, 2025, the Company did not recognize impairment losses on REO properties. In the nine-month period ended September 30, 2025, the Company recognized impairment losses of $6 million on office-type REO property classified as held-and-used for the production of income. The impairment was based on the Company's evaluation of a material adverse change in occupancy and resulted in an estimated fair value of the REO property of $12 million. The fair value was based on expected future cash flows utilizing inputs classified as Level 3 under the fair value guidance in ASC 820.
The unrealized holding gains, net of losses, included in net investment gains and losses for the three-month period ended September 30, 2026 that relate to equity securities held at the September 30, 2026 reporting date were $38 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the three-month period ended September 30, 2025 that relate to equity securities held at the September 30, 2025 reporting date were $11 million.

The unrealized holding gains, net of losses, included in net investment gains and losses for the nine-month period ended September 30, 2026 that relate to equity securities held at the September 30, 2026 reporting date were $31 million. The unrealized holding gains, net of losses, included in net investment gains and losses for the nine-month period ended September 30, 2025 that relate to equity securities held at the September 30, 2025 reporting date were $46 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2026	December 31, 2025
Unrealized gains (losses) on securities available-for-sale	$(4,966)	$(1,142)
Deferred income taxes	(29)	(667)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$(4,995)	$(1,809)

Gross Unrealized Loss Aging
The following tables present the fair values and gross unrealized losses of the Company's available-for-sale securities for the periods ended September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2026
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$154	$7	$119	$3	$35	$4
Japan government and agencies:
Yen-denominated	13,022	3,634	6,242	271	6,780	3,363
Municipalities:
U.S. dollar-denominated	656	118	192	18	464	100
Yen-denominated	559	210	313	33	246	177
Mortgage- and asset- backed securities:
U.S. dollar-denominated	3,415	166	3,129	124	286	42
Yen-denominated	393	62	233	13	160	49
Other currencies	57	3	57	3	0	0
Public utilities:
U.S. dollar-denominated	2,520	268	1,894	114	626	154
Yen-denominated	1,433	279	675	30	758	249
Other currencies	51	1	51	1	0	0
Sovereign and supranational:
Yen-denominated	254	31	219	16	35	15
Banks/financial institutions:
U.S. dollar-denominated	2,117	118	1,979	85	138	33
Yen-denominated	3,540	704	662	36	2,878	668
Other corporate:
U.S. dollar-denominated	9,561	1,144	6,672	362	2,889	782
Yen-denominated	3,020	835	1,074	86	1,946	749
Total	$40,752	$7,580	$23,511	$1,195	$17,241	$6,385

	December 31, 2025
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available- for-sale:
U.S. government and agencies:
U.S. dollar-denominated	$37	$2	$0	$0	$37	$2
Japan government and agencies:
Yen-denominated	13,521	3,727	7,966	692	5,555	3,035
Municipalities:
U.S. dollar-denominated	630	54	8	0	622	54
Yen-denominated	520	145	234	6	286	139
Mortgage- and asset- backed securities:
U.S. dollar-denominated	547	35	217	5	330	30
Yen-denominated	183	38	9	1	174	37
Public utilities:
U.S. dollar-denominated	1,055	107	169	2	886	105
Yen-denominated	838	174	0	0	838	174
Sovereign and supranational:
Yen-denominated	276	13	236	0	40	13
Banks/financial institutions:
U.S. dollar-denominated	252	21	62	0	190	21
Yen-denominated	3,467	477	495	26	2,972	451
Other corporate:
U.S. dollar-denominated	4,535	597	620	5	3,915	592
Yen-denominated	2,395	534	640	33	1,755	501
Total	$28,256	$5,924	$10,656	$770	$17,600	$5,154

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

However, if the Company identifies certain available-for-sale securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors, an allowance for credit losses is recognized. Based on an evaluation of its securities currently in an unrealized loss position, the Company has determined that those securities should not have an allowance for credit losses as of September 30, 2026. Refer to the Allowance for Credit Losses Methodology section below for additional information.

As of September 30, 2026 and December 31, 2025, the Company had an immaterial amount of fixed maturity securities on nonaccrual status.

Commercial Mortgage and Other Loans

The following table presents the composition of the carrying value for commercial mortgage and other loans by property type as of the periods presented.

	September 30, 2026		December 31, 2025
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial mortgage and other loans:
Transitional real estate loans:
Office	$1,311	13.9%	$1,229	12.1%
Retail	153	1.6	267	2.6
Apartments/Multi-Family	1,235	13.1	1,555	15.3
Industrial	47	.5	75	.7
Hospitality	382	4.0	522	5.1
Other	32	.3	240	2.4
Total transitional real estate loans	3,160	33.4	3,888	38.2
Commercial mortgage loans:
Office	227	2.4	255	2.5
Retail	183	1.9	217	2.1
Apartments/Multi-Family	453	4.8	539	5.3
Industrial	400	4.2	427	4.2
Other	14	.2	14	.1
Total commercial mortgage loans	1,277	13.5	1,452	14.2
Middle market loans	4,525	47.8	4,404	43.2
Other loans	502	5.3	447	4.4
Total commercial mortgage and other loans	$9,464	100.0%	$10,191	100.0%
Allowance for credit losses	(607)		(426)
Total net commercial mortgage and other loans	$8,857		$9,765

Commercial mortgage loans (CMLs) and transitional real estate loans (TREs) are secured by properties entirely within the U.S. (with the largest concentrations in California (19%), Texas (14%) and Massachusetts (8%)). Middle market loans (MMLs) are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are relatively short-term floating rate commercial mortgage loans that are secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date.

As of September 30, 2026, the Company had $87 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

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

As of September 30, 2026, the Company had commitments of approximately $817 million to fund future MMLs. These commitments are contingent upon the availability of MMLs that meet the Company's underwriting criteria.

Other Loans

Other loans are primarily infrastructure loans. Infrastructure loans are typically senior secured, financing portfolios of renewable and conventional energy generation assets characterized by predictable, often contractual cash flows for loan repayment. The infrastructure loan portfolio weighted average rating is investment grade.

As of September 30, 2026, the Company had commitments of approximately $93 million to fund future other loans. These commitments are contingent upon the availability of other loans that meet the Company's underwriting criteria.

Past Due and Nonaccrual Loans

The following tables present an aging of past due and nonaccrual loans at amortized cost, before allowance for credit losses, as of the periods presented.

	September 30, 2026
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$2,559	$135	$466	$601	$3,160	$929
Commercial mortgage loans	1,277	0	0	0	1,277	0
Middle market loans	4,390	2	133	135	4,525	185
Other loans	502	0	0	0	502	0
Total	$8,728	$137	$599	$736	$9,464	$1,114
(1) As of September 30, 2026, there were no loans that were 90 days or more past due that continued to accrue interest.

	December 31, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Nonaccrual Status
Transitional real estate loans	$3,418	$0	$470	$470	$3,888	$545
Commercial mortgage loans	1,452	0	0	0	1,452	0
Middle market loans	4,263	58	83	141	4,404	98
Other loans	447	0	0	0	447	0
Total	$9,580	$58	$553	$611	$10,191	$643
(1) As of December 31, 2025, there were no loans that were 90 days or more past due that continued to accrue interest.

•For the three-month period ended September 30, 2026, the Company recognized interest income of $2 million on loans that were on nonaccrual status. For the three-month period ended September 30, 2025, the Company recognized no interest income on loans that were on nonaccrual status. For the nine-month periods ended September 30, 2026 and 2025, the Company recognized interest income of $9 million and $1 million, respectively, on loans that were on nonaccrual status.

•Of these loans, TREs with an amortized cost of $279 million and $30 million had no credit loss allowance as of September 30, 2026 and December 31, 2025, respectively, because these loans are collateral dependent assets for which the estimated fair values of the collateral were in excess of amortized cost.

•As of September 30, 2026, there were $17 million of MMLs on nonaccrual status without an allowance for credit loss, compared with $36 million as of December 31, 2025.
Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company granted certain loan modifications to borrowers experiencing financial difficulty during the first nine months of 2026 and 2025. The types of modifications granted may include interest rate reductions, principal forgiveness, other-than-insignificant payment delays, term extensions or a combination of these types of modifications. The amount, timing, and extent of modifications granted are considered in determining any allowance for credit loss recorded.

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

Three Months Ended September 30, 2026
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional Real Estate Loans:
Term extension	$131	4.7%	Term extension of 2 months on average
Middle market loans:
Term extension	$30	.7%	Term extension of 45 months on average
Other-than-insignificant payment delays	41	1.0	Delay in principal and interest payments of 7 months on average
Principal forgiveness and interest rate reduction	2	.0	Reduction in the amortized cost basis of $1 million and reduction in the weighted-average contractual interest rate from 9.4% to 5.0%
Principal forgiveness and term extension	32	.7	Reduction in the amortized cost basis of $16 million and term extension of 41 months on average
(1) Net of allowance for credit losses

Three Months Ended September 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Middle market loans:
Term extension	$13	.3%	Term extension of 17 months on average
Principal forgiveness and term extension	9	.2	Reduction in the amortized cost basis of $6 million and term extension of 43 months on average
Principal forgiveness, term extension and interest rate reduction	13	.3	Reduction in the amortized cost basis of $5 million, term extension of 45 months on average and reduction in the weighted-average contractual interest rate from 10.5% to 9.5%
(1) Net of allowance for credit losses

Nine Months Ended September 30, 2026
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Term extension	$131	4.7%	Term extension of 2 months on average
Other-than-insignificant payment delays	107	3.8	Delay in principal and interest payments of 3 months on average
Term extension and interest rate reduction	149	5.3	Term extension of 24 months on average and reduction in the weighted-average contractual interest rate from 6.6% to 2.2%
Middle market loans:
Term extension	$57	1.3%	Term extension of 26 months on average
Other-than-insignificant payment delays	41	1.0	Delay in principal and interest payments of 7 months on average
Principal forgiveness and interest rate reduction	2	.0	Reduction in the amortized cost basis of $1 million and reduction in the weighted-average contractual interest rate from 9.4% to 5.0%
Principal forgiveness and term extension	38	.9	Reduction in the amortized cost basis of $27 million and term extension of 37 months on average
(1) Net of allowance for credit losses

Nine Months Ended September 30, 2025
(In millions)	Amortized Cost (1)	% of Total	Financial Effect
Transitional real estate loans:
Term extension	$158	3.9%	Term extension of 20 months on average
Term extension and interest rate reduction	155	3.8	Term extension of 26 months on average and reduction in the weighted-average contractual interest rate from 4.8% to 4.3%
Middle market loans:
Principal forgiveness	$6	.1%	Reduction in the amortized cost basis of $4 million
Term extension	46	1.1	Term extension of 9 months on average
Other-than-insignificant payment delays	28	.7	Delay in principal and interest payments of 36 months on average
Principal forgiveness and term extension	35	.8	Reduction in the amortized cost basis of $40 million and term extension of 33 months on average
Principal forgiveness, term extension and interest rate reduction	13	.3	Reduction in the amortized cost basis of $5 million, term extension of 45 months on average and reduction in the weighted-average contractual interest rate from 10.5% to 9.5%
(1) Net of allowance for credit losses

The following tables present an aging of loans that received modifications in the 12 months preceding the periods presented, at amortized cost.

	September 30, 2026
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$308	$46	$60	$322
Middle market loans	97	0	9	26
Total	$405	$46	$69	$348

	September 30, 2025
(In millions)	Current	Less Than 90 Days Past Due	90 Days or More Past Due	Nonaccrual Status
Transitional real estate loans	$501	$0	$61	$61
Middle market loans	131	11	0	0
Total	$632	$11	$61	$61
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were granted a modification in the past 12 months, as of September 30, 2026 and 2025, and subsequently defaulted in the three- and nine-month periods ended September 30, 2026 and 2025, were immaterial.
As of September 30, 2026, the Company had $2 million of outstanding commitments to lend additional funds to borrowers experiencing financial difficulty that were granted a loan modification in the current reporting period, compared with $15 million as of December 31, 2025.

Allowance for Credit Losses

The following table presents the roll forward of the allowance for credit losses by portfolio segment for loans and by accounting classification for securities.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Other Loans and Loan Commitments	Held-to- Maturity Securities	Available- for-Sale Securities	Total
Three Months Ended September 30, 2026:
Balance at June 30, 2026	$(315)	$(6)	$(209)	$(17)	$(4)	$0	$(551)
(Addition to) release of allowance for credit losses	(27)	1	(66)	(11)	0	0	(103)
Writeoffs, net of recoveries	1	0	17	0	0	0	18
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2026	$(341)	$(5)	$(258)	$(28)	$(4)	$0	$(636)
Three Months Ended September 30, 2025:
Balance at June 30, 2025	$(243)	$(12)	$(127)	$(17)	$(5)	$0	$(404)
(Addition to) release of allowance for credit losses	(28)	2	(25)	(2)	0	0	(53)
Writeoffs, net of recoveries	0	0	13	0	0	0	13
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2025	$(271)	$(10)	$(139)	$(19)	$(5)	$0	$(444)
Nine Months Ended September 30, 2026:
Balance at December 31, 2025	$(277)	$(9)	$(138)	$(17)	$(5)	$0	$(446)
(Addition to) release of allowance for credit losses	(73)	4	(148)	(11)	1	0	(227)
Writeoffs, net of recoveries	9	0	28	0	0	0	37
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2026	$(341)	$(5)	$(258)	$(28)	$(4)	$0	$(636)
Nine Months Ended September 30, 2025:
Balance at December 31, 2024	$(199)	$(14)	$(140)	$(17)	$(5)	$0	$(375)
(Addition to) release of allowance for credit losses	(101)	4	(68)	(2)	0	0	(167)
Writeoffs, net of recoveries	29	0	69	0	0	0	98
Change in foreign exchange	0	0	0	0	0	0	0
Balance at September 30, 2025	$(271)	$(10)	$(139)	$(19)	$(5)	$0	$(444)
As of September 30, 2026, the Company identified TREs with an amortized cost of $141 million in anticipation of potential foreclosure or deed in lieu of foreclosure transactions. As of September 30, 2026, the Company established an allowance for credit losses of $96 million related to these loans.

As of September 30, 2026, the Company's held-to-maturity portfolio includes Japan Government and Agency securities with an amortized cost of $15.2 billion that meet the requirements for zero-credit-loss expectation and therefore have been excluded from the measurement of the allowance for credit losses.

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

The following tables present as of September 30, 2026 the amortized cost basis of TREs, CMLs, MMLs, and other loans by year of origination and key credit quality indicator.

Transitional Real Estate Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$139	$157	$296
60%-69.99%	0	0	0	0	324	249	573
70%-79.99%	7	0	0	14	506	428	955
80% or greater	65	0	0	0	323	948	1,336
Total	$72	$0	$0	$14	$1,292	$1,782	$3,160
Current-period gross writeoffs:	$0	$0	$0	$0	$9	$0	$9

Commercial Mortgage Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$35	$11	$0	$31	$0	$1,009	$1,086	2.73
60%-69.99%	13	20	0	0	0	38	71	1.58
70%-79.99%	0	0	0	0	0	48	48	1.61
80% or greater	0	0	12	0	0	60	72	1.21
Total	$48	$31	$12	$31	$0	$1,155	$1,277	2.54
Weighted Average DSCR	1.88	1.86	1.09	2.87	0.00	2.59
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0

Middle Market Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$80	$44	$66	$37	$0	$88	$8	$323
BB	367	325	485	93	290	650	46	2,256
B	119	289	121	30	196	586	47	1,388
CCC	0	35	17	0	46	279	25	402
CC	6	5	0	0	9	66	8	94
C and lower	0	0	2	0	0	53	7	62
Total	$572	$698	$691	$160	$541	$1,722	$141	$4,525
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$28	$0	$28

Other Loans
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Credit Ratings:
A	$26	$0	$0	$0	$55	$0	$0	$81
AA	0	0	0	0	8	3	0	11
BBB	86	39	172	0	23	24	0	344
BB	0	0	0	66	0	0	0	66
Total	$112	$39	$172	$66	$86	$27	$0	$502
Current-period gross writeoffs:	$0	$0	$0	$0	$0	$0	$0	$0

Other Investments

The table below presents the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2026	December 31, 2025
Other investments:
Policy loans	$210	$210
Short-term investments (1)	2,549	1,373
Limited partnerships (2)	4,448	4,109
Real estate owned	820	902
Other	26	28
Total other investments	$8,053	$6,622
(1) Includes securities lending collateral
(2) Includes tax credit investments and asset classes such as private equity and real estate funds
As of September 30, 2026 and December 31, 2025, all REO was classified as held-and-used for the production of income. Depreciation expense on REO was $8 million for each of the three-month periods ended September 30, 2026 and 2025, and $23 million and $21 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Additionally, accumulated depreciation on REO was $61 million and $41 million as of September 30, 2026 and December 31, 2025, respectively.
The Company had $2.8 billion and $3.0 billion in outstanding commitments to fund investments in limited partnerships, which included $2.3 billion and $2.1 billion of unfunded commitments related to variable interest entities (VIEs) that were non-consolidated as of September 30, 2026 and December 31, 2025, respectively.

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

The following table presents the carrying value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.

Investments in Consolidated Variable Interest Entities

(In millions)	September 30, 2026	December 31, 2025
Assets: (1)
Fixed maturity securities available-for-sale	$3,966	$3,636
Commercial mortgage and other loans	7,123	7,896
Other investments (2)	2,348	2,320
Other assets (3)	36	45
Total assets of consolidated VIEs	$13,473	$13,897
Liabilities:
Other liabilities (3)	$743	$765
Total liabilities of consolidated VIEs	$743	$765
(1) As of September 30, 2026, the Company's investments in consolidated VIEs also held cash and cash equivalents of $326 million, of which $65 million was restricted.
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

Reinsurance-Related Trust

In connection with an assumed reinsurance transaction, assets transferred by the ceding company were placed in a trust to collateralize the Company's obligations to the ceding company. Cash and other assets placed in the trust continue to be owned by the Company; however, their use is restricted based on the terms of the transaction. The trust is a VIE, and the Company consolidates the trust as its primary beneficiary. As of September 30, 2026, assets held in the trust consisted of available-for-sale securities with a carrying value of $578 million and $14 million of cash and cash equivalents.

VIEs - Not Consolidated
The table below presents the carrying value and balance sheet caption in which the Company's investments in VIEs that are not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

(In millions)	September 30, 2026	December 31, 2025
Assets:
Fixed maturity securities available-for-sale	$8,011	$6,750
Other investments (1)	1,938	1,603
Total investments in VIEs not consolidated	$9,949	$8,353
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

Securities Lending, Repurchase Agreements and Pledged Securities

In the normal course of business, the Company enters into securities lending transactions and repurchase agreements.

Details of the cash collateral the Company received under securities lending transactions, by loaned security type and remaining contractual maturity of the agreements, were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	September 30, 2026				December 31, 2025
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,454	$2,935	$5,389	$0	$1,591	$1,329	$2,920
Public utilities	50	0	0	50	54	0	0	54
Banks/financial institutions	203	0	0	203	150	0	0	150
Other corporate	992	0	0	992	865	0	0	865
Total borrowings	$1,245	$2,454	$2,935	$6,634	$1,069	$1,591	$1,329	$3,989
Gross amount of recognized liabilities for securities lending transactions				$6,634				$3,989
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties no securities collateral at September 30, 2026, compared with $2.2 billion at December 31, 2025, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, securities loaned by the Company consisted of available-for-sale securities with carrying values of $1.2 billion and $1.0 billion and held-to-maturity securities with carrying values of $5.7 billion and $2.9 billion, respectively. For additional information on securities lending, see Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

The Company enters into long-term repurchase agreements under which it sells securities and agrees to repurchase those securities on a specified future date at a stated repurchase price. Repurchase agreements are accounted for as collateralized financing transactions and are recognized at the contractual amounts plus accrued interest. In these transactions, the Company receives cash in exchange for transferring securities as collateral and recognizes an obligation for the cash received. The securities pledged under these arrangements continue to be reported as investment assets in the consolidated balance sheets during the terms of the secured financing transactions. Expenses associated with repurchase agreements are recognized as interest expense. The Company monitors the fair value of collateral pledged and received. Additional collateral is pledged or returned to maintain the appropriate collateral position for the transactions. Securities pledged under such transactions may be sold or re-pledged by the transferee.

Details of the cash proceeds the Company received under repurchase agreements, by transferred security type and remaining contractual maturity of the agreements, were as follows:

Repurchase Agreements Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
September 30, 2026
(In millions)	Four to Five Years	Total
Repurchase agreements:
Fixed maturity securities:
Japan government and agencies	$240	$240
Total borrowings	$240	$240
Gross amount of recognized liabilities for repurchase agreements		$240

As of September 30, 2026, securities sold by the Company under agreements to repurchase consisted of held-to-maturity securities with a carrying value of $256 million.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2025.

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

	September 30, 2026			December 31, 2025
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$5	$18	$0	$5
Total cash flow hedges	18	0	5	18	0	5
Net investment hedge:
Foreign currency forwards	1,804	70	8	1,828	120	0
Total net investment hedge	1,804	70	8	1,828	120	0
Non-qualifying strategies:
Foreign currency swaps	111	1	0	49	0	0
Foreign currency swaps - VIE	3,004	36	738	2,960	45	760
Foreign currency forwards	1,742	23	2	945	0	18
Foreign currency options	2,985	22	30	25,000	0	0
Interest rate swaps	22,800	32	107	36,728	14	189
Total non-qualifying strategies	30,642	114	877	65,682	59	967
Total derivatives	$32,464	$184	$890	$67,528	$179	$972

Cash Flow Hedge

The Company designates and accounts for certain foreign currency swaps as cash flow hedges when they meet the requirements for hedge accounting. For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. dollar variable rate interest and principal payments to fixed rate Japanese yen interest and principal payments. The remaining maximum length of time over which these cash flows are hedged is approximately one month.

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

Fair Value Hedging Relationships

The following table presents the carrying amounts of (1) assets designated and qualified as hedged items in fair value hedges of interest rate risk and (2) the related cumulative hedge adjustment included in the carrying amount. The Company had no fair value hedges of interest rate risk as of September 30, 2026 and December 31, 2025; therefore, the amounts presented in the table below are related to previous fair value hedges of interest rate risk that were discontinued.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Fixed maturity securities	$1,058	$1,238	$94	$121
(1) The balance includes hedging adjustment on discontinued hedging relationships of $94 in 2026 and $121 in 2025.

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2026 and 2025, respectively.

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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2026				2025
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$0		$0	$(1)	$(1)		$1
Total cash flow hedges	0	0	(1)	0	(1)	(1)	(1)	1
Net investment hedge:
Non-derivative hedging instruments		0		(170)		0		151
Foreign currency forwards		11		(53)		23		54
Total net investment hedge		11		(223)		23		205
Non-qualifying strategies:
Foreign currency swaps		1				0
Foreign currency swaps - VIE		121				(115)
Foreign currency forwards		33				(16)
Foreign currency options		34				(10)
Interest rate swaps		(1)				(4)
Forward bond purchase commitment		0				0
Total non-qualifying strategies		188				(145)
Total	$0	$199		$(223)	$(1)	$(123)		$206
(1) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2026, and $1 of losses during the three-month period ended September 30, 2025.

	Nine Months Ended September 30,
	2026				2025
(In millions)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)	Net Investment Income	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$4		$(4)	$(1)	$(3)		$4
Total cash flow hedges	0	4	(1)	(4)	(1)	(3)	(1)	4
Net investment hedge:
Non-derivative hedging instruments		0		19		0		(228)
Foreign currency forwards		35		34		85		(171)
Total net investment hedge		35		53		85		(399)
Non-qualifying strategies:
Foreign currency swaps		3				0
Foreign currency swaps - VIE		(32)				(142)
Foreign currency forwards		(16)				(23)
Foreign currency options		(9)				(29)
Interest rate swaps		(16)				(33)
Forward bond purchase commitment		1				0
Total non-qualifying strategies		(69)				(227)
Total	$0	$(30)		$49	$(1)	$(145)		$(395)
(1) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of gains reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2026, and $3 of losses during the nine-month period ended September 30, 2025.
As of September 30, 2026, an immaterial amount of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

As of September 30, 2026, all of the Company's derivative agreement counterparties were investment grade.
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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $756 million and $861 million as of September 30, 2026 and December 31, 2025, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2026, the Company estimates that it would be required to post a maximum of $684 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.

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

The Company enters into securities lending and repurchase transactions subject to master securities lending agreements, master repurchase agreements and other similar arrangements. These are legally enforceable master netting arrangements that give the Company the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty.

The tables below summarize the amount of collateral pledged or received related to the Company's derivatives and exposures subject to enforceable master securities lending agreements, master repurchase agreements and other similar arrangements. The Company's policy is to not offset these financial instruments in the consolidated balance sheets.
Offsetting of Financial Assets and Derivative Assets

September 30, 2026
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$116	$0	$116	$(39)	$(15)	$(62)	$0
OTC - cleared	32	0	32	(32)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	148	0	148	(71)	(15)	(62)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	36		36				36
Total derivative assets not subject to a master netting agreement or offsetting arrangement	36		36				36
Total derivative assets	184	0	184	(71)	(15)	(62)	36
Securities lending, repurchase agreements and similar arrangements	7,181	0	7,181	0	0	(7,181)	0
Total	$7,365	$0	$7,365	$(71)	$(15)	$(7,243)	$36

December 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$122	$0	$122	$(1)	$(34)	$(84)	$3
OTC - cleared	12	0	12	(12)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	134	0	134	(13)	(34)	(84)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	45		45				45
Total derivative assets not subject to a master netting agreement or offsetting arrangement	45		45				45
Total derivative assets	179	0	179	(13)	(34)	(84)	48
Securities lending and similar arrangements	3,945	0	3,945	0	0	(3,945)	0
Total	$4,124	$0	$4,124	$(13)	$(34)	$(4,029)	$48

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2026
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$40	$0	$40	$(39)	$0	$0	$1
OTC - cleared	107	0	107	(32)	0	(72)	3
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	147	0	147	(71)	0	(72)	4
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	743		743				743
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	743		743				743
Total derivative liabilities	890	0	890	(71)	0	(72)	747
Securities lending, repurchase agreements and similar arrangements	6,874	0	6,874	(7,181)	0	(1)	(308)
Total	$7,764	$0	$7,764	$(7,252)	$0	$(73)	$439

December 31, 2025
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$19	$0	$19	$(1)	$(17)	$0	$1
OTC - cleared	188	0	188	(12)	(24)	(151)	1
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	207	0	207	(13)	(41)	(151)	2
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	765		765				765
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	765		765				765
Total derivative liabilities	972	0	972	(13)	(41)	(151)	767
Securities lending and similar arrangements	3,989	0	3,989	(3,945)	0	0	44
Total	$4,961	$0	$4,961	$(3,958)	$(41)	$(151)	$811

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

	September 30, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$12,795	$550	$0	$13,345
Municipalities	0	1,662	0	1,662
Mortgage- and asset-backed securities	0	2,718	3,410	6,128
Public utilities	0	5,760	822	6,582
Sovereign and supranational	0	355	17	372
Banks/financial institutions	51	8,976	0	9,027
Other corporate	0	23,671	128	23,799
Total fixed maturity securities	12,846	43,692	4,377	60,915
Equity securities	810	0	176	986
Other investments	2,549	0	0	2,549
Cash and cash equivalents	5,623	0	0	5,623
Other assets:
Foreign currency swaps	0	37	0	37
Foreign currency forwards	0	93	0	93
Foreign currency options	0	22	0	22
Interest rate swaps	0	32	0	32
Total other assets	0	184	0	184
Total assets	$21,828	$43,876	$4,553	$70,257
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$743	$0	$743
Foreign currency forwards	0	10	0	10
Foreign currency options	0	30	0	30
Interest rate swaps	0	107	0	107
Total liabilities	$0	$890	$0	$890

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$13,921	$686	$0	$14,607
Municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities	0	6,298	876	7,174
Sovereign and supranational	0	383	19	402
Banks/financial institutions	0	9,235	9	9,244
Other corporate	0	26,239	159	26,398
Total fixed maturity securities	13,921	46,843	3,357	64,121
Equity securities	727	0	160	887
Other investments	1,373	0	0	1,373
Cash and cash equivalents	6,245	0	0	6,245
Other assets:
Foreign currency swaps	0	45	0	45
Foreign currency forwards	0	120	0	120
Interest rate swaps	0	14	0	14
Total other assets	0	179	0	179
Total assets	$22,266	$47,022	$3,517	$72,805
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$765	$0	$765
Foreign currency forwards	0	18	0	18
Interest rate swaps	0	189	0	189
Total liabilities	$0	$972	$0	$972

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2026
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,376	$13,652	$120	$0	$13,772
Municipalities	232	0	205	0	205
Public utilities	32	0	26	0	26
Sovereign and supranational	343	0	312	0	312
Other corporate	16	0	14	0	14
Commercial mortgage and other loans	8,857	0	31	8,634	8,665
Other investments (1)	26	0	26	0	26
Total assets	$24,882	$13,652	$734	$8,634	$23,020
Liabilities:
Other policyholders’ funds	$5,446	$0	$0	$5,379	$5,379
Notes payable (excluding leases)	8,817	0	7,274	681	7,955
Total liabilities	$14,263	$0	$7,274	$6,060	$13,334
(1) Excludes policy loans of $210, equity method investments of $4,448, and REO of $820, at carrying value

	December 31, 2025
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$15,459	$14,696	$131	$0	$14,827
Municipalities	235	0	229	0	229
Public utilities	32	0	29	0	29
Sovereign and supranational	378	0	375	0	375
Other corporate	16	0	16	0	16
Commercial mortgage and other loans	9,765	0	0	9,617	9,617
Other investments (1)	28	0	28	0	28
Total assets	$25,913	$14,696	$808	$9,617	$25,121
Liabilities:
Other policyholders’ funds	$5,445	$0	$0	$5,376	$5,376
Notes payable (excluding leases)	8,330	0	7,167	682	7,849
Total liabilities	$13,775	$0	$7,167	$6,058	$13,225
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$12,795	$364	$0	$13,159
Internal	0	186	0	186
Total government and agencies	12,795	550	0	13,345
Municipalities:
Third-party pricing vendor	0	1,516	0	1,516
Internal	0	146	0	146
Total municipalities	0	1,662	0	1,662
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	2,529	0	2,529
Internal	0	187	0	187
Broker/other	0	2	3,410	3,412
Total mortgage- and asset-backed securities	0	2,718	3,410	6,128
Public utilities:
Third-party pricing vendor	0	3,430	0	3,430
Internal	0	2,330	0	2,330
Broker/other	0	0	822	822
Total public utilities	0	5,760	822	6,582
Sovereign and supranational:
Third-party pricing vendor	0	72	0	72
Internal	0	283	0	283
Broker/other	0	0	17	17
Total sovereign and supranational	0	355	17	372
Banks/financial institutions:
Third-party pricing vendor	0	5,596	0	5,596
Internal	51	3,380	0	3,431
Total banks/financial institutions	51	8,976	0	9,027
Other corporate:
Third-party pricing vendor	0	19,156	0	19,156
Internal	0	4,515	0	4,515
Broker/other	0	0	128	128
Total other corporate	0	23,671	128	23,799
Total securities available-for-sale	$12,846	$43,692	$4,377	$60,915
Equity securities, carried at fair value:
Third-party pricing vendor	$810	$0	$0	$810
Internal	0	0	22	22
Broker/other	0	0	154	154
Total equity securities	$810	$0	$176	$986

	September 30, 2026
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,652	$120	$0	$13,772
Total government and agencies	13,652	120	0	13,772
Municipalities:
Third-party pricing vendor	0	205	0	205
Total municipalities	0	205	0	205
Public utilities:
Third-party pricing vendor	0	26	0	26
Total public utilities	0	26	0	26
Sovereign and supranational:
Third-party pricing vendor	0	139	0	139
Internal	0	173	0	173
Total sovereign and supranational	0	312	0	312
Other corporate:
Third-party pricing vendor	0	14	0	14
Total other corporate	0	14	0	14
Total securities held-to-maturity	$13,652	$677	$0	$14,329

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$13,921	$383	$0	$14,304
Internal	0	303	0	303
Total government and agencies	13,921	686	0	14,607
Municipalities:
Third-party pricing vendor	0	1,706	0	1,706
Internal	0	224	0	224
Total municipalities	0	1,930	0	1,930
Mortgage- and asset-backed securities:
Third-party pricing vendor	0	1,824	0	1,824
Internal	0	248	0	248
Broker/other	0	0	2,294	2,294
Total mortgage- and asset-backed securities	0	2,072	2,294	4,366
Public utilities:
Third-party pricing vendor	0	3,660	0	3,660
Internal	0	2,638	0	2,638
Broker/other	0	0	876	876
Total public utilities	0	6,298	876	7,174
Sovereign and supranational:
Third-party pricing vendor	0	79	0	79
Internal	0	304	0	304
Broker/other	0	0	19	19
Total sovereign and supranational	0	383	19	402
Banks/financial institutions:
Third-party pricing vendor	0	5,605	0	5,605
Internal	0	3,630	5	3,635
Broker/other	0	0	4	4
Total banks/financial institutions	0	9,235	9	9,244
Other corporate:
Third-party pricing vendor	0	21,294	0	21,294
Internal	0	4,945	20	4,965
Broker/other	0	0	139	139
Total other corporate	0	26,239	159	26,398
Total securities available-for-sale	$13,921	$46,843	$3,357	$64,121
Equity securities, carried at fair value:
Third-party pricing vendor	$727	$0	$0	$727
Internal	0	0	24	24
Broker/other	0	0	136	136
Total equity securities	$727	$0	$160	$887

	December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held-to-maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third-party pricing vendor	$14,696	$131	$0	$14,827
Total government and agencies	14,696	131	0	14,827
Municipalities:
Third-party pricing vendor	0	229	0	229
Total municipalities	0	229	0	229
Public utilities:
Third-party pricing vendor	0	29	0	29
Total public utilities	0	29	0	29
Sovereign and supranational:
Third-party pricing vendor	0	188	0	188
Internal	0	187	0	187
Total sovereign and supranational	0	375	0	375
Other corporate:
Third-party pricing vendor	0	16	0	16
Total other corporate	0	16	0	16
Total securities held-to-maturity	$14,696	$780	$0	$15,476

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

The following tables present the changes in fair value of the Company's investments carried at fair value classified as Level 3.

Three Months Ended September 30, 2026
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$2,753	$852	$17	$4	$135	$158	$3,919
Net investment gains (losses) included in earnings	3	0	0	1	0	2	6
Unrealized gains (losses) included in other comprehensive income (loss)	(81)	(54)	0	0	(6)	0	(141)
Purchases, issuances, sales and settlements:
Purchases	436	30	0	0	0	16	482
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(87)	(6)	0	(5)	(1)	0	(99)
Transfers into Level 3	386	0	0	0	0	0	386
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$3,410	$822	$17	$0	$128	$176	$4,553
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$2	$0	$0	$0	$0	$2	$4

Three Months Ended September 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,922	$792	$23	$9	$163	$167	$3,076
Net investment gains (losses) included in earnings	0	0	0	0	0	(4)	(4)
Unrealized gains (losses) included in other comprehensive income (loss)	6	9	(1)	0	0	0	14
Purchases, issuances, sales and settlements:
Purchases	208	9	0	0	0	1	218
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(1)	(1)
Settlements	(65)	(4)	0	0	0	0	(69)
Transfers into Level 3	175	0	0	0	0	0	175
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$2,246	$806	$22	$9	$163	$163	$3,409
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$0

Nine Months Ended September 30, 2026
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$2,294	$876	$19	$9	$159	$160	$3,517
Net investment gains (losses) included in earnings	17	5	0	1	6	(1)	28
Unrealized gains (losses) included in other comprehensive income (loss)	(129)	(78)	0	0	(14)	0	(221)
Purchases, issuances, sales and settlements:
Purchases	927	79	0	0	0	17	1,023
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(258)	(60)	(2)	(5)	(23)	0	(348)
Transfers into Level 3	645	0	0	0	0	0	645
Transfers out of Level 3	(86)	0	0	(5)	0	0	(91)
Balance, end of period	$3,410	$822	$17	$0	$128	$176	$4,553
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$4	$1	$0	$0	$0	$3	$8

Nine Months Ended September 30, 2025
	Fixed Maturity Securities					Equity Securities
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Total
Balance, beginning of period	$1,156	$647	$23	$10	$231	$157	$2,224
Net investment gains (losses) included in earnings	0	0	0	0	0	0	0
Unrealized gains (losses) included in other comprehensive income (loss)	36	29	1	(1)	4	0	69
Purchases, issuances, sales and settlements:
Purchases	817	167	0	0	24	8	1,016
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(2)	(2)
Settlements	(121)	(37)	(2)	0	(1)	0	(161)
Transfers into Level 3	358	0	0	0	0	0	358
Transfers out of Level 3	0	0	0	0	(95)	0	(95)
Balance, end of period	$2,246	$806	$22	$9	$163	$163	$3,409
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$4	$4

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2026
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range				Weighted Average
Assets:
Securities available-for-sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$3,410	Consensus pricing	Offered quotes	84.29	-	104.60	(a)	97.00
Public utilities	822	Discounted cash flow	Credit spreads	100 bps	-	708 bps	(c)	179 bps
Sovereign and supranational	17	Consensus pricing	Offered quotes	N/A			(b)	N/A
Other corporate	128	Discounted cash flow	Credit spreads	75 bps	-	384 bps	(c)	216 bps
Equity securities	176	Adjusted cost	Private financials	N/A			(d)	N/A
Total assets	$4,553
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

6.     DEFERRED POLICY ACQUISITION COSTS
The following tables present a rollforward of deferred policy acquisition costs by reporting segment and disaggregated by product type.

	September 30, 2026
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2025	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034
Capitalization	258	71	31	1	96	89	111	61	9	96	0	823
Amortization expense	(140)	(68)	(23)	(2)	(109)	(92)	(119)	(61)	(9)	(36)	0	(659)
Foreign currency translation and other	(14)	(9)	(2)	0	0	0	0	0	0	0	0	(25)
Balance at September 30, 2026	$3,069	$1,834	$452	$50	$896	$638	$1,347	$463	$87	$337	$0	$9,173
Short-duration contracts												13
Total												$9,186

	December 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other	Total
Deferred policy acquisition costs:
Balance at December 31, 2024	$2,776	$1,833	$441	$52	$915	$636	$1,348	$452	$86	$219	$0	$8,758
Capitalization	357	85	33	3	137	127	162	90	13	98	0	1,105
Amortization expense	(188)	(99)	(33)	(3)	(143)	(122)	(155)	(79)	(12)	(40)	0	(874)
Foreign currency translation and other	20	21	5	(1)	0	0	0	0	0	0	0	45
Balance at December 31, 2025	$2,965	$1,840	$446	$51	$909	$641	$1,355	$463	$87	$277	$0	$9,034

There were no changes to the inputs, judgments or methods used to determine amortization amounts during the nine-month periods ended September 30, 2026 and 2025. During the nine-month periods ended September 30, 2026 and 2025, the Company updated the assumptions used to determine amortization using the same assumptions as those used for measuring the liability for future policy benefits. The Company recognizes the effects of changes in assumptions prospectively over the remaining contract term as a revision of the future amortization pattern. For additional information on deferred policy acquisition costs, see Notes 1 and 6 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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

	September 30, 2026
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Beginning balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in cash flow assumptions	(765)	(139)	32	(2)	(5)	(24)	(150)	(27)	(7)	(9)	(109)
Effect of actual variances from expected experience	(326)	(209)	(52)	(8)	(8)	22	(32)	2	(5)	(39)	(69)
Adjusted beginning of period balance	12,110	11,163	4,752	790	2,624	1,724	4,060	1,206	196	1,003	1,657
Issuances	627	221	300	5	238	252	380	178	32	249	688
Interest accrual	250	199	79	10	82	54	132	38	7	36	95
Net premiums collected (1)	(919)	(725)	(526)	(64)	(363)	(303)	(441)	(193)	(29)	(137)	(178)
Foreign currency translation	(70)	(61)	(23)	(3)	0	0	0	0	0	0	0
Other	0	(2)	0	0	(5)	(5)	(5)	(2)	(1)	(5)	(2)
Ending balance at original discount rate	11,998	10,795	4,582	738	2,576	1,722	4,126	1,227	205	1,146	2,260
Effect of changes in discount rate assumptions	(1,733)	(1,862)	(415)	(110)	(239)	(119)	(533)	(119)	(17)	(89)	40
Balance at September 30, 2026	$10,265	$8,933	$4,167	$628	$2,337	$1,603	$3,593	$1,108	$188	$1,057	$2,300
Present value of expected future policy benefits:
Balance at December 31, 2025	$34,987	$17,692	$20,894	$3,671	$3,184	$2,336	$10,845	$1,955	$438	$2,076	$2,444
Beginning balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in cash flow assumptions	(1,177)	(175)	144	72	25	(44)	(252)	(64)	(8)	(19)	(105)
Effect of actual variances from expected experience	(359)	(245)	(71)	(22)	(40)	16	(59)	(6)	(6)	(50)	(59)
Adjusted beginning of period balance	34,902	21,559	25,789	4,808	3,333	2,373	11,501	2,001	444	2,219	2,140
Issuances	641	226	316	8	244	263	393	184	33	257	694
Interest accrual	889	396	396	64	103	75	382	65	15	73	114
Benefit payments	(1,852)	(728)	(1,576)	(166)	(379)	(363)	(738)	(239)	(45)	(89)	(210)
Foreign currency translation	(188)	(113)	(133)	(22)	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	34,392	21,340	24,792	4,692	3,301	2,348	11,538	2,011	447	2,460	2,738
Effect of changes in discount rate assumptions	(4,300)	(5,891)	(6,242)	(1,395)	(336)	(177)	(1,766)	(221)	(47)	(396)	7
Balance at September 30, 2026	30,092	15,449	18,550	3,297	2,965	2,171	9,772	1,790	400	2,064	2,745
Net liability for future policy benefits	19,827	6,516	14,383	2,669	628	568	6,179	682	212	1,007	445
Less: reinsurance recoverable	3,847	913	318	0	0	0	0	0	0	23	24
Net liability for future policy benefits after reinsurance recoverable	$15,980	$5,603	$14,065	$2,669	$628	$568	$6,179	$682	$212	$984	$421
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

	December 31, 2025
	Aflac Japan				Aflac U.S.
(In millions)	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Present value of expected future net premiums:
Balance at December 31, 2024	$14,184	$11,817	$5,156	$846	$2,497	$1,635	$3,901	$1,122	$196	$909	$826
Beginning balance at original discount rate	14,008	11,845	5,084	864	2,687	1,726	4,340	1,221	209	976	824
Effect of changes in cash flow assumptions	(661)	136	(40)	5	18	(22)	(163)	(8)	(10)	(5)	386
Effect of actual variances from expected experience	(436)	(84)	(62)	(12)	21	20	(2)	16	(10)	(32)	146
Adjusted beginning of period balance	12,911	11,897	4,982	857	2,726	1,724	4,175	1,229	189	939	1,356
Issuances	1,114	253	405	9	295	341	488	211	50	246	571
Interest accrual	364	292	110	16	110	69	177	50	9	42	73
Net premiums collected (1)	(1,379)	(1,076)	(795)	(95)	(487)	(402)	(590)	(255)	(39)	(171)	(138)
Foreign currency translation	193	146	70	13	0	0	0	0	0	0	0
Other	(2)	(1)	0	0	(7)	(6)	(8)	(4)	(1)	(5)	(27)
Ending balance at original discount rate	13,201	11,511	4,772	800	2,637	1,726	4,242	1,231	208	1,051	1,835
Effect of changes in discount rate assumptions	(994)	(1,162)	(225)	(75)	(112)	(41)	(297)	(60)	(6)	(30)	133
Balance at December 31, 2025	$12,207	$10,349	$4,547	$725	$2,525	$1,685	$3,945	$1,171	$202	$1,021	$1,968
Present value of expected future policy benefits:
Balance at December 31, 2024	$40,781	$20,606	$24,265	$4,225	$3,127	$2,330	$10,701	$1,897	$441	$1,847	$1,288
Beginning balance at original discount rate	37,856	21,957	26,330	4,765	3,386	2,466	12,013	2,073	477	2,126	1,293
Effect of changes in cash flow assumptions	(1,130)	108	(101)	74	47	(46)	(219)	(4)	(15)	(17)	399
Effect of actual variances from expected experience	(483)	(102)	(61)	(21)	9	5	(15)	8	(13)	(53)	148
Adjusted beginning of period balance	36,243	21,963	26,168	4,818	3,442	2,425	11,779	2,077	449	2,056	1,840
Issuances	1,138	260	417	14	300	355	503	217	50	254	574
Interest accrual	1,299	564	569	91	138	99	515	87	20	87	97
Benefit payments	(2,723)	(1,044)	(1,753)	(218)	(532)	(478)	(985)	(310)	(61)	(109)	(207)
Foreign currency translation	481	236	315	53	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Ending balance at original discount rate	36,438	21,979	25,716	4,758	3,348	2,401	11,812	2,071	458	2,288	2,304
Effect of changes in discount rate assumptions	(1,451)	(4,287)	(4,822)	(1,087)	(164)	(65)	(967)	(116)	(20)	(212)	140
Balance at December 31, 2025	34,987	17,692	20,894	3,671	3,184	2,336	10,845	1,955	438	2,076	2,444
Net liability for future policy benefits	22,780	7,343	16,347	2,946	659	651	6,900	784	236	1,055	476
Less: reinsurance recoverable	4,406	1,062	0	0	0	0	0	0	0	25	11
Net liability for future policy benefits after reinsurance recoverable	$18,374	$6,281	$16,347	$2,946	$659	$651	$6,900	$784	$236	$1,030	$465
(1) Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected future benefit payments.

The following tables present the weighted-average interest rates and weighted-average liability duration (calculated using the original discount rate) by reporting segment and disaggregated by product type.

September 30, 2026
	Aflac Japan				Aflac U.S.
	Cancer	Medical and Other Health	Life Insurance	Other	Accident	Disability	Critical Care	Hospital Indemnity	Dental/ Vision	Life Insurance	Other
Weighted-average interest, original discount rate (1)	3.8%	2.5%	2.1%	1.8%	4.1%	4.4%	4.5%	4.5%	4.4%	4.0%	5.5%
Weighted-average interest, current discount rate (1)	4.1%	4.7%	3.8%	4.4%	5.7%	5.5%	5.8%	5.7%	5.7%	5.8%	5.8%
Weighted-average liability duration (years)	12.0	21.8	15.8	15.5	7.5	5.6	10.5	8.4	7.5	13.9	8.2
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

(In millions)	September 30, 2026	December 31, 2025
Balances included in future policy benefits rollforward:
Aflac Japan
Cancer	$19,827	$22,780
Medical and other health	6,516	7,343
Life insurance	14,383	16,347
Other	2,669	2,946
Aflac U.S.
Accident	628	659
Disability	568	651
Critical care	6,179	6,900
Hospital indemnity	682	784
Dental/vision	212	236
Life insurance	1,007	1,055
Other	445	476
Corporate and other	6,739	4,317
Deferred profit liability	2,119	2,066
Deferred reinsurance gain liability	872	757
Intercompany eliminations (1)	(6,863)	(4,997)
Total	$55,983	$62,320
(1) Elimination entry necessary due to the internal reinsurance transactions with Aflac Re and to recapture a portion of policy liabilities ceded externally as a result of the reinsurance retrocession transaction. See Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

There were no changes to the inputs, judgments or methods used in measuring the liability for future policy benefits during the nine-month periods ended September 30, 2026 and 2025.

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

There were no changes to the methods used to determine the discount rates during the nine-month periods ended September 30, 2026 and 2025.

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
•For the three- and nine-month periods ended September 30, 2026 and 2025, the variance of actual experience from expected experience was primarily due to favorable morbidity and lapse experience relative to the underlying assumptions.
The Company performs a more detailed annual review of its assumptions annually during the third quarter.
•In 2026, the Company's annual assumption review process resulted in favorable changes largely due to favorable mortality assumptions related to cancer products in Japan and favorable morbidity assumptions in the U.S.
•In 2025, the Company's annual assumption review process resulted in favorable changes largely due to favorable morbidity assumptions in Japan and favorable morbidity and termination assumptions in the U.S.
Favorable morbidity experience has been reflected in the annual assumptions primarily due to lower utilization of certain cancer benefits, including reduced hospitalizations and fewer first-occurrence claims influenced by COVID-19-related persistent or structural changes in utilization. While recognizing ongoing uncertainty, management has reviewed these trends and incorporated elements of the observed experience into its assumptions where considered appropriate.

The following table summarizes the amount of net earned premiums recognized in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net earned premiums:
Aflac Japan
Cancer	$720	$850	$2,332	$2,574
Medical and other health	474	535	1,443	1,621
Life insurance	342	281	932	925
Other	30	34	87	99
Aflac U.S.
Accident	299	305	907	925
Disability	372	349	1,118	1,055
Critical care	437	439	1,322	1,323
Hospital indemnity	179	181	544	548
Dental/vision	59	52	173	153
Life insurance	204	171	598	510
Other	76	53	211	143
Corporate and other	252	214	610	618
Reinsurance ceded	(140)	(92)	(411)	(271)
Total	$3,304	$3,372	$9,866	$10,223

The following table summarizes the amount of interest expense related to insurance contracts recognized in benefits and claims, excluding reserve remeasurement in the consolidated statements of earnings by reporting segment and disaggregated by product type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest expense:
Aflac Japan
Cancer	$208	$236	$639	$710
Medical and other health	66	69	197	204
Life insurance	105	117	317	347
Other	18	19	54	57
Aflac U.S.
Accident	7	7	21	20
Disability	7	8	21	23
Critical care	83	84	250	254
Hospital indemnity	9	9	27	28
Dental/vision	3	2	8	8
Life insurance	12	11	37	34
Other	7	6	19	18
Total	$525	$568	$1,590	$1,703

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

	September 30, 2026		December 31, 2025
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Undiscounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$50,035	$51,670	$52,505	$54,844
Medical and other health	31,205	33,859	32,757	35,043
Life insurance	10,437	36,231	10,781	37,340
Other	1,257	6,263	1,351	6,419
Aflac U.S.
Accident	8,194	4,534	8,560	4,660
Disability	5,641	2,975	5,697	3,033
Critical care	18,924	19,361	19,182	19,971
Hospital indemnity	4,771	2,899	4,757	3,027
Dental/vision	1,041	643	1,081	657
Life insurance	3,824	4,407	3,326	3,948
Other	4,245	4,878	3,477	4,105
Total	$139,574	$167,720	$143,474	$173,047

	September 30, 2026		December 31, 2025
(In millions)	Gross Premiums	Benefits and Expenses	Gross Premiums	Benefits and Expenses
Discounted expected future gross premiums and expected future policy benefits and expenses:
Aflac Japan
Cancer	$32,407	$30,092	$36,796	$34,987
Medical and other health	19,438	15,449	22,239	17,692
Life insurance	7,906	18,550	8,625	20,894
Other	883	3,297	1,018	3,671
Aflac U.S.
Accident	5,509	2,965	6,002	3,184
Disability	4,205	2,171	4,478	2,336
Critical care	11,056	9,772	11,988	10,845
Hospital indemnity	3,151	1,790	3,333	1,955
Dental/vision	681	400	755	438
Life insurance	2,525	2,064	2,358	2,076
Other	2,419	2,745	2,105	2,444
Total	$90,180	$89,295	$99,697	$100,522

Loss expense as a result of NPR capping for the three- and nine-month periods ended September 30, 2026 and 2025 was immaterial.

Other Policyholders' Funds

As of September 30, 2026 and December 31, 2025, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums.

The following table presents the changes in other policyholders’ funds.

(In millions)	September 30, 2026	December 31, 2025
Other policyholders' funds:
Fixed annuities account balance, beginning of period (1)	$5,152	$5,221
Premiums received	66	97
Transfers from WAYS conversions	288	307
Surrenders and withdrawals	(55)	(64)
Benefit payments	(389)	(513)
Interest credited	35	49
Foreign currency translation and other	(26)	55
Fixed annuities account balance, end of period	5,071	5,152
Other deposit type reserves	375	293
Total	$5,446	$5,445
(1) Aflac Japan fixed annuities

The following table presents other policyholders’ funds balances by range of guaranteed crediting rates.

	September 30, 2026			December 31, 2025
(In millions)	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value	Range of Guaranteed Minimum Crediting Rates (2)	At Guaranteed Minimum	Cash Surrender Value
Fixed annuities (1)	0.5% - 2.1%	$5,071	$5,005	0.5% - 2.2%	$5,152	$5,083
(1) Aflac Japan fixed annuities
(2) Weighted-average crediting rate of 1.5% at September 30, 2026 and December 31, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Earned premiums:
Direct	$3,421	$3,413	$10,206	$10,371
Ceded	(140)	(92)	(411)	(271)
Assumed	23	51	71	123
Net earned premiums	$3,304	$3,372	$9,866	$10,223

Benefits and claims, excluding reserve remeasurement:
Direct	$1,978	$2,051	$5,950	$6,179
Ceded	(99)	(57)	(287)	(177)
Assumed	13	22	41	47
Benefits and claims, excluding reserve remeasurement	1,892	2,016	5,704	6,049
Reserve remeasurement (gains) losses:
Direct	(450)	(570)	(574)	(648)
Ceded	(3)	(10)	(6)	(10)
Assumed	0	0	(1)	0
Reserve remeasurement (gains) losses	(453)	(580)	(581)	(658)
Total benefits and claims, net	$1,439	$1,436	$5,123	$5,391

The Company reported a deferred reinsurance gain liability related to reinsurance transactions. The remaining consolidated deferred reinsurance gain liability of $294 million and $125 million as of September 30, 2026 and December 31, 2025, respectively, is included in future policy benefits in the consolidated balance sheets and it is being amortized over the expected premium period based on annualized premiums, units in force, or over the remaining expected life of the reinsurance contract based on benefit payments. The amortization is included in benefits and claims in the consolidated statements of earnings.

The Company also reported a reinsurance recoverable with a remaining balance, net of allowance for credit losses of $458 million and $161 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the related allowance for credit losses was $16 million, compared with $4 million as of December 31, 2025. The allowance for credit losses is estimated using a PD / LGD method and the key credit quality indicator is the credit rating of the Company’s significant reinsurance counterparties. The Company uses external credit ratings focused on these reinsurers' financial strength and credit worthiness. As of September 30, 2026, the Company's significant reinsurance counterparties were rated A+. The Company monitors these credit ratings periodically, but not less frequently than quarterly.

In July 2026, ALIJ entered into a coinsurance transaction whereby it ceded 50% of the liabilities associated with certain cancer insurance policies and riders to Aflac Re. This transaction transferred approximately $2.7 billion of reserves associated with these policies. Approximately $1.5 billion of assets were transferred from ALIJ to Aflac Re as consideration for assuming the reinsurance risk. This internal reinsurance transaction with Aflac Re has no financial statement impact on a consolidated basis, except for the effect of foreign currency accounting.

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
For additional information on reinsurance, see Notes 1 and 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.
9.    NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2026	December 31, 2025
1.125% senior sustainability notes paid March 2026	$0	$400
2.875% senior notes due October 2026 (1)	299	299
3.60% senior notes due April 2030	995	995
5.150% senior notes due May 2036	494	0
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	255
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	543	542
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	380	382
1.048% senior notes due March 2029 (principal amount ¥13.0 billion)	82	83
2.117% senior notes due May 2029 (principal amount ¥3.1 billion)	19	0
1.075% senior notes due September 2029 (principal amount ¥33.4 billion)	212	213
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	80	80
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	84	85
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	185	186
1.726% senior notes due October 2030 (principal amount ¥35.0 billion)	222	223
1.412% senior notes due March 2031 (principal amount ¥27.9 billion)	178	178
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	191	191
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	59	59
2.802% senior notes due December 2031 (principal amount ¥41.8 billion)	261	0
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	131	131
1.990% senior notes due May 2032 (principal amount ¥18.2 billion)	116	116
1.320% senior notes due December 2032 (principal amount ¥21.1 billion)	134	134
2.003% senior notes due December 2032 (principal amount ¥23.4 billion)	148	149
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	76	76
3.123% senior notes due May 2033 (principal amount ¥13.1 billion)	82	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	96	97
1.682% senior notes due March 2034 (principal amount ¥7.7 billion)	49	49
1.600% senior notes due March 2034 (principal amount ¥18.3 billion)	116	116
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	62	62
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	67	67
2.320% senior notes due May 2035 (principal amount ¥38.3 billion)	244	245
2.369% senior notes due June 2035 (principal amount ¥9.5 billion)	60	60
1.740% senior notes due March 2036 (principal amount ¥15.0 billion)	94	95
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	63	64
3.482% senior notes due May 2036 (principal amount ¥7.9 billion)	49	0
1.594% senior notes due September 2037 (principal amount ¥6.5 billion)	41	41
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	56	56
1.920% senior notes due March 2039 (principal amount ¥16.5 billion)	104	104
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	40	40
2.650% senior notes due May 2040 (principal amount ¥11.6 billion)	74	74
2.779% senior notes due June 2040 (principal amount ¥7.0 billion)	44	45
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	63	63

(continued)

(In millions)	September 30, 2026	December 31, 2025
2.160% senior notes due March 2044 (principal amount ¥5.7 billion)	35	36
3.040% senior notes due May 2045 (principal amount ¥7.0 billion)	45	45
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	378	379
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	126	127
2.144% senior notes due September 2052 (principal amount ¥12.0 billion)	76	76
1.958% subordinated bonds due December 2053 (principal amount ¥30.0 billion)	190	191
2.400% senior notes due March 2054 (principal amount ¥19.5 billion)	123	124
Yen-denominated loans:
Variable interest rate loan due August 2027 (1.81% in 2026 and 1.08% in 2025, principal amount ¥11.7 billion)	75	75
Variable interest rate loan due August 2029 (1.91% in 2026 and 1.18% in 2025, principal amount ¥25.3 billion)	161	161
Variable interest rate loan due August 2032 (2.06% in 2026 and 1.33% in 2025, principal amount ¥70.0 billion)	445	446
Finance lease obligations payable through 2031	9	6
Operating lease obligations payable through 2049	74	73
Total notes payable and lease obligations	$8,900	$8,409
(1) Matured in October 2026
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
Interest expense related to the Company's notes payable, which is included in interest expense in the consolidated statements of earnings, was $68 million and $56 million for the three-month periods and $190 million and $157 million for the nine-month periods ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the Parent Company had no senior note issuances under these facility agreements. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

A summary of the Company's lines of credit as of September 30, 2026 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 4, 2026	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	May 13, 2030, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to, at the Company's option, either (a) Tokyo Interbank Market Rate (TIBOR) plus an applicable margin or (b) an alternative TIBOR based on the rate offered by the agent to major banks in yen for the applicable period plus an applicable margin	No later than May 14, 2030	.28% to .45%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	February 13, 2031, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) Secured Overnight Financing Rate (SOFR) for U.S. dollar-denominated borrowings or TIBOR for Japanese yen-denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by the agent as its prime rate, or (3) SOFR for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than February 13, 2031	.07% to .15%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to SOFR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (1) the lender's U.S. dollar short-term commercial loan rate and (2) the federal funds rate plus 1/2 of 1%	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2026	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 1, 2026	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 30, 2026	$250 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 1, 2026	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2026	¥50.0 billion	¥0.0 billion	Three-month Japanese yen TIBOR plus 75 basis points per annum	No later than November 27, 2026	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2026	¥50.0 billion	¥0.0 billion	Three-month Japanese yen TIBOR plus 75 basis points per annum	No later than November 27, 2026	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	December 1, 2026	$25 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	December 1, 2026	$15 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
TOIC(1)	uncommitted revolving	364 days	December 1, 2026	$0.3 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	December 1, 2026	$30 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 75 basis points per annum	No later than December 2, 2026	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	December 1, 2026	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 97 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 97 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Re(1)	uncommitted revolving	364 days	December 1, 2026	$400 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Asset Management LLC(1)	uncommitted revolving	364 days	December 1, 2026	$25 million	$5 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
Aflac Global Ventures LLC(1)	uncommitted revolving	364 days	December 1, 2026	$2 million	$0 million	Three-month term SOFR plus a 10 basis point SOFR adjustment and an additional 68 basis points per annum for U.S. dollar-denominated borrowings or three-month TIBOR plus 68 basis points per annum for Japanese yen-denominated borrowings	No later than December 2, 2026	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2026. No events of default or defaults occurred during the nine-month period ended September 30, 2026.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

10.    INCOME TAXES
During the third quarter of 2026, the Company established a valuation allowance of $215 million against a portion of its deferred tax assets associated with tax capital loss carryforwards, of which $164 million was included in other comprehensive income and $51 million was included in consolidated net earnings as a component of income taxes. In assessing the realizability of these deferred tax assets, the Company considered all available positive and negative evidence, including the increase in realized tax capital losses and the decrease in gross unrealized tax capital gains primarily related to available-for-sale securities, and concluded that it is more likely than not that a portion of the deferred tax assets related to tax capital loss carryforwards will not be realized. The valuation allowance reflects management's assessment of the amount of tax capital gains expected to be available to utilize the tax capital loss carryforwards before their expiration. The Company will continue to assess the realizability of its deferred tax assets at each reporting date.

11.    SHAREHOLDERS’ EQUITY
Share Data: The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2026	2025
Common stock - issued:
Balance, beginning of period	1,357,909	1,356,763
Exercise of stock options and issuance of restricted shares	940	1,078
Balance, end of period	1,358,849	1,357,841
Treasury stock:
Balance, beginning of period	839,219	806,799
Purchases of treasury stock:
Share repurchase program	24,310	25,744
Other	359	407
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(471)	(537)
Exercise of stock options	(50)	(57)
Other	(169)	(225)
Balance, end of period	863,198	832,131
Shares outstanding, end of period	495,651	525,710

Share Repurchase Program: During the first nine months of 2026, the Company repurchased 24.3 million shares of its common stock for $2.8 billion as part of its share repurchase program. During the first nine months of 2025, the Company repurchased 25.7 million shares of its common stock for $2.7 billion as part of its share repurchase program. As of September 30, 2026, a remaining balance of 90.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Anti-dilutive share-based awards	1	1	99	1

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2026
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2026	$(5,048)	$(2,753)	$(16)	$10,415	$83	$2,681
Other comprehensive income (loss) before reclassification	123	(2,907)	0	1,849	3	(932)
Amounts reclassified from accumulated other comprehensive income (loss)	0	665	0	0	(1)	664
Net current-period other comprehensive income (loss)	123	(2,242)	0	1,849	2	(268)
Balance at September 30, 2026	$(4,925)	$(4,995)	$(16)	$12,264	$85	$2,413
All amounts in the table above are net of tax.

Three Months Ended September 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at June 30, 2025	$(4,282)	$(1,828)	$(17)	$5,594	$42	$(491)
Other comprehensive income (loss) before reclassification	(222)	152	0	1,238	0	1,168
Amounts reclassified from accumulated other comprehensive income (loss)	0	(25)	1	0	0	(24)
Net current-period other comprehensive income (loss)	(222)	127	1	1,238	0	1,144
Balance at September 30, 2025	$(4,504)	$(1,701)	$(16)	$6,832	$42	$653
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2026
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2025	$(4,847)	$(1,809)	$(13)	$8,035	$86	$1,452
Other comprehensive income (loss) before reclassification	(78)	(4,055)	0	4,229	1	97
Amounts reclassified from accumulated other comprehensive income (loss)	0	869	(3)	0	(2)	864
Net current-period other comprehensive income (loss)	(78)	(3,186)	(3)	4,229	(1)	961
Balance at September 30, 2026	$(4,925)	$(4,995)	$(16)	$12,264	$85	$2,413
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2025
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Pension Liability Adjustment	Total
Balance at December 31, 2024	$(4,998)	$24	$(20)	$2,006	$10	$(2,978)
Other comprehensive income (loss) before reclassification	494	(1,679)	2	4,826	32	3,675
Amounts reclassified from accumulated other comprehensive income (loss)	0	(46)	2	0	0	(44)
Net current-period other comprehensive income (loss)	494	(1,725)	4	4,826	32	3,631
Balance at September 30, 2025	$(4,504)	$(1,701)	$(16)	$6,832	$42	$653
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2026
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(842)	Net investment gains (losses)
	177	Tax (expense) or benefit(1)
	$(665)	Net of tax
Unrealized gains (losses) on derivatives	$0	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$1	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$(664)	Net of tax
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

(In millions)	Nine Months Ended September 30, 2026
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(1,100)	Net investment gains (losses)
	231	Tax (expense) or benefit(1)
	$(869)	Net of tax
Unrealized gains (losses) on derivatives	$4	Net investment gains (losses)
	(1)	Tax (expense) or benefit(1)
	$3	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$2	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$2	Net of tax
Total reclassifications for the period	$(864)	Net of tax
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

The Plan allows for a maximum number of shares issuable over its term of 75 million shares, including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan. As of September 30, 2026, approximately 31.7 million shares were available for future grants under the Plan.

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

The Compensation Committee of the board of directors has the discretion to determine vesting schedules.

Stock Options

The following table provides information on stock options outstanding and exercisable at September 30, 2026.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	149	1.0	$11	$38.67
Exercisable	149	1.0	11	38.67

The Company received cash from the exercise of stock options in the amount of $6 million and $7 million during the first nine months of 2026 and 2025, respectively. The tax benefit realized as a result of stock option exercises and restricted stock releases was $29 million in the first nine months of 2026, compared with $31 million in the first nine months of 2025.

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

Restricted Stock

The value of restricted stock is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the nine-month period ended September 30, 2026.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2025	1,867	$86.15
Granted in 2026	942	119.66
Canceled in 2026	(28)	104.87
Vested in 2026	(1,102)	75.55
Restricted stock at September 30, 2026	1,679	$102.87

As of September 30, 2026, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock was $65 million, of which $34 million (1.4 million shares) was related to performance-based restricted stock. The Company expects to recognize these amounts over a weighted-average period of approximately 1.4 years. There are no other contractual terms covering restricted stock once vested.

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

Pension expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes other components of net periodic pension costs (other than service costs) of $(1) million and $3 million for the three-month periods and $2 million and $62 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Total net periodic benefit cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits
	Japan		U.S.
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$2	$4	$0	$0
Interest cost	2	2	2	3
Expected return on plan assets	(4)	(2)	0	0
Amortization of net actuarial (gain) loss	0	0	(1)	0
Settlement (gain) loss	0	0	0	0
Net periodic benefit cost (credit)	$0	$4	$1	$3

	Nine Months Ended September 30,
	Pension Benefits
	Japan		U.S.
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$7	$10	$0	$0
Interest cost	7	6	7	13
Expected return on plan assets	(10)	(6)	0	(5)
Amortization of net actuarial (gain) loss	(1)	0	(1)	(1)
Settlement (gain) loss	0	0	0	55
Net periodic benefit cost (credit)	$3	$10	$6	$62
During the nine months ended September 30, 2026, Aflac Japan contributed approximately $17 million (using the weighted-average Japanese yen/U.S. dollar exchange rate for the nine-month period ended September 30, 2026) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

14.    COMMITMENTS AND CONTINGENT LIABILITIES
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

As previously disclosed, Aflac Japan detected an unauthorized third-party had accessed certain Aflac Japan systems on June 25, 2026. This incident is limited to systems in Japan. The Company’s systems related to its U.S. business were not accessed by the unauthorized third-party. Based on the information currently available, as of the date of this report, the Company believes that the potential amount of loss cannot be reasonably estimated.
Outsourcing Agreements and Other Commitments
In March 2026, the Company renewed an outsourcing agreement with a technology and consulting company that provides for mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. The agreement has a remaining term of three years with an aggregate remaining cost of ¥37.3 billion ($237 million using the September 30, 2026 foreign exchange rate).
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
Guaranty fund assessments for the three- and nine-month periods ended September 30, 2026 and 2025 were immaterial.

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the nine-month periods ended September 30, 2026 and 2025, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). In this MD&A, amounts may not foot due to rounding.

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
Performance Highlights
Total revenues were $3.3 billion in the third quarter of 2026, compared with $4.7 billion in the third quarter of 2025, primarily due to net investment losses of $1.1 billion in the third quarter of 2026 largely associated with a strategic repositioning of the investment portfolio, compared with net investment gains of $275 million in the third quarter of 2025.
Net earnings were $303 million, or $.61 per diluted share, in the third quarter of 2026, compared with $1.6 billion, or $3.08 per diluted share, in the third quarter of 2025. Net earnings in the third quarter of 2026 included a $51 million tax capital loss valuation allowance established against a portion of the Company's deferred tax assets associated with tax capital loss carryforwards.
Net earnings in the third quarter of 2026 included net investment losses of $1.1 billion, compared with net investment gains of $275 million in the third quarter of 2025. Net investment losses in the third quarter of 2026 included $842 million of net losses from sales and redemptions; $146 million of net losses from certain derivative and foreign currency gains or losses; an increase in credit loss allowances of $102 million; $1 million of impairments; offset by a gain of $19 million from an increase in the fair value of equity securities.
Total revenues were $11.7 billion in the first nine months of 2026, compared with $12.3 billion in the first nine months of 2025.
Net earnings were $2.1 billion, or $4.24 per diluted share, in the first nine months of 2026, compared with $2.3 billion, or $4.21 per diluted share, in the first nine months of 2025. Net earnings in the first nine months of 2026 included a $51 million tax capital loss valuation allowance established against a portion of the Company's deferred tax assets associated with tax capital loss carryforwards.
Net earnings in the first nine months of 2026 included net investment losses of $1.2 billion, compared with net investment losses of $1.1 billion in the first nine months of 2025. Net investment losses in the first nine months of 2026 included $1.1 billion of net losses from sales and redemptions; an increase in credit loss allowances of $240 million; $36 million of impairments; offset by $104 million of net gains from certain derivative and foreign currency gains or losses; and a gain of $92 million from an increase in the fair value of equity securities.
Adjusted earnings(1) in the third quarter of 2026 were $1.2 billion, or $2.43 per diluted share, compared with $1.3 billion, or $2.49 per diluted share, in the third quarter of 2025. The average yen/dollar exchange rate(2) for the three-month period ended September 30, 2026 was 158.49, or 6.8% weaker than the average rate of 147.68 for the same period in 2025. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.03.
Adjusted earnings(1) in the first nine months of 2026 were $3.0 billion, or $5.92 per diluted share, compared with $3.2 billion, or $5.92 per diluted share, in the first nine months of 2025. The average yen/dollar exchange rate(2) for the nine-month period ended September 30, 2026 was 158.28, or 6.5% weaker than the average rate of 148.03 for the same period in 2025. The weaker yen/dollar exchange rate negatively impacted adjusted earnings per diluted share by $.10.
Shareholders’ equity was $29.3 billion, or $59.08 per share, at September 30, 2026, compared with $29.5 billion, or $56.85 per share, at December 31, 2025.
Shareholders’ equity at September 30, 2026 included a cumulative increase of $12.3 billion from the effect of changes in discount rate assumptions on insurance reserves, compared with a corresponding cumulative increase of $8.0 billion at

December 31, 2025, and a net unrealized loss on investment securities and derivatives of $5.0 billion, compared with a net unrealized loss of $1.8 billion at December 31, 2025. Shareholders’ equity at September 30, 2026 also included an unrealized foreign currency translation loss of $4.9 billion, compared with an unrealized foreign currency translation loss of $4.8 billion at December 31, 2025. The annualized return on average shareholders’ equity in the third quarter of 2026 was 4.1%.
Shareholders’ equity excluding accumulated other comprehensive income (adjusted book value(1)) was $26.9 billion, or $54.21 per share, at September 30, 2026, compared with $28.0 billion, or $54.06 per share, at December 31, 2025. Adjusted book value excluding foreign currency remeasurement(1) was $20.2 billion, or $40.73 per share, at September 30, 2026, compared with $22.1 billion, or $42.66 per share, at December 31, 2025. The annualized adjusted return on equity excluding foreign currency remeasurement(1) in the third quarter of 2026 was 23.7%.
In the first nine months of 2026, Aflac Incorporated repurchased $2.8 billion, or 24.3 million of its common shares. At September 30, 2026, the Company had 90.0 million remaining shares authorized for repurchase.

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
Based on the information currently available, as of the date of this report, the Company does not believe that the June 2025 U.S. Cyber Incident is reasonably likely to have a material impact on the Company’s financial condition or results of operations. The Company continues to assess the financial impact of the June 2025 U.S. Cyber Incident, including how much of the financial impact will be covered by insurance. As a result of the June 2025 U.S. Cyber Incident, the Company has incurred certain costs and may, depending on future developments, incur additional costs, including but not limited to: costs to provide credit monitoring, identity theft protection, and Medical Shield to impacted individuals; incident response costs; expenses arising from litigation, governmental investigations, or potential enforcement actions; expenses related to compliance, finance, and legal advisory services; elevated cybersecurity insurance premiums; and costs incurred in meeting evolving legal and regulatory requirements concerning cybersecurity governance, monitoring, and disclosure. Based on the information currently available, as of the date of this report, the Company believes that the potential amount of loss cannot be reasonably estimated.
As previously disclosed, Aflac Japan detected an unauthorized third-party had accessed certain Aflac Japan systems on June 25, 2026 (the June 2026 Japan Cyber Incident). Aflac Japan remains in communication with regulators and other relevant authorities. Based on the information currently available, as of the date of this report, the Company believes that the potential amount of loss cannot be reasonably estimated.
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
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Net earnings	$303	$1,639	$.61	$3.08	$2,147	$2,267	$4.24	$4.21
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	1,026	(335)	2.06	(.63)	1,029	966	2.03	1.79
Other and non-recurring (income) loss	0	1	.00	.00	0	54	.00	.10
Income tax (benefit) expense on items excluded from adjusted earnings	(166)	22	(.33)	.04	(229)	(97)	(.45)	(.18)
Tax valuation allowance	51	0	.10	.00	51	0	.10	.00
Adjusted earnings	1,214	1,327	2.43	2.49	2,998	3,190	5.92	5.92
Current period foreign currency impact (2)	14	N/A	.03	N/A	49	N/A	.10	N/A
Adjusted earnings excluding current period foreign currency impact	$1,228	$1,327	$2.46	$2.49	$3,047	$3,190	$6.02	$5.92
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

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net investment (gains) losses	$1,072	$(275)	$1,176	$1,109
Items impacting net investment (gains) losses:
Amortized hedge costs	(11)	(13)	(38)	(31)
Amortized hedge income	14	20	51	80
Net interest income (expense) from derivatives associated with certain investment strategies	(49)	(66)	(160)	(195)
Impact of interest from derivatives associated with notes payable	0	(1)	0	3
Adjusted net investment (gains) losses	$1,026	$(335)	$1,029	$966

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
Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 39.6% for the three-month period ended September 30, 2026, compared with 17.8% for the same period in 2025. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 21.1% for the nine-month period ended September 30, 2026, compared with 23.4% for the same period in 2025. The combined effective tax rate differs from the U.S. statutory rate primarily due to the tax capital loss valuation allowance established in the third quarter of 2026 against a portion of the Company's deferred tax assets associated with tax capital loss carryforwards. For additional information on the tax capital loss valuation allowance, see Note 10 of the accompanying Notes to the Consolidated Financial Statements.

For additional information on income taxes, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of Item 7. MD&A in the 2025 Annual Report. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Item 1A. Risk Factors of the 2025 Annual Report for more information.

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

(In millions, except for share and per-share amounts)	September 30, 2026	December 31, 2025
U.S. GAAP book value	$29,283	$29,490
Items impacting U.S. GAAP book value:
Unrealized foreign currency translation gains (losses)	(4,925)	(4,847)
Unrealized gains (losses) on securities and derivatives	(5,011)	(1,822)
Effect of changes in discount rate assumptions	12,264	8,035
Pension liability adjustment	85	86
Total accumulated other comprehensive income	2,413	1,452
Adjusted book value	26,870	28,038
Foreign currency remeasurement gains (losses)	6,681	5,910
Adjusted book value excluding foreign currency remeasurement	$20,189	$22,128

Number of shares outstanding at end of period	495,651	518,690

U.S. GAAP book value per common share	$59.08	$56.85
Items impacting U.S. GAAP book value per common share:
Unrealized foreign currency translation gains (losses) per common share	(9.94)	(9.34)
Unrealized gains (losses) on securities and derivatives per common share	(10.11)	(3.51)
Effect of changes in discount rate assumptions per common share	24.74	15.49
Pension liability adjustment per common share	.17	.17
Total accumulated other comprehensive income per common share	4.87	2.80
Adjusted book value per common share	54.21	54.06
Foreign currency remeasurement gains (losses) per common share	13.48	11.39
Adjusted book value excluding foreign currency remeasurement per common share	$40.73	$42.66

Reconciliation of Return on Equity to Adjusted Return on Equity
(Excluding Foreign Currency Remeasurement)

The following table is a reconciliation of items impacting adjusted return on equity excluding foreign currency remeasurement to the most directly comparable U.S. GAAP financial measure of return on equity.

	Three Months Ended September 30,
	2026	2025
U.S. GAAP return on equity - net earnings (1)	4.1%	23.5%
Impact of excluding unrealized foreign currency translation gains (losses)	(.8)	(5.4)
Impact of excluding unrealized gains (losses) on securities and derivatives	(.6)	(2.2)
Impact of excluding effect of changes in discount rate assumptions	1.8	7.7
Impact of excluding pension liability adjustment	.0	.1
Impact of excluding accumulated other comprehensive income	.4	.1
U.S. GAAP return on equity less accumulated other comprehensive income	4.4	23.5
Differences between adjusted earnings and net earnings (2)	13.4	(4.5)
Adjusted return on equity - reported	17.8	19.1
Impact of excluding gains (losses) associated with foreign currency remeasurement (3)	5.9	4.0
Adjusted return on equity excluding foreign currency remeasurement	23.7	23.1
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
Aflac Japan Summary of Operating Results

	In Dollars				In Yen
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of dollars and billions of yen)	2026	2025	2026	2025	2026	2025	2026	2025
Net earned premiums (1)	$1,508	$1,663	$4,618	$5,105	¥240	¥245	¥732	¥756
Net investment income: (2)
Yen-denominated investment income	205	217	592	687	33	32	94	102
U.S. dollar-denominated investment income	445	461	1,292	1,294	71	68	205	191
Net investment income	650	678	1,884	1,981	103	100	299	293
Amortized hedge costs	11	13	38	31	2	2	6	5
Adjusted net investment income	639	665	1,846	1,950	102	98	293	288
Other income (loss)	9	7	25	24	1	1	4	4
Total adjusted revenues	2,156	2,335	6,489	7,079	343	344	1,029	1,048
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	938	1,130	2,979	3,446	150	167	472	511
Reserve remeasurement (gains) losses	(201)	(474)	(269)	(513)	(31)	(71)	(42)	(76)
Total benefits and claims, net	737	656	2,710	2,933	118	96	430	434
Adjusted expenses:
Amortization of deferred policy acquisition costs	79	81	233	245	12	12	37	36
Insurance commissions	93	111	282	328	15	16	45	49
Insurance and other expenses	286	271	803	845	45	40	127	125
Total adjusted expenses	458	463	1,318	1,418	73	68	209	210
Total benefits and adjusted expenses	1,195	1,119	4,028	4,351	191	165	639	644
Pretax adjusted earnings	$961	$1,216	$2,461	$2,728	¥152	¥180	¥390	¥404
Weighted-average yen/dollar exchange rate	158.49	147.68	158.28	148.03	—	—	—	—
Percentage change over previous period:
Net earned premiums	(9.3)%	(2.7)%	(9.5)%	(2.6)%	(2.0)%	(4.0)%	(3.2)%	(4.6)%
Adjusted net investment income	(3.9)	.5	(5.3)	(4.2)	3.7	(.9)	1.5	(6.5)
Total adjusted revenues	(7.7)	(1.8)	(8.3)	(3.0)	(.3)	(3.1)	(1.9)	(5.1)
Total benefits and claims, net	12.3	(20.8)	(7.6)	(8.1)	22.5	(23.2)	(1.0)	(10.5)
Total adjusted expenses	(1.1)	(2.9)	(7.1)	4.5	6.6	(3.9)	(.5)	2.4
Pretax adjusted earnings	(21.0)	13.3	(9.8)	(.7)	(15.2)	13.1	(3.5)	(2.4)
(1) Includes a gain (loss) of $52 and $(55) for the three-month periods and $52 and $(55) nine-month periods ended September 30, 2026 and 2025, respectively, related to remeasurement of the deferred profit liability for limited-payment contracts.
(2) Net interest income/expense from derivatives associated with certain investment strategies of $(45) and $(59) for the three-month periods and $(147) and $(176) for the nine-month periods ended September 30, 2026 and 2025, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended September 30, 2026, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥12 billion related to an internal cancer reinsurance transaction with Aflac Re established in the third quarter of 2026, approximately ¥4 billion related to an external reinsurance transaction established in the first quarter of 2026 and approximately ¥3 billion from limited-pay products reaching premium paid-up status. Net earned premiums also reflect remeasurement gains of approximately ¥7 billion related to annual cash flow assumption updates of the deferred profit liability for limited-payment contracts performed in the third quarter of 2026, compared to assumption-related remeasurement losses of approximately ¥8 billion in the third quarter of 2025.
•Adjusted net investment income increased primarily due to higher fixed rate income from U.S. dollar-denominated investments and higher income on U.S. dollar-denominated assets due to the weakening of the yen, partially offset by lower U.S. dollar-denominated floating rate income and higher expenses.
•Total adjusted revenues decreased slightly primarily due to the decrease in net earned premiums, mostly offset by the increase in adjusted net investment income.
•Total benefits and claims increased primarily due to lower reserve remeasurement gains, including approximately ¥27 billion related to annual cash flow assumption updates performed in the third quarter of 2026, compared to assumption-related reserve remeasurement gains of approximately ¥68 billion in the third quarter of 2025. This increase was partially offset by approximately ¥9 billion related to an internal cancer reinsurance transaction with Aflac Re established in the third quarter of 2026 and approximately ¥2 billion related to an external reinsurance transaction established in the first quarter of 2026.
•Total adjusted expenses increased primarily due to higher costs pertaining to business operations, including costs related to the June 2026 Japan Cyber Incident.
•Pretax adjusted earnings decreased primarily due to the increase in total benefits and claims.

For the nine-month period ended September 30, 2026, operating results in yen terms compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to approximately ¥12 billion related to an external reinsurance transaction established in the first quarter of 2026, approximately ¥12 billion related to an internal cancer reinsurance transaction with Aflac Re established in the third quarter of 2026 and approximately ¥10 billion from limited-pay products reaching premium paid-up status. Net earned premiums also reflect remeasurement gains of approximately ¥7 billion related to annual cash flow assumption updates of the deferred profit liability for limited-payment contracts performed in the third quarter of 2026, compared to assumption-related remeasurement losses of approximately ¥8 billion in the third quarter of 2025.
•Adjusted net investment income increased primarily due to higher fixed rate income from U.S. dollar-denominated investments and higher income on U.S. dollar-denominated assets due to the weakening of the yen, partially offset by lower U.S. dollar-denominated floating rate income and lower call income.
•Total adjusted revenues decreased primarily due to the decrease in net earned premiums, partially offset by the increase in adjusted net investment income.
•Total benefits and claims decreased primarily due to the impact of annual cash flow assumption updates performed in the third quarter of 2025, as well as an internal cancer reinsurance transaction with Aflac Re established in the third quarter of 2026 and an external reinsurance transaction established in the first quarter of 2026. This decrease was partially offset by lower reserve remeasurement gains, including approximately ¥27 billion related to annual cash flow assumption updates performed in the third quarter of 2026, compared to assumption-related reserve remeasurement gains of approximately ¥68 billion in the third quarter of 2025.
•Total adjusted expenses were relatively flat.
•Pretax adjusted earnings decreased primarily due to the decrease in total adjusted revenues, partially offset by the decrease in total benefits and claims.

Annualized premiums in force decreased 2.2% to ¥1.16 trillion as of September 30, 2026, compared with ¥1.19 trillion as of September 30, 2025. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching premium paid-up status. Annualized premiums in force, translated into U.S. dollars at respective period-end foreign exchange rates, were $7.4 billion at September 30, 2026, compared with $8.0 billion at September 30, 2025.

As of September 30, 2026, Aflac Japan had approximately 22 million individual policies in force in Japan, including approximately 14 million cancer policies in force.

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
Aflac Japan Percentage Changes Over Previous Period
(Japanese Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Adjusted net investment income	3.7%	(.9)%	1.5%	(6.5)%	(1.6)%	(.9)%	(3.3)%	(5.4)%
Total adjusted revenues	(.3)	(3.1)	(1.9)	(5.1)	(1.8)	(3.1)	(3.2)	(4.7)
Pretax adjusted earnings	(15.2)	13.1	(3.5)	(2.4)	(17.9)	13.1	(6.8)	(1.6)

The following table presents a summary of operating ratios in Japanese yen terms for Aflac Japan followed by a discussion of the significant drivers of changes in operating ratios in Japanese yen compared to the same periods in the previous year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2026	2025	2026	2025
Total benefits and claims, net	34.4%	28.0%	41.8%	41.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.6	3.5	3.6	3.5
Insurance commissions	4.3	4.8	4.3	4.6
Insurance and other expenses	13.3	11.6	12.4	11.9
Total adjusted expenses	21.2	19.8	20.3	20.0
Pretax adjusted earnings	44.4	52.2	37.9	38.5
Ratios to total premiums:
Total benefits and claims, net	49.2%	39.3%	58.8%	57.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.2	4.9	5.0	4.8

•For the three- and nine-month periods ended September 30, 2026, the total benefits and claims to total premiums ratio increased primarily due to lower reserve remeasurement gains related to annual cash flow assumption updates performed in the third quarter of 2026. For the full year of 2026, the Company now expects Aflac Japan to generate a benefit ratio slightly below the range of 60% to 63%.
•For the three-month period ended September 30, 2026, the total adjusted expense ratio increased primarily due to higher costs pertaining to business operations, including costs related to the June 2026 Japan Cyber Incident, and the decrease in total adjusted revenues. For the nine-month period ended September 30, 2026, the total adjusted expense ratio increased primarily due to the decrease in total adjusted revenues.
•In total, the pretax adjusted profit margin decreased in the three- and nine-month periods ended September 30, 2026 primarily due to the higher benefit ratio.

The following table presents Aflac Japan's premium persistency on a 12-month rolling basis as of September 30.

	2026	2025
Premium persistency	92.9%	93.3%

Aflac Japan Sales

The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2026	2025	2026	2025	2026	2025	2026	2025
New annualized premium sales	$118	$133	$354	$369	¥18.8	¥19.6	¥56.1	¥54.4
Increase (decrease) over prior period	(11.2)%	13.5%	(4.2)%	19.4%	(4.0)%	11.8%	3.0%	16.1%

The decrease in new annualized premium sales on a Japanese yen basis in the third quarter of 2026 primarily reflects a high prior-year sales baseline for Miraito cancer insurance following its launch in March 2025, partially offset by solid growth in the refreshed Tsumitasu savings-type life insurance product and Anshin Palette, the medical insurance product launched in December 2025. The increase in new annualized premium sales on a Japanese yen basis in the first nine months of 2026 was primarily driven by strong sales of Tsumitasu and Anshin Palette.

During the third quarter of 2026, sales were impacted following the June 2026 Japan Cyber Incident as Aflac Japan paused certain marketing activities, including direct mail and customer outbound calls, to prioritize customer support. As of the end of the third quarter, all normal marketing activities had resumed.

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2026	2025	2026	2025
Cancer	55.5%	70.0%	54.9%	68.5%
Medical and other health	14.9	10.7	18.7	12.0
Life insurance:
Tsumitasu	25.2	14.6	21.2	13.9
Ordinary life (1)	3.3	3.2	3.9	3.8
WAYS	.5	1.0	.6	1.2
Other	.6	.5	.7	.6
Total	100.0%	100.0%	100.0%	100.0%
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

	2026	2025
Independent corporate and individual	47.0%	45.1%
Affiliated corporate (1)	48.5	51.4
Bank	4.5	3.5
Total	100.0%	100.0%
(1) Includes Japan Post Group, Dai-ichi Life and Daido Life

During the three-month period ended September 30, 2026, Aflac Japan recruited 132 new sales agencies. At September 30, 2026, Aflac Japan was represented by approximately 6,200 sales agencies, with approximately 111,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At September 30, 2026, Aflac Japan had agreements to sell its products at 356 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$1,144	$514	$3,796	$5,122
Private placements	0	182	172	182
Other fixed maturity securities	55	19	335	165
Equity securities	241	122	697	360
Other investments	14	24	40	41
Total yen-denominated	1,454	861	5,040	5,870
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	307	311	2,591	3,410
Infrastructure debt	30	9	50	125
Collateralized loan obligations	0	0	0	74
Equity securities	0	1	0	1
Commercial mortgage and other loans:
Transitional real estate loans	2	5	71	32
Middle market loans	151	254	710	776
Other loans	15	15	85	95
Other investments	103	104	266	296
Total U.S. dollar-denominated	608	699	3,773	4,809
Other currencies:
Fixed maturity securities:
Infrastructure debt	0	0	0	52
Private placements	0	0	0	1
Other fixed maturity securities	82	0	82	66
Commercial mortgage and other loans:
Other loans	9	0	18	26
Other investments	3	8	7	12
Total other currencies	94	8	107	157
Total Aflac Japan purchases	$2,156	$1,568	$8,920	$10,836

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended and as of September 30.

	Three Months		Nine Months
	2026	2025	2026	2025
Total purchases for the period (in millions) (1)	$2,036	$1,432	$8,607	$10,487
New money yield (1),(2)	4.47%	4.66%	4.45%	3.96%
Return on average invested assets (3)	3.36	3.24	3.28	3.20
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1),(2)	3.51%	3.28%	3.51%	3.28%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended September 30, 2026 was primarily due to higher allocations to lower yielding asset classes. The increase in the Aflac Japan new money yield in the nine-month period ended September 30, 2026 was primarily due to higher U.S. dollar and Japanese yen interest rates. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net earned premiums	$1,544	$1,495	$4,638	$4,501
Adjusted net investment income (1)	212	214	621	623
Other income	25	19	72	53
Total adjusted revenues	1,781	1,728	5,331	5,177
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	790	752	2,342	2,219
Reserve remeasurement (gains) losses	(161)	(71)	(217)	(110)
Total benefits and claims, net	629	681	2,125	2,109
Adjusted expenses:
Amortization of deferred policy acquisition costs	141	137	426	410
Insurance commissions	144	143	431	417
Insurance and other expenses	374	392	1,123	1,120
Total adjusted expenses	659	672	1,980	1,947
Total benefits and adjusted expenses	1,288	1,353	4,105	4,056
Pretax adjusted earnings	$493	$375	$1,226	$1,121
Percentage change over previous period:
Net earned premiums	3.3%	2.5%	3.0%	2.6%
Adjusted net investment income	(.9)	1.9	(.3)	(1.7)
Total adjusted revenues	3.1	2.6	3.0	2.2
Total benefits and claims, net	(7.6)	(1.9)	.8	2.4
Total adjusted expenses	(1.9)	5.0	1.7	1.4
Pretax adjusted earnings	31.5	7.1	9.4	2.9
(1) Net interest income/expense from derivatives associated with certain investment strategies of $(3) and $(7) for the three-month periods and $(13) and $(19) for the nine-month periods ended September 30, 2026 and 2025, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

For the three-month period ended September 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales and continued strong persistency.
•Adjusted net investment income was relatively flat.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims decreased primarily due to higher reserve remeasurement gains, including approximately $138 million related to annual cash flow assumption updates performed in the third quarter of 2026, compared to assumption-related reserve remeasurement gains of $60 million in the third quarter of 2025, partially offset by higher incurred claims for certain group products largely associated with the growth in net earned premiums.
•Total adjusted expenses decreased primarily due to a one-time technology-related expense incurred in the comparative prior year period and an increase in the capitalization of deferred policy acquisition costs related to short-duration products.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues and the decreases in total benefits and claims and total adjusted expenses.

For the nine-month period ended September 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to improved sales and continued strong persistency.
•Adjusted net investment income was relatively flat.
•Total adjusted revenues increased primarily due to the increase in net earned premiums.
•Total benefits and claims increased primarily due to higher incurred claims for certain group products largely associated with the growth in net earned premiums, mostly offset by higher reserve remeasurement gains, including approximately $138 million related to annual cash flow assumption updates performed in the third quarter of 2026, compared to assumption-related reserve remeasurement gains of $60 million in the third quarter of 2025.
•Total adjusted expenses increased primarily due to higher variable expenses associated with the growth in net earned premiums.
•Pretax adjusted earnings increased primarily due to the increase in total adjusted revenues, partially offset by the increases in total adjusted expenses and total benefits and claims.

Annualized premiums in force increased 4.4% to $6.8 billion at September 30, 2026, compared with $6.5 billion at September 30, 2025.
The following table presents a summary of operating ratios for Aflac U.S. followed by a discussion of the significant drivers of changes in operating ratios compared to the same periods in the previous year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2026	2025	2026	2025
Total benefits and claims	35.3%	39.4%	39.9%	40.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.9	7.9	8.0	7.9
Insurance commissions	8.1	8.3	8.1	8.1
Insurance and other expenses	21.0	22.7	21.1	21.6
Total adjusted expenses	37.0	38.9	37.1	37.6
Pretax adjusted earnings	27.7	21.7	23.0	21.7
Ratios to total premiums:
Total benefits and claims	40.7%	45.6%	45.8%	46.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.1	9.2	9.2	9.1

•For the three- and nine-month periods ended September 30, 2026, the total benefits and claims to total premiums ratio decreased primarily due to higher reserve remeasurement gains related to annual cash flow assumption updates performed in the third quarter of 2026. For the full year of 2026, the Company now expects Aflac U.S. to generate a benefit ratio below the range of 48% to 52%.
•For the three- and nine-month periods ended September 30, 2026, the total adjusted expense ratio decreased primarily due to the increase in total adjusted revenues and a one-time technology-related expense incurred in the comparative prior year periods.
•In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2026, primarily due to the lower benefit and expense ratios.

The following table presents premium persistency for Aflac U.S. on a 12-month rolling basis as of September 30.

	2026	2025
Premium persistency	79.7%	79.0%

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
New annualized premium sales	$403	$390	$1,070	$1,038
Increase (decrease) over prior period	3.5%	2.8%	3.1%	3.0%

The increase in new annualized premium sales for Aflac U.S. in the third quarter and first nine months of 2026 was primarily driven by sales of group products.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2026	2025	2026	2025
Accident	15.4%	16.9%	17.6%	18.9%
Disability	29.7	31.8	26.3	28.3
Critical care(1)	14.3	15.9	17.0	18.9
Hospital indemnity	10.1	10.5	11.7	12.3
Dental/vision	7.3	5.6	7.5	6.2
Life	23.2	19.3	19.9	15.4
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

In the third quarter of 2026, the Aflac U.S. sales force included an average of approximately 5,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$475	$118	$1,502	$763
Infrastructure debt	29	0	132	25
Collateralized loan obligations	0	0	0	25
Equity securities	0	0	0	15
Commercial mortgage and other loans:
Transitional real estate loans	0	1	7	9
Commercial mortgage loans	0	0	48	0
Middle market loans	23	36	129	125
Other loans	0	0	52	12
Other investments:
Limited partnerships	24	92	84	166
Other	0	0	28	0
Total U.S. dollar-denominated	551	247	1,982	1,140
Other currencies:
Other investments	1	4	1	4
Total other currencies	1	4	1	4
Total Aflac U.S. purchases	$552	$251	$1,983	$1,144

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended and as of September 30.

	Three Months		Nine Months
	2026	2025	2026	2025
Total purchases for period (in millions) (1)	$527	$155	$1,898	$974
New money yield (1),(2)	6.28%	6.62%	6.29%	6.73%
Return on average invested assets (3)	5.09	5.07	5.06	4.96
Portfolio book yield, end of period (1),(2)	5.51%	5.55%	5.51%	5.55%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in the three- and nine-month periods ended September 30, 2026 was primarily due to higher allocations to lower yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by reinsurance activity, adjusted net investment income and impacts from changes in the foreign currency exchange rate. The following table presents a summary of operating results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net earned premiums	$252	$214	$610	$618
Net investment income (loss) (1)	92	110	278	304
Amortized hedge income	14	20	51	80
Adjusted net investment income	106	130	329	384
Other income	2	(1)	4	3
Total adjusted revenues	360	343	943	1,005
Benefits and claims:
Benefits and claims, excluding reserve remeasurement	165	133	383	384
Reserve remeasurement (gains) losses	(92)	(34)	(95)	(35)
Total benefits and claims, net	73	99	288	349
Adjusted expenses:
Interest expense	67	55	187	151
Other adjusted expenses	148	120	406	373
Total adjusted expenses	215	175	593	524
Total benefits and adjusted expenses	288	274	881	873
Pretax adjusted earnings	$72	$69	$62	$132
Percentage change over previous period:
Net earned premiums	17.8%	33.8%	(1.3)%	29.0%
Adjusted net investment income	(18.5)	103.1	(14.3)	64.8
Total adjusted revenues	5.0	52.4	(6.2)	39.0
Total benefits and claims, net	(26.3)	33.8	(17.5)	26.9
Total adjusted expenses	22.9	28.7	13.2	27.2
Pretax adjusted earnings	4.3	360.0	(53.0)	266.7
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $4 and $6 for the three-month periods and $15 and $22 for the nine-month periods ended September 30, 2026 and 2025, respectively, is included as a reduction to net investment income. Tax credits on these investments of $5 and $7 for the three-month periods and $16 and $24 for the nine-month periods ended September 30, 2026 and 2025, respectively, have been reported as an income tax benefit in the consolidated statements of earnings. See Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on these investments.

For the three-month period ended September 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums increased primarily due to reinsurance-related impacts, including higher reinsurance activity resulting from the transaction established in the third quarter of 2026.
•Adjusted net investment income decreased primarily due to lower short-term income and lower amortized hedge income, partially offset by higher fixed-rate income.
•Total adjusted revenues increased primarily due to the increase in net earned premiums, partially offset by the decrease in adjusted net investment income.
•Total benefits and claims decreased primarily due to higher reserve remeasurement gains, including approximately $91 million related to annual cash flow assumption updates performed in the third quarter of 2026, compared to assumption-related reserve remeasurement gains of approximately $31 million in the third quarter of 2025. This decrease was partially offset by higher benefits and claims resulting from the reinsurance transactions established in the second and third quarters of 2026.

•Total adjusted expenses increased primarily due to higher costs pertaining to business operations of $18 million, higher interest expense of $12 million, and $10 million associated with reinsurance activity.
•Pretax adjusted earnings increased primarily due to lower total benefits and claims and higher net earned premiums, partially offset by higher total adjusted expenses.

For the nine-month period ended September 30, 2026, operating results compared to the same period in the previous year were as follows:

•Net earned premiums decreased primarily due to reinsurance-related impacts.
•Adjusted net investment income decreased primarily due to $44 million of lower short-term income and $29 million of lower amortized hedge income, partially offset by $17 million of higher fixed-rate income.
•Total adjusted revenues decreased primarily due to the decreases in net earned premiums and adjusted net investment income.
•Total benefits and claims decreased primarily due to higher reserve remeasurement gains, including approximately $91 million related to annual cash flow assumption updates performed in the third quarter of 2026, compared to assumption-related reserve remeasurement gains of approximately $31 million in the third quarter of 2025.
•Total adjusted expenses increased primarily due to higher costs pertaining to business operations of $38 million and higher interest expense of $36 million.
•Pretax adjusted earnings decreased primarily due to higher total adjusted expenses and lower total adjusted revenues, partially offset by lower total benefits and claims.

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

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2026
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Fixed maturity securities available-for-sale, at fair value	$40,342	$11,966	$8,607	$60,915
Fixed maturity securities held-to-maturity, at amortized cost (1)	15,999	0	0	15,999
Equity securities	766	3	217	986
Commercial mortgage and other loans: (1)
Transitional real estate loans	2,250	470	99	2,819
Commercial mortgage loans	701	571	0	1,272
Middle market loans	3,807	460	0	4,267
Other loans	365	119	15	499
Other investments:
Policy loans	167	43	0	210
Short-term investments (2)	1,907	263	379	2,549
Limited partnerships	3,545	612	291	4,448
Real estate owned	710	110	0	820
Other	0	26	0	26
Investment in affiliate (3)	0	1,258	(1,258)	0
Total investments	70,559	15,901	8,350	94,810
Cash and cash equivalents	2,487	784	2,352	5,623
Total investments and cash	$73,046	$16,685	$10,702	$100,433
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

In the nine-month period ended September 30, 2026, the Company did not complete any foreclosure or deed in lieu of foreclosure transactions.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.4%	1.1%	1.1%
AA	7.1	7.4	6.6	7.1
A	68.6	66.3	69.0	66.0
BBB	21.6	23.5	21.9	24.2
BB or lower	1.3	1.4	1.4	1.6
Total	100.0%	100.0%	100.0%	100.0%
As of September 30, 2026, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2026.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Japan National Government	A+	$31,351	$26,334	$(5,017)
Urban Renaissance Agency	A+	155	79	(76)
JPMorgan Chase & Co	A+	193	137	(56)
Berkshire Hathaway Inc	AA	216	162	(54)
Japan Expressway Holding and Debt	A+	230	179	(51)
Prologis LP	A	144	100	(44)
Mitsubishi Estate Co Ltd.	A	127	84	(43)
West Japan Railway Company	A+	102	59	(43)
Tokyo Gas Co Ltd	A+	95	54	(41)
SNCF Reseau	AA-	70	29	(41)

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

Below-Investment-Grade Investments

	September 30, 2026
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$222	$222	$213	$(9)
Hella KGAA Hueck & Co Mtn	140	140	127	(13)
KLM Royal Dutch Airlines	127	127	88	(39)
Telecom Italia SpA	127	127	152	25
IKB Deutsche Industriebank AG	83	48	63	15
CarbonFree Chile Series B	54	51	44	(7)
Anpac Spa (Proeject Neptune)	37	35	26	(9)
Paramount Global	35	27	20	(7)
Amarok Parent LLC	25	23	24	1
Other Issuers	80	78	68	(10)
Subtotal (2)	930	878	825	(53)
High yield corporate bonds	232	202	221	19
Middle market loans	4,225	3,944	3,903	(41)
Grand Total	$5,387	$5,024	$4,949	$(75)
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

	September 30, 2026
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$32,348	$14	$(5,245)	$27,117	39.5%
Municipalities	2,169	53	(355)	1,867	2.6
Mortgage- and asset-backed securities	6,221	138	(231)	6,128	7.6
Public utilities	6,865	297	(554)	6,608	8.4
Electric	5,383	232	(399)	5,216	6.6
Natural Gas	925	35	(108)	852	1.1
Other	557	30	(47)	540	.7
Sovereign and supranational	727	19	(62)	684	.9
Banks/financial institutions	9,459	390	(822)	9,027	11.5
Banking	5,318	244	(449)	5,113	6.5
Insurance	1,842	88	(125)	1,805	2.2
Other	2,299	58	(248)	2,109	2.8
Other corporate	24,091	1,703	(1,981)	23,813	29.5
Basic Industry	2,016	207	(160)	2,063	2.5
Capital Goods	2,962	176	(221)	2,917	3.6
Communications	2,498	270	(143)	2,625	3.1
Consumer Cyclical	1,985	92	(114)	1,963	2.4
Consumer Non-Cyclical	5,394	414	(428)	5,380	6.6
Energy	2,556	290	(81)	2,765	3.1
Other	980	18	(181)	817	1.2
Technology	3,078	93	(277)	2,894	3.8
Transportation	2,622	143	(376)	2,389	3.2
Total fixed maturity securities	$81,880	$2,614	$(9,250)	$75,244	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2026		December 31, 2025
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$65,054	$59,400	$65,522	$63,559
Equity securities	808	808	726	726
Total publicly issued	65,862	60,208	66,248	64,285
Privately issued securities: (2)
Fixed maturity securities (3)	16,826	15,844	15,861	16,038
Equity securities	178	178	161	161
Total privately issued	17,004	16,022	16,022	16,199
Total investment securities	$82,866	$76,230	$82,270	$80,484
(1) Net of allowance for credit losses
(2) Primarily consists of securities held by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse dual-currency securities.

Reverse Dual-Currency Securities(1)

(Amortized cost, in millions)	September 30, 2026	December 31, 2025
Privately issued reverse dual-currency securities	$3,193	$3,196
Publicly issued collateral structured as reverse dual-currency securities	890	895
Total reverse dual-currency securities	$4,083	$4,091
Reverse dual-currency securities as a percentage of total investment securities	4.9%	5.0%
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

The following table presents metrics related to the Company's Foreign Currency Exchange Risk Hedge Program, including associated amortized hedge costs/income, for the periods ended September 30. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	Three Months		Nine Months
	2026	2025	2026	2025
Aflac Japan:
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.6	$0.7	$1.6	$0.7
Amortized hedge income (cost) for period (in millions)	$(10)	$(4)	$(25)	$(7)
FX Options
FX option notional at the end of period (in billions) (1)	$3.0	$25.0	$3.0	$25.0
Amortized hedge income (cost) for period (in millions)	$(1)	$(9)	$(13)	$(24)
Corporate and other (Parent Company):
FX Forwards
FX forward notional at end of period (in billions) (1)	$1.8	$1.8	$1.8	$1.8
Amortized hedge income (cost) for period (in millions)	$14	$20	$51	$80
FX Options
FX option notional at the end of period (in billions) (1)	$0.0	$0.0	$0.0	$0.0
Amortized hedge income (cost) for period (in millions)	$0	$0	$0	$0
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

	September 30, 2026		December 31, 2025
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities	$13,713	$14,737	$12,618	$15,075
Equity securities	22	24	22	24
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	2,250	2,258	2,818	2,849
Commercial mortgage loans	701	618	878	811
Middle market loans (floating rate)	3,807	3,770	3,827	3,751
Other loans	230	220	204	209
Other investments	4,838	4,838	3,136	3,136
Total U.S. Dollar Program	25,561	26,465	23,503	25,855
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,663	2,246	1,632	2,398
Total U.S. dollar-denominated investments in Aflac Japan	$27,224	$28,711	$25,135	$28,253
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments held by Aflac Japan other than the investments in certain consolidated variable interest entities (VIEs) where the instrument is economically converted to Japanese yen as a result of a derivative in the consolidated VIE. The Company uses foreign currency forwards to hedge foreign currency exchange risk on certain U.S. dollar-denominated investments held by Aflac Japan and one-sided foreign currency put options to mitigate the risk of a decline in the value of U.S. dollar-denominated assets (in Japanese yen terms) related to extreme foreign exchange rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange rates. As of September 30, 2026, none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

Foreign currency derivatives used for hedging are periodically settled, which results in cash receipt or payment at inception, maturity or early termination. The following table presents the settlements associated with the Company's foreign currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net cash inflows (outflows)	$(5)	$(23)	$(59)	$(39)

In addition to the U.S. Dollar Program, Aflac Japan utilizes foreign currency forwards to economically hedge the foreign currency exchange risk on certain of its variable-rate investments denominated in other foreign currencies. As of September 30, 2026, the Company had foreign currency forwards on other foreign currency-denominated investments with a fair value of $84 million.

Aflac Japan also utilizes foreign currency swaps to economically hedge the foreign currency exchange risk on certain of its fixed maturity securities denominated in other foreign currencies. As of September 30, 2026, the Company had foreign currency swaps on other foreign currency-denominated investments with a fair value of $102 million.

Enterprise Corporate Hedging Program

The Company has designated certain Japanese yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated Japanese yen-denominated net asset position was partially hedged at $7.2 billion as of September 30, 2026, with hedging instruments comprised of $5.4 billion of Japanese yen-denominated debt and $1.8 billion of foreign currency forwards, compared with $6.8 billion as of December 31, 2025, with hedging instruments comprised of $5.0 billion of Japanese yen-denominated debt and $1.8 billion of foreign currency forwards.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the foreign currency exchange effect on the Japanese yen-denominated liabilities and the change in estimated fair value of the derivatives are included in unrealized foreign currency translation gains (losses) in the consolidated statements of comprehensive income (loss). The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2026 and 2025, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

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

As part of the Company’s reinsurance platform, Aflac Re enters into foreign currency forwards with the Parent Company and with third parties to economically manage the currency mismatch between Aflac Re's assets, which are mostly denominated in U.S. dollars, and its liabilities, which are mostly denominated in Japanese yen, in order to support and optimize Bermuda Monetary Authority (BMA) capital requirements. For additional information on the Company's reinsurance platform, see Note 8 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A and Note 8 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES
The following table presents policy liabilities by segment and in total.

(In millions)	September 30, 2026	December 31, 2025	% Change
Aflac Japan	$54,697	$59,292	(7.7)%	(1)
Aflac U.S.	10,429	11,378	(8.3)
Corporate and other	5,548	4,088	35.7
Intercompany eliminations (2)	(7,157)	(5,175)	(38.3)
Total	$63,517	$69,583	(8.7)%
(1) Aflac Japan’s policy liabilities decreased 7.3% in yen during the nine months ended September 30, 2026.
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

BENEFIT PLANS
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 13 of the Notes to the Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In March 2022, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2027. In March 2022, the LIPPC reached the required balance for the total life industry of ¥400 billion as specified by its Articles of Incorporation. As a result, additional contributions are not expected to be required unless the balance is reduced due to payments made by the LIPPC to the policyholders of insolvent insurers. Accordingly, Aflac Japan did not recognize an expense for LIPPC assessments for the nine-month periods ended September 30, 2026 and 2025.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three- and nine-month periods ended September 30, 2026 and 2025 were immaterial.

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

The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2026	2025
Management fees paid by subsidiaries	$134	$127
Dividends declared or paid by subsidiaries	2,088	3,058

The following table details Aflac Japan remittances, which are included in the totals above, for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2026	2025
Aflac Japan management fees paid to Parent Company	$59	$55
Aflac Japan dividends declared or paid to Parent Company (in U.S. dollars)	1,788	2,359
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥287.0	¥346.5

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

In addition to cash and cash equivalents, the Company also maintains senior note facility agreements, credit facilities (both intercompany and with external partners), and a number of other available tools to support liquidity needs on a global basis. In September 2024, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2027. Additionally, in June 2026, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue various types of securities, in one or more series, from time to time until June 2029. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2026. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of enterprise-wide capital management and optimization, the Company also utilizes the intercompany reinsurance platform to execute internal reinsurance transactions with Aflac Re. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of September 30, 2026, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions and repurchase agreements. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for additional information on the Company's securities lending, repurchase agreements and derivative activities. See Note 9 of the Notes to the Consolidated Financial Statements for information on pre-capitalized trust securities sold in private placements, the proceeds of which are invested in portfolios of principal and/or interest strips of U.S. Treasury securities, as an off-balance sheet funding arrangement. See Note 15 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2025 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
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

The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2026	2025
Operating activities	$2,277	$2,240
Investing activities	472	1,202
Financing activities	(3,389)	(2,885)
Exchange effect on cash and cash equivalents	18	(18)
Net change in cash and cash equivalents	$(622)	$539

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

As part of its overall corporate strategy, the Company has committed up to $400 million to Aflac Ventures, LLC (Aflac Ventures) as opportunities emerge, of which approximately $238 million had been deployed as of September 30, 2026. The deployed amount excludes investments transferred to Aflac Japan that are no longer included in this commitment. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or other investments in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost investment funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2026, Aflac U.S. borrowed and repaid $667 million under this program. As of September 30, 2026, Aflac U.S. had outstanding borrowings of $292 million reported in its balance sheet.

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

Cash returned to shareholders through treasury stock purchases and dividends was $3.7 billion during the nine-month period ended September 30, 2026, compared with $3.6 billion during the nine-month period ended September 30, 2025.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2026	2025
Treasury stock purchases	$2,787	$2,729
Number of shares purchased:
Share repurchase program	24,310	25,744
Other	359	407
Total shares purchased	24,669	26,151

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2026	2025
Stock issued from treasury:
Cash financing	$10	$5
Noncash financing	53	57
Total stock issued from treasury	$63	$62
Number of shares issued	690	819

As of September 30, 2026, a remaining balance of 90.0 million shares of the Company's common stock were available for purchase under share repurchase authorizations by its board of directors.

Cash dividends paid to shareholders were $.61 per share in the third quarter of 2026, compared with $.58 per share in the third quarter of 2025. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2026	2025
Dividends paid in cash	$898	$906
Dividends through issuance of treasury shares	31	33
Total dividends to shareholders	$929	$939

In November 2026, the board of directors declared the fourth quarter cash dividend of $.61 per share, an increase of 5.2% compared with the same period in 2025. The dividend is payable on December 1, 2026 to shareholders of record at the close of business on November 18, 2026.

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

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s Risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2026, Aflac U.S.'s combined RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits (LFPB), and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Calculations of DAC and the LFPB require the use of estimates based on actuarial valuation techniques. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 69% of its liabilities are reported as of September 30, 2026, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the nine-month period ended September 30, 2026. For additional information, see the Critical Accounting Estimates section of Item 7. MD&A included in the 2025 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2026, the Parent Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,860,765		$109.54	1,860,642	112,463,402
February 1 - February 28	3,406,161		114.11	3,059,068	109,404,334
March 1 - March 31	4,099,148		109.23	4,092,944	105,311,390
April 1 - April 30	1,861,571		113.16	1,861,571	103,449,819
May 1 - May 31	3,502,591		115.47	3,501,545	99,948,274
June 1 - June 30	3,160,391		116.67	3,158,294	96,789,980
July 1 - July 31	1,134,505		123.56	1,134,505	95,655,475
August 1 - August 31	2,575,265		119.47	2,575,235	93,080,240
September 1 - September 30	3,068,764		116.05	3,066,521	90,013,719
Total	24,669,161	(1)	$114.64	24,310,325	90,013,719	(2)
(1) During the first nine months of 2026, 358,836 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at September 30, 2026, consisted of 90,013,719 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2025.

Item 5.    Other Information

Insider Trading Arrangements

During the third quarter of 2026, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of the Parent Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of Aflac Incorporated, as amended and restated – incorporated by reference from Form 8-K dated November 17, 2023, Exhibit 3.1.
	31.1	-	Certification of CEO dated November 5, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated November 5, 2026, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated November 5, 2026, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

November 5, 2026	/s/ Max K. Brodén
(Max K. Brodén)
Senior Executive Vice President; Chief Financial Officer

November 5, 2026	/s/ Robin L. Blackmon
(Robin L. Blackmon)
Senior Vice President, Financial Services; Chief Accounting Officer